Form 10QSB
period 1996-03-31
COMMUNITY BANKSHARES INC /SC/
filed 1996-05-14
CIK 894508

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1996             File number: 000-22054



                           COMMUNITY BANKSHARES, INC.
              (Exact Name of Small Business Issuer in its Charter)

      South Carolina                                     57-0966962
(State or Other Jurisdiction                (IRS Employer Identification Number)
of Incorporation or Organization)


               791 Broughton St., Orangeburg, South Carolina 29115
                (Address of Principal Executive Office, Zip Code)


                                 (803) 535-1060
                           (Issuer's telephone number)



         Check whether the issuer (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes  [X]   No [ ]

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 863,238 shares of common stock outstanding as of March 31, 1996.

                            10-QSB TABLE OF CONTENTS

                     Part I-Financial Statements                          Page
                     ---------------------------                          ----
      Item 1       Financial Statements                                     3
      Item 2       Management's Discussion and Analysis                     8


                     Part II-Other Information
                     -------------------------
      Item 6       Exhibits and Reports on Form 8-K                        18


                           Community Bankshares, Inc. Balance Sheets
                                                                         UNAUDITED
                                                                         March 31,   December 31,
                                   ASSETS                            1996                1995
                                                                     ----                ----

Cash and due from other financial institutions:
     Non-interest bearing                                            $  2,950,000       $  3,025,000
     Federal funds sold
                                                                        2,340,000          1,510,000
                                                                     ------------       ------------
         Total cash and cash equivalents                                5,290,000          4,535,000

Interest bearing deposits in other banks
                                                                          795,000            320,000
Investment securities:
     Securities held to maturity
                                                                       17,044,000         15,610,000
     Securities available for sale
                                                                       10,500,000          9,059,000
Loans held for resale
                                                                          456,000                  -

Loans
                                                                       53,304,000         52,323,000
     Less, allowance for loan losses                                     (727,000)          (706,000)
                                                                     ------------       ------------
         Net loans                                                     52,577,000         51,617,000
                                                                     ------------       ------------

Premises and equipment                                                  1,889,000          1,708,000
Accrued interest  receivable                                              812,000            716,000
Deferred income taxes                                                     212,000            181,000
Other assets                                                              234,000            151,000
                                                                     ------------       ------------

         Total assets                                                $ 89,809,000       $ 83,897,000
                                                                     ============       ============

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Non-interest bearing                                            $  9,517,000       $  9,095,000
     Interest bearing                                                  66,038,000         63,455,000
                                                                     ------------       ------------
         Total deposits                                                75,555,000         72,550,000

Federal funds purchased and securities
     sold under agreements to repurchase                                2,274,000          2,570,000
Notes payable                                                             413,000            240,000
Federal Home Loan Bank advances                                         1,200,000            700,000
Other liabilities                                                         526,000            491,000
                                                                     ------------       ------------
         Total liabilities                                             79,968,000         76,551,000
                                                                     ------------       ------------

Shareholders' equity:
     Common stock
         No par, authorized shares 3,000,000, issued and
         outstanding 863,238 in 1996 and 1995                           4,584,000          4,617,000
     Common stock subscribed                                            2,585,000             98,000
     Retained earnings                                                  2,705,000          2,607,000
     Unrealized gain (loss) on securities available for sale              (33,000)            24,000
                                                                     ------------       ------------
         Total shareholders' equity                                     9,841,000          7,346,000
                                                                     ------------       ------------

         Total liabilities and shareholders' equity                  $ 89,809,000       $ 83,897,000
                                                                     ============       ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS


                        Community Bankshares, Inc. - Statements of Income
                                                                  Three months ended March 31,
                                                                            1996              1995
                                                                          UNAUDITED        UNAUDITED
                                                                          ---------        ---------
Interest and dividend income:
    Interest and fees on loans                                       $     1,226,000        $     1,180,000
    Deposits with other financial institutions                                28,000                  2,000
    Investment securities:
      Interest - U. S. Treasury and
        U. S. Government Agencies                                            363,000                307,000
      Dividends                                                                6,000                  7,000
                                                                     ---------------        ---------------
          Total investment securities                                        369,000                314,000
                                                                     ---------------        ---------------
    Federal funds sold and securities
      purchased under agreements to resell                                    22,000                 12,000
                                                                     ---------------        ---------------
          Total interest and dividend income                               1,645,000              1,508,000
                                                                     ---------------        ---------------

Interest expense:
    Deposits:
      Certificates of deposit of $100,000 or more                            177,000                150,000
      Other                                                                  559,000                464,000
                                                                     ---------------        ---------------
          Total deposits                                                     736,000                614,000
    Federal funds purchased and securities
      sold under agreements to repurchase                                     21,000                 31,000
    Federal Home Loan Bank advances                                           18,000
                                                                                                          -
                                                                     ---------------        ---------------
          Total interest expense                                             775,000                645,000
                                                                     ---------------        ---------------
Net interest income                                                          870,000                863,000
Provision for loan losses                                                     30,000                 45,000
                                                                     ---------------        ---------------
Net interest income after provision for loan losses                          840,000                818,000
                                                                     ---------------        ---------------

Non-interest income:
    Service charges on deposit accounts                                       81,000                 74,000
    Other                                                                     26,000                 23,000
                                                                     ---------------        ---------------
          Total non-interest income                                          107,000                 97,000
                                                                     ---------------        ---------------

Non-interest expense:
    Salaries and employee benefits                                           378,000                284,000
    Premises and equipment                                                    69,000                 62,000
    Other                                                                    164,000                177,000
                                                                     ---------------        ---------------
          Total non-interest expense                                         611,000                523,000
                                                                     ---------------        ---------------
Net income before taxes                                                      336,000                392,000
Provision for income taxes                                                   118,000                137,000
                                                                     ---------------        ---------------

Net income after taxes                                               $       218,000        $       255,000
                                                                     ===============        ===============

Per common share:
    Weighted average shares outstanding                                    1,018,937                863,238
                                                                     ===============        ===============
    Net income per common share                                      $          0.21        $          0.30
                                                                     ===============        ===============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                     Community Bankshares, Inc. - Statements of Cash Flows
                                                                        Three months ended March 31,
                                                                               1996        1995
                                                                             UNAUDITED   UNAUDITED
                                                                             ---------   ---------
Cash flows from operating activities:
Net income                                                              $    218,000        $  255,000
Adjustments to reconcile net income
  to net cash (provided) used by operating activities
        Depreciation and amortization                                         38,000            32,000
        Provision for loan losses                                             30,000            45,000
        Accretion of discounts and amortization of premiums -
          investment securities - net                                         (3,000)                -
        Deferred income taxes                                                (31,000)                -
        (Increase) decrease in loans held for resale                        (456,000)           40,000

Changes in operating assets and liabilities:
        (Increase) decrease in interest receivable                           (96,000)            2,000
        (Increase) decrease in other assets                                  (83,000)           59,000
        Increase in other liabilities                                         35,000           172,000
                                                                        ------------        ----------
           Net cash provided (used) by operating activities                 (348,000)          605,000
                                                                        ------------        ----------

Cash flows from investing activities:
        Net (increase) decrease in interest bearing deposits
             with other banks                                               (475,000)           100,000
        Purchases of held to maturity securities                          (4,229,000)        (2,316,000)
        Proceeds from maturities of held to maturity securities            2,808,000          2,178,000
        Purchases of available for sale securities                        (2,624,000)          (173,000)
        Proceeds from maturities of available for sale securities          1,116,000            609,000
        Net (increase) in loans to customers                                (990,000)        (1,042,000)
        Purchase of premises and equipment                                  (219,000)           (21,000)
                                                                        ------------        -----------
           Net cash (used) in investing activities                        (4,613,000)          (665,000)
                                                                        ------------        -----------

Cash flows from financing activities:
        Net increase in demand, savings, & time deposits                    3,005,000         2,233,000
        Net (decrease) in federal funds purchased
         and   securities sold under agreements to re-
          purchase                                                           (296,000)         (934,000)
        Increase in notes payable                                             173,000                 -
        Increase in Federal Home Loan Bank advances                           500,000                 -
        Sale of common stock subscriptions                                  2,487,000                 -
        Stock issuance costs                                                  (32,000)                -
        Dividend payments                                                    (121,000)         (121,000)
                                                                        -------------       -----------
           Net cash provided by financing activities                        5,716,000         1,178,000
                                                                        -------------       -----------

Net increase in cash and cash equivalents                                     755,000         1,118,000

Cash and cash equivalents - beginning of period                             4,535,000         3,053,000
                                                                        -------------       -----------

Cash and cash equivalents - end of period                               $   5,290,000       $ 4,171,000
                                                                        =============       ===========



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

Community Bankshares, Inc. - Notes to Financial Statements

Summary of Significant Accounting Principles
        A summary of significant accounting policies is included in the 1995 Annual Report of Community Bankshares, Inc. to the Shareholders, which also contains the Company's audited financial statements for 1995.

Principles of Consolidation
        The consolidated financial statements include the accounts of Community Bankshares, Inc. (CBI), the parent company, and Orangeburg National Bank (the
Bank), its wholly owned subsidiary. All significant intercompany items have been eliminated in the consolidated statements.

Management Opinion
        The financial statements in this report are unaudited. In the opinion of management, all the adjustments necessary to present a fair statement of the results for the interim period have been made. Such adjustments are of a normal and recurring nature.
        The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 1995 Annual Report.


     Community Bankshares, Inc. - Comparative Average Balances, Yields, and Rates for the
                                    quarters ended March 31,

    Dollar amounts in thousands                               1996                                  1995
    ---------------------------                               ----                                  ----
                                                           Interest                               Interest
                                                 Average    Income/    Yields/          Average    Income/   Yields/
Assets                                           Balance    Expense     Rates           Balance    Expense    Rates
                                                -----------------------------         ------------------------------
    Interest bearing deposits                   $  2,255   $   28       4.97%         $     165   $     3     7.25%
    Investment securities taxable                 25,323      365       5.76%            22,669       312     5.51%
    Investment securities--tax exempt                414        4       6.33%                99         1     3.21%
    Federal funds sold                             1,807       22       4.98%               861        12     5.47%
    Loans, net of unearned income                 52,380    1,226       9.36%            49,095     1,180     9.61%
                                                --------   ------       -----         ---------   -------     ----
    Total interest earning assets                 82,179    1,645       8.01%            72,889     1,508     8.27%
    Cash and due from banks                        3,209                                  3,096
    Allowance for loan losses                       (712)                                  (629)
    Premises and equipment                         1,683                                  1,342
    Other assets                                   1,070                                  1,069
                                                --------                              ---------
Total assets                                    $ 87,429                              $  77,767
                                                ========                              =========

Liabilities and Shareholders' Equity
    Interest bearing deposits
    Savings                                     $ 12,922   $   82       2.53%         $  15,865   $   122     3.07%
    Interest bearing transaction accounts          7,617       39       2.05%             5,517        31     2.23%
    Time deposits                                 44,993      615       5.47%            37,561       462     4.92%
                                                --------   ------       ----          ---------   -------     ----
    Total interest bearing deposits               65,532      736       4.49%            58,943       615     4.17%
     Short term borrowing                          1,940       21       4.31%             2,511        30     4.78%
    FHLB advances                                  1,103       18       6.64%                 -         -
                                                --------   ------       ----          ---------   -------     ----
    Total interest bearing liabilities            68,575      775       4.52%            61,454       645     4.20%
    Noninterest bearing demand deposits            9,544                                  9,395
    Other liabilities                                532                                    440
    Shareholders' equity                           8,778                                  6,478
                                                --------                              ---------
Total liabilities and shareholders' equity      $ 87,429                              $  77,767
                                                ========                              =========

    Interest rate spread                                                3.49%                                 4.08%
    Net interest income and net yield on earning
    assets                                                 $   870      4.24%                     $   863     4.74%
                                                           =======      ====                      =======     ====



Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

Net Income

        For the first quarter of 1996, CBI earned a profit of $218,000, compared to $255,000 for the first quarter of 1995, a decrease of 14.5% or $37,000. Earnings per share were $.21 in the 1996 period, compared to $.30 for the 1995 period, a decrease of 30%.

        Primary earnings per share were calculated by dividing net income by the weighted average number of common shares outstanding during the period, increased by dilutive common stock equivalents using the treasury stock method. Fully diluted earnings per share was substantially the same as primary earnings per share. The dilutive effect of the common stock subscribed has been included in the weighted average number of shares outstanding for the three months ended March 31, 1996.

        Net income for the period ended March 31, 1996, decreased from the prior year primarily because of a decrease in the net interest margin and an increase in non-interest expenses, mostly associated with the start up of the new Sumter National Bank (in organization). Net interest income before provision for loan losses for the three months ended March 31, 1996, increased slightly to $870,000, compared to $863,000 for the same period in 1995, an increase of .8% or $7,000. For the period ended March 31,1996, the provision for loan losses was $30,000, compared to $45,000 for the 1995 period, a decrease of 33% or $15,000. Non-interest income for the 1996 period increased to $107,000 from $97,000 for the 1995 period, a 10.3% or $10,000 increase. Non-interest expense increased to $611,000 from $523,000, a 16.8% or $88,000 increase.

Profitability

        One of the best ways to review earnings is through the ROA (return on average assets) and the ROE (return on average equity). Return on assets is the income for the period divided by the average assets for the period, annualized. Return on equity is the income for the period divided by the average equity for the period, annualized. Based on operating results for the quarters ended March 31, 1996 and 1995, the following table is presented.



                                                             March 31,
                                                         1996           1995
                                                         ----           ----
                                                       (dollars in thousands)
Average assets                                       $  87,429      77,767
ROA                                                      1.00%       1.31%
Average equity                                       $   8,778       6,478
ROE                                                      9.93%      15.75%
Net income                                           $     218         255



Net interest income

        Net interest income, the major component of CBI's income, is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. During the first quarter of 1996, net interest income after provision for loan losses increased to $840,000 from $818,000, a 2.7% or $22,000 increase over the first quarter of 1995. This improvement was the result of an increase in the volume of earning assets and a decrease in the provision expense for loan losses. The average yield on earning assets decreased to 8.01% for the 1996 period from 8.27% for the 1995 period. This decrease was the result of three prime interest rate decreases over the past year, moving the prime rate from 9% to 8.25%. Even though yields on earning assets fell, the cost of funds increased as many customers moved deposits to fixed rate certificates of deposit to lock in higher rates. For the first quarter of 1996 the cost of funds averaged 4.52%, compared to 4.20% for first quarter of 1995. Most of this increase was due to an increase in the volume and cost of time deposits.

        The decrease in the yield on earning assets and the increase in the cost of funds has reduced the spread and the net interest margin. The net effect of these changes was a net interest spread (yield on earning assets less cost of interest bearing liabilities) of 3.49% for the first quarter of 1996, down from 4.08% during the first quarter of 1995. CBI's net interest margin (net interest income divided by total earning assets) was 4.24% for the first quarter of 1996, down from 4.74% for the first quarter of 1995.


Interest Income

        On page 5 of this report is a table comparing the average balances, yields, and rates for the interest rate sensitive segments of the Bank's balance sheet for the quarters ended March 31, 1996 and 1995. A discussion of that table follows.

        Total interest income for the first quarter 1996 was $1,645,000 compared with $1,508,000 for the same period in 1995, a 9% or $137,000 increase. The yield on earning assets for the 1996 period was 8.01%, down from 8.27% for the 1995 period. Total average interest earning assets for the quarter ended March 31, 1996, were $82,179,000, up from $72,889,000 for the quarter ended March 31,
1995, an increase of 12.7% or $9,290,000.

        The loan portfolio earned $1,226,000 for the first quarter in 1996, up from $1,180,000 for the same period of 1995, a 3.9% or $46,000 increase. The first quarter 1996 yield decreased to 9.36% from 9.61% for the first quarter in 1995. The average size of the loan portfolio was $52,380,000 for the 1996 quarter, up from $49,095,000 for the same period of 1995, an increase of 6.7% or $3,285,000.

        The investment portfolio earned $365,000 for the first quarter in 1996, up from $312,000 for the 1995 period, a 17% or $53,000 increase. The yield increased to 5.76% in the 1996 quarter from 5.51% in the 1995 quarter. The size of the average portfolio grew to $25,323,000 in the 1996 quarter from $22,669,000 in the 1995 quarter, an increase of 11.7% or $2,654,000.

        The tax exempt investment portfolio earned $4,000 for the first quarter in 1996, up from $1,000 in the 1995 period, an increase of 300% or $3,000. The yield on the portfolio increased to 6.33% in the first quarter of 1996 (fully taxable equivalent) from 3.21% for the first quarter of 1995. The average size of the portfolio increased to $414,000 for the 1996 period from $99,000 in the 1995 period, an increase of 331% or $315,000.

        Interest bearing deposits from other banks contributed $28,000 for the first quarter 1996, compared to $3,000 during the prior year, an increase of 833% or $25,000. The yield on these deposits decreased to 4.97% for the 1996 period from 7.25% in the 1995 period. CBI averaged $2,255,000 in interest bearing balances in the first quarter 1996 compared to $165,000 the first quarter of the prior year, an increase of 1266% or $2,090,000. Virtually all of this growth was due to stock subscriptions sold by CBI in connection with its Sumter bank project. These sales proceeds have been held in escrow by Orangeburg National Bank and invested in short term time deposits in Orangeburg National Bank, pending termination of the offering.

        Federal funds sold earned $22,000 the first quarter of 1996 compared to $12,000 the prior year, an increase of 83% or $10,000. Yields decreased to 4.98% for the first quarter in 1996 from 5.47% for the first quarter in 1995. For the first quarter of 1996, CBI increased its average volume in funds to $1,807,000 from $861,000 for the first quarter of 1995, a 110% or $946,000 increase.


Interest expense

        Interest expense increased for the first quarter 1996 to $775,000 from the prior year's $645,000, a 20.2% or $130,000 increase. The volume of interest sensitive liabilities increased to $68,575,000 for the first quarter in 1996 from $61,454,000 for the first quarter of 1995, an 11.6% or $7,121,000 increase. The average rate CBI paid for interest bearing liabilities during the 1996 quarter was 4.52% up from 4.20% for the 1995 period. This change was primarily due to the increased cost of time deposits.

        The cost of savings accounts decreased to $82,000 in the first quarter in 1996 from $122,000 in the first quarter of 1995, a 32.8% or $40,000 decline. Average savings deposit balances declined to $12,922,000 for the first quarter in 1996 from $15,865,000 for the first quarter of 1995, a decline of 18.5% or $2,943,000. The average rate paid on these funds decreased to 2.53% from 3.07%.

        Interest bearing transaction accounts cost $39,000 for the first quarter in 1996, up from the first quarter of the prior year's $31,000, an increase of 25.8% or $8,000. The volume of these deposits increased to $7,617,000 for the first quarter in 1996 from $5,517,000 for the first quarter of 1995, a 38% or $2,100,000 increase. The average rate paid on these funds for the first quarter in 1996 decreased to 2.05% from 2.23% for the first quarter of 1995.

        Time deposits cost $615,000 for the first quarter of 1996, up from $462,000 the first quarter of the prior year, an increase of 33% or $153,000. The volume increased to $44,993,000 for the first quarter in 1996 from $37,561,000 for the first quarter of 1995, a 19.8% or $7,432,000 increase. The average rate paid on these funds increased to 5.47% for the first quarter in 1996 from 4.92% for the first quarter in 1995. The increase is attributable to customers moving funds into fixed rate certificates of deposit with longer maturities and higher yields than shorter term certificates. This was the largest single component contributing to the decline in the net interest margin. However, certificates of deposit totaling over $42 million will mature within twelve months of March 31, 1996. Most of these certificates are expected to be reinvested automatically with Orangeburg National Bank at rates significantly lower than the current average cost of time deposits, 5.47%.

        Short term borrowing consists of federal funds sold and securities sold under agreements to repurchase, as well as notes payable made in conjunction with the Sumter National Bank (in organization) project. This is a relatively small and relatively volatile part of the balance sheet. It cost $21,000 for the first quarter in 1996 down from $30,000 for the first quarter of 1995, a 30% or $9,000 decrease. The volume of these funds decreased to $1,940,000 in the first quarter in 1996 from $2,511,000 in the first quarter of 1995, a decrease of 22.7% or $571,000. The average rate paid on these funds decreased to 4.31% from 4.78%.

        Borrowings from the Federal Home Loan Bank cost $18,000 for the first quarter in 1996, there were no such borrowings in the 1995 period. The advances averaged $1,103,000 during the quarter at an average cost of 6.64%.


Non-Interest Income

        Non-interest income for the first quarter of 1996 grew to $107,000 from $97,000 in the first quarter of 1995, a 10.3% or $10,000 increase. This increase was mostly the result of increases in return check fee volume.


Non-Interest Expense

        For the first quarter of 1996 non-interest expenses increased to $611,000 from $523,000 for the first quarter of 1995, a 16.8% or $88,000 increase.

        For the three months ended March 31, 1996, personnel costs were $378,000 compared to $284,000 for the first quarter of 1995 , a 33% or $94,000 increase. This increase was due to salary increases at the beginning of the year and the addition of two new officers. It also includes $35,000 in personnel costs for one officer and one employee at Sumter National Bank (in organization).

         Premises and equipment expense for the 1996 period were $69,000 compared to $62,000 for the 1995 period, an increase of 11.2% or $7,000.

        Other costs were for the first quarter 1996 were $164,000 compared to $177,000 for the first quarter of 1995, a decrease of 7.3% or $13,000. The largest component of this decline was a decrease in the FDIC insurance premium. For the first quarter of 1996 the Bank paid a deposit premium of $1,000, compared to $38,000 for the first quarter of 1995, a 97% or $37,000 decrease. Expenses for the first quarter of 1996 also include $18,000 in start up expenses related to the formation of the new bank in Sumter. There were no comparable expenses in 1995.

Income Taxes

        CBI provided $118,000 for federal and state income taxes during the first quarter of 1996, compared to $137,000 for the same period in 1995, a 13.8% or $19,000 decrease.


CHANGES IN FINANCIAL POSITION

Investment portfolio

        The investment portfolio is comprised of a hold to maturity and an available for sale portion. CBI usually purchases short term U. S Treasury and government agencies for investment purposes. At March 31, 1996, the hold to maturity portfolio totaled $17,044,000 compared to $15,610,000 at December 31, 1995, an increase of 9.2% or $1,434000. At March 31, 1996, the available for sale portfolio totaled $10,500,000 compared to $9,059,000 at December 31, 1995, an increase of 15.9% or $1,441,000. The following chart summarizes the investment portfolios at March 31, 1996, and December 31, 1995.

                                                                      March 31, 1996
                                   -------------------------------------------------------------------------------------------
                                              Hold to maturity                           Available for sale
                                   -------------------------------------------- ----------------------------------------------
                                       Amortized cost            Fair value        Amortized cost            Fair value
                                                                 (dollars in thousands)
U. S. Treasury securities             $       3,097            $     3,118              $   2,994            $    3,010

U. S. Government agencies                    13,527                 13,431                  7,169                 7,100

Tax exempt securities                           420                    420
                                                                                                -                     -
Other equity securities                           -                      -                    390                   390
                                      =============            ============             =========            ==========
Total                                 $      17,044            $    16,969              $  10,553            $   10,500
                                      =============            ============             =========            ==========

Unrealized gain or (loss)             $        (75)                                     $     (53)
                                      =============                                     =========



                                                                       Dec. 31, 1995
                                   -------------------------------------------------------------------------------------------
                                              Hold to maturity                           Available for sale
                                   -------------------------------------------- ----------------------------------------------
                                       Amortized cost            Fair value        Amortized cost          Fair value
                                                         (dollars in thousands)
U. S. Treasury securities                $    2,603            $     2,633         $       2,992          $     3,019
U. S. Government agencies                    12,684                 12,633                 5,659                5,669
Tax exempt securities                           323                    324                     -                    -
Other equity securities                           -                      -                   371                  371
                                         ==========            =============       =============          ===========
Total                                    $   15,610            $    15,620         $       9,022          $     9,059
                                         ==========            =============       =============          ===========

Unrealized gain or (loss)                $       10                                $          37
                                         ==========                                =============


Loans held for resale

        Orangeburg National Bank originates many residential mortgage loans for sale into the secondary mortgage market. Generally the Bank realizes fee income from these loans and they are sold and off the books within a few weeks. During the first quarter of 1996 the Bank originated $1,198,000 in such loans and sold $742,000. The balance outstanding at March 31, 1996, was $456,000, compared to $0 at December 31, 1995.

Loan portfolio

        The loan portfolio is primarily consumer and small business oriented. At March 31, 1996, the loan portfolio was $53,304,000, compared to $52,323,000 at December 31, 1995, a 1.9% or $981,000 increase. The following chart summarizes the loan portfolio at March 31, 1996, and December 31, 1995.


                                                Mar. 31, 1996               Dec. 31, 1995
                                               (dollars in thousands)
Real estate                           $             33,107            $            31,477
Commercial                                          11,915                         12,485
Loans to individuals                                 8,282                          8,360
                                      ====================            ===================
Total                                 $             53,304            $            52,323
                                      ====================            ===================



Past Due and Non-Performing Assets and the Allowance for Loan Losses

        CBI closely monitors past due loans and loans that are in non-accrual status and other real estate owned. Below is a summary of the bank's past due and non-performing assets at March 31, 1996, December 31, 1995, and March 31, 1995.




                                              Mar. 31, 1996         Dec. 31, 1995         Mar. 31, 1995
Past due 90 days + accruing loans             $           -         $      76,000         $       5,000
Non-accrual loans                             $     271,000         $     348,000               120,000
Impaired loans (included in nonaccrual)       $     108,000         $     108,000                     -
Other real estate owned                                   -                     -               100,000


        Management considers the past due and non-accrual amounts in March 1996 to be reasonable and manageable in the normal course of business.

        CBI had no restructured loans during any of the above listed periods.

        CBI's activity with its allowance for loan losses reserve is summarized below.



                                               Mar. 31, 1996           Dec. 31, 1995            Mar. 31, 1995
                                               -------------           -------------            -------------
Allowance at beginning of year                 $     707,000           $     616,000           $      616,000
Provision expense                                     30,000                 160,000                   45,000
Net charge-offs                                       10,000                  69,000                    8,000
                                               =============           =============           ==============
Allowance at end of period                     $     727,000           $     707,000           $      653,000
                                               =============           =============           ==============
Allowance as a percent of                              1.36%                   1.35%                    1.31%
outstanding loans



        In reviewing the adequacy of the allowance for loan losses at the end of each period, management considers historical loan loss experience, current economic condition, loans outstanding, trends in non-performing and delinquent loans, and the quality of collateral securing problem loans. After charging off all known losses, management considers the allowance adequate to provide for estimated future losses inherent in the loan portfolio at March 31, 1996.

Premises and Equipment

        Premises and equipment were $1,889,000 at March 31, 1996, up from $1,708,000 at December 31, 1995, an increase of 10.6% or $181,000.. Most of this increase was associated with the construction and equipping of Sumter National Bank (in organization).


Deposits

        Deposits were $75,555,000 at March 31, 1996, compared to $72,550,000 at December 31, 1995, an increase of 4.1% or $3,005,000.

        Time deposits greater than $100,000 were $15,323,000 at March 31, 1996, compared to $12,838,000 at December 31, 1995, an increase of 18.9% or $2,485,000.

Note payable

       CBI arranged $1,250,000 in credit lines with United Carolina Bank. The interest rate on the lines is prime. The maturity date is August 5, 1996. The lines are intended to help finance the construction and pre-opening phase of the Sumter National Bank (In organization) project. At March 31, 1996, CBI had a balance of $413,000 on these lines. The loans will be paid off from the proceeds of CBI's stock sale.


Federal Home Loan Bank advances

       Orangeburg National Bank is a member of the Federal Home Loan Bank system and, as such, is entitled to borrow from the system. The Bank has $1.2 million in such loans outstanding at March 31, 1996, compared to $700,000 for the comparable period in 1995, an increase of 71% or $500,000. $120,000 of the advances matures within the next year, the remainder matures in greater than one year. The collateral for these loans is a blanket lien on the Bank's one to four family residential mortgage loan portfolio.


Liquidity

        Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in a timely and economical manner. The most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being the ability to attract deposits within the Orangeburg National Bank service area. Core deposits (total deposits less certificates of deposit of $100,000 or more) provide a relatively stable funding base. Certificates of deposit of $100,000 or more are generally more sensitive to changes in rates, so they must be monitored carefully. Asset liquidity is provided by several sources, including amounts due from banks, federal funds sold, and investments available for sale.

        CBI maintains an available for sale investment portfolio. While investment securities are purchased with the intent to be held to maturity, such securities are marketable and occasional sales may occur prior to maturity as part of the process of asset/liability and liquidity management. Management deliberately maintains a short-term maturity schedule for its investments so that there is a continuing stream of maturing investments. At March 31, 1996, the average life of the investment portfolio was twenty-six months. CBI intends to maintain a short-term investment portfolio in order to continue to be able to supply liquidity to its loan portfolio and for customer withdrawals.

        CBI has substantially more liabilities (mostly deposits, which may be withdrawn) which mature in the next 12 months than it has assets maturing in the same period. However, based on its historical experience, and that of similar financial institutions, CBI believes that it is unlikely that so many deposits would be withdrawn, without being replaced by other deposits, that CBI would be unable to meet its liquidity needs with the proceeds of maturing assets.

        CBI also maintains two federal funds lines of credit with correspondent banks, is able to borrow from the Federal Home Loan Bank, and is also able to borrow from the Federal Reserve's discount window.

        CBI has a demonstrated ability to attract deposits from its market. Deposits have grown from $30 million in 1989 to over $72 million in 1996. This stable, growing base of deposits is the major source of operating liquidity.
During this same period CBI's loan to deposit ratio (net of public deposits), another indicator of liquidity, has gone from 80% to 75%.

        CBI's long term liquidity needs are expected to be primarily affected by the maturing of long term certificates of deposit. At March 31, 1996, CBI had approximately $5,936,000 and $600,000 in certificates of deposit and FHLB advances maturing in one to five years and over five years, respectively. CBI's assets maturing or repricing in the same periods were $36,847,000 and $6,315,000, respectively. CBI expects to be able to manage its current balance sheet structure without experiencing any unusual liquidity problems.

        In the opinion of management, CBI's current and projected liquidity position is adequate.


Capital resources

        As summarized in the table below, CBI's banking subsidiary maintained a strong capital position.


                                                Mar. 31, 1996         Dec. 31, 1995         Mar. 31, 1995
Tier 1 / total assets                                 7.80%                 8.34%                 8.26%
Total capital / total assets                          8.58%                 9.04%                 8.97%
Risk weighted capital ratio                          13.69%                14.90%                14.56%


        Banks are required to maintain a minimum risk weighted capital ratio of 8%.

        In the opinion of management, the Company's current and projected capital positions are adequate.

Dividends

        CBI declared and paid a semi-annual cash dividend of 14 cents per share during the first quarter of 1996. The total cost of this dividend was $121,000.

Common Stock Subscribed

        In December 1995 CBI began offering up to 450,000 shares of its no par common stock at $10 per share. The primary purpose of the offering is to acquire all the stock of the Sumter National Bank (in organization). Proceeds of this sale are being held in escrow by Orangeburg National Bank and invested in short term time deposits in Orangeburg National Bank, pending receipt of all regulatory approvals required for the Sumter National Bank to commence operations. Management expects that operations will begin during June 1996. At March 31, 1996, CBI had received subscriptions for 258,468 shares or $2,584,680, compared to 9,800 shares or $98,000 at December 31, 1995.

        The Common Stock account of the Corporation was $4,584,000 at March 31, 1996, compared to $4,617,000 at December 31, 1995. The Common Stock account has been reduced by $33,000 in expenses during the first quarter directly associated with the raising of capital, including legal and accounting fees, printing, postage, and advertising.


Sumter National Bank (in organization)

        On May 5, 1995, CBI entered into an agreement to sponsor the organization of Sumter National Bank, a national bank that is being organized by a group of local businessmen in Sumter, South Carolina to become a wholly-owned subsidiary of CBI. CBI has also agreed to pay a portion of the expenses of the organization of the bank and to furnish the funds necessary to capitalize the bank. The funds to capitalize Sumter National Bank and to pay certain expenses of organization of the bank are expected to be provided by CBI from the proceeds of a stock offering. Completion of the organization of Sumter National Bank and acquisition of the bank by CBI are subject to approval of the Office of the Comptroller of the Currency (OCC), the Federal Deposit Insurance Corporation
(FDIC), the Board of Governors of the Federal Reserve System (Federal Reserve), and the South Carolina State Board of Financial Institutions (State Board). On July 12, 1995, an application for a national bank charter for the proposed Sumter National Bank was filed with the OCC and an application for deposit insurance was filed with the FDIC. During December 1995 preliminary approval was obtained from the OCC and the FDIC. Federal Reserve approval was obtained in March 1996 and State Board approval was obtained in May 1996. The construction of the bank building began in January 1996 and is expected to be completed on or about June 1, 1996.

        CBI is in the process of raising up to $4.5 million by selling 450,000 shares of its no par common stock at $10 per share. $3.5 million of the proceeds will be used to capitalize the Sumter bank. Any remainder will be used to repay CBI for organizational and preopening expenses of the Sumter bank and for general corporate purposes. Through May 4, 1996, CBI has sold approximately $3.8 million in stock subscriptions. Proceeds of the stock sale are held in escrow pending the opening of the Sumter bank, which is expected in June 1996.


                           Part II--Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit Index

 Exhibit No.(from                   Description                         Page no.
  item 601 of SB)
       (27)          Financial Data Schedule

b)  Reports on Form 8-K.  None.



Signatures

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             DATED: May 14, 1996

COMMUNITY BANKSHARES, INC.

By:  s/  Hugo S. Sims, Jr.,
     -----------------------------
        Hugo S. Sims, Jr.,
        Chief Executive Officer

By:  s/  William W. Traynham
     -----------------------------
        William W. Traynham
        President and Chief Financial Officer
        (Principal Accounting Officer)

By:  s/  Michael A. Wolfe
     -----------------------------
        Michael A. Wolfe
        Sr. Vice President