Form 10QSB
period 1996-06-30
COMMUNITY BANKSHARES INC /SC/
filed 1996-08-14
CIK 894508

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1996              File number: 000-22054



                           COMMUNITY BANKSHARES, INC.
              (Exact Name of Small Business Issuer in its Charter)

                 South Carolina                               57-0966962
(State or Other Jurisdiction of Incorporation                (IRS Employer
                  or Organization)                       Identification Number)

               791 Broughton St., Orangeburg, South Carolina 29115
                (Address of Principal Executive Office, Zip Code)


                                 (803) 535-1060
                           (Issuer's telephone number)



          Check whether the issuer (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No _.
          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,313,238 shares of common stock outstanding as of June 30, 1996.

                            10-QSB TABLE OF CONTENTS

                           Part I-Financial Statements                     Page

      Item 1       Financial Statements ..................................... 3
      Item 2       Management's Discussion and Analysis .....................10


                            Part II-Other Information

      Item 4       Submission of Matters to a Vote of Security Holders ......17
      Item 6       Exhibits and Reports on Form 8-K .........................18

                    Community Bankshares, Inc. Balance Sheets


                                                                               June 30,
                                                                                 1996             December 31,
                                     ASSETS                                   UNAUDITED               1995
                                     ------                                   ---------           ------------
Cash and due from other financial institutions:
     Non-interest bearing                                                     $ 5,792,000       $ 3,025,000
     Federal funds sold                                                         2,685,000         1,510,000
         Total cash and cash equivalents                                        8,477,000         4,535,000
                                                                              -----------       -----------
Interest bearing deposits in other banks                                          329,000           320,000
Investment securities:
     Securities held to maturity                                               16,525,000        15,610,000
     Securities available for sale                                             10,202,000         9,059,000

Loans                                                                          55,849,000        52,323,000
     Less, allowance for loan losses                                             (742,000)         (706,000)
                                                                              -----------       -----------
         Net loans                                                             55,107,000        51,617,000
                                                                              -----------       -----------

Premises and equipment                                                          2,526,000         1,708,000
Accrued interest  receivable                                                      846,000           716,000
Deferred income taxes                                                             249,000           181,000
Other assets                                                                      394,000           151,000
                                                                              -----------       -----------
         Total assets                                                         $94,655,000       $83,897,000
                                                                              ===========       ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Non-interest bearing                                                     $10,477,000       $ 9,095,000
     Interest bearing                                                          68,746,000        63,455,000
                                                                              -----------       -----------
         Total deposits                                                        79,223,000        72,550,000
Federal funds purchased and securities
     sold under agreements to repurchase                                        1,907,000         2,570,000
Notes payable                                                                                       240,000
                                                                                        -
Federal Home Loan Bank advances                                                 1,200,000           700,000
Other liabilities                                                                 470,000           491,000
                                                                              -----------       -----------
         Total liabilities                                                     82,800,000        76,551,000
                                                                              -----------       -----------

Shareholders' equity:
     Common stock
         No par, authorized shares 3,000,000, issued and outstanding            9,073,000         4,617,000
         1,313,238 in 1996 and 863,238 in 1995
     Common stock subscribed                                                                         98,000
                                                                                        -
     Retained earnings                                                          2,881,000         2,607,000
     Unrealized gain (loss) on securities available for sale                      (99,000)           24,000
                                                                              ----------        -----------
         Total shareholders' equity                                            11,855,000         7,346,000
                                                                              -----------       -----------
         Total liabilities and shareholders' equity                           $94,655,000       $83,897,000
                                                                              ===========       ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS


                       Community Bankshares, Inc. Income Statements for the period ended June 30,
                                                                         1996                1995
                                                                      UNAUDITED            UNAUDITED
                                                                      ---------            ---------
Interest and dividend income:
    Interest and fees on loans                                        $2,503,000          $2,372,000
                                                                      ----------          ----------
    Deposits with other financial institutions                            20,000               4,000
                                                                      ----------          ----------
    Interest - taxable securities                                        753,000             623,000
    Interest - tax exempt                                                  9,000
                                                                                                   -
    Dividends                                                             13,000              13,000
                                                                      ----------          ----------
        Total investment securities                                      775,000             636,000
                                                                      ----------          ----------
    Federal funds sold and securities
      purchased under agreements to resell                                48,000              79,000
                                                                      ----------          ----------
        Total interest and dividend income                             3,346,000           3,091,000
                                                                      ----------          ----------

Interest expense:
    Deposits:
      Certificates of deposit of $100,000 or more                        374,000             319,000
      Other                                                            1,074,000             991,000
                                                                      ----------          ----------
        Total deposits                                                 1,448,000           1,310,000
    Federal funds purchased and securities
      sold under agreements to repurchase                                 43,000              85,000
    Federal Home Loan Bank advances                                       38,000                   -
                                                                      ----------          ----------
        Total interest expense                                         1,529,000           1,395,000
                                                                      ----------          ----------
Net interest income                                                    1,817,000           1,696,000
Provision for loan losses                                                 63,000              80,000
                                                                      ----------          ----------
Net interest income after provision for loan losses                    1,754,000           1,616,000
                                                                      ----------          ----------

Non-interest income:
    Service charges on deposit accounts                                  172,000             154,000
    Other                                                                 63,000              53,000
                                                                      ----------          ----------
        Total non-interest income                                        235,000             207,000
                                                                      ----------          ----------

Non-interest expense:
    Salaries and employee benefits                                       806,000             574,000
    Premises and equipment                                               155,000             132,000
    Other                                                                350,000             362,000
                                                                      ----------          ----------
        Total non-interest expense                                     1,311,000           1,068,000
                                                                      ----------          ----------
Net income before taxes                                                  678,000             755,000
Provision for income taxes                                               284,000             269,000
                                                                      ----------          ----------

Net income after taxes                                                $  394,000          $  486,000
                                                                      ==========          ==========

Per common share:
    Weighted average shares outstanding                                1,139,359             863,238
                                                                       =========           =========
    Net income per common share                                        $    0.35           $    0.56
                                                                       =========           =========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS


                             Community Bankshares, Inc. Income Statements for the quarter ended June 30,
                                                                        1996                  1995
                                                                     UNAUDITED             UNAUDITED
                                                                     ---------             ---------
Interest and dividend income:
    Interest and fees on loans                                        $1,277,000           $1,192,000
    Deposits with other financial institutions                            10,000                2,000
                                                                      ----------           ----------
    Interest - taxable securities                                        394,000              316,000
    Interest - tax exempt                                                  5,000                    -
    Dividends                                                              7,000                6,000
                                                                      ----------           ----------
        Total investment securities                                      406,000              322,000
                                                                      ----------           ----------
    Federal funds sold and securities
      purchased under agreements to resell                                26,000               67,000
                                                                      ----------           ----------
        Total interest and dividend income                             1,719,000            1,583,000
                                                                      ----------           ----------

Interest expense:
    Deposits:
      Certificates of deposit of $100,000 or more                        197,000              169,000
      Other                                                              533,000              527,000
                                                                      ----------           ----------
        Total deposits                                                   730,000              696,000
    Federal funds purchased and securities
      sold under agreements to repurchase                                 22,000               54,000
    Federal Home Loan Bank advances                                       20,000                    -
                                                                      ----------           ----------
        Total interest expense                                           772,000              750,000
                                                                      ----------           ----------
Net interest income                                                      947,000              833,000
Provision for loan losses                                                 33,000               35,000
                                                                      ----------           ----------
Net interest income after provision for loan losses                      914,000              798,000
                                                                      ----------           ----------

Non-interest income:
    Service charges on deposit accounts                                   91,000               80,000
    Other                                                                 37,000               30,000
                                                                      ----------           ----------
        Total non-interest income                                        128,000              110,000
                                                                      ----------           ----------

Non-interest expense:
    Salaries and employee benefits                                       428,000              290,000
    Premises and equipment                                                86,000               70,000
    Other                                                                186,000              185,000
                                                                      ----------           ----------
        Total non-interest expense                                       700,000              545,000
                                                                      ----------           ----------
Net income before taxes                                                  342,000              363,000
Provision for income taxes                                               166,000              132,000
                                                                      ----------           ----------

Net income after taxes                                                $  176,000           $  231,000
                                                                      ==========           ==========

Per common share:
    Weighted average shares outstanding                                1,139,359              863,238
                                                                      ==========           ==========
    Net income per common share                                       $     0.15           $     0.27
                                                                      ==========           ==========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS



                           Community Bankshares, Inc. Statement of Cash Flow for the period ended June 30,
                                                                            1996                        1995
                                                                            ----                        ----
Cash flows from operating activities:
Net income                                                             $    394,000                    $   486,000
Adjustments to reconcile net income
  to net cash used in operating
  activities:
        Depreciation                                                         76,000                         64,000
        Provision for loan losses                                            63,000                         80,000
        Accretion of discounts and
          amortization of premiums -
          investment securities - net                                       (12,000)                        (4,000)
Changes in assets and liabilities:
        (Increase) decrease in interest receivable                         (130,000)                       (20,000)
        (Increase) decrease in other assets                                (300,000)                       (73,000)
        Increase in interest payable                                              -                         40,000
        Increase (decrease) in other liabilities                            (21,000)                        76,000
                                                                       ------------                    -----------
Net cash provided (used) by operating activities                             70,000                        795,000
                                                                       ------------                    -----------

Cash flows from investing activities:
        Proceeds from maturities and sales of
          investment securities - hold to maturity                        4,814,000                      6,085,000
        Purchases of investment securities - hold to                     (5,724,000)                    (4,361,000)
        maturity
        Proceeds from maturities and sales of
          investment securities - available for sale                      1,922,000                      1,933,000
        Purchases of investment securities - available                   (3,180,000)                      (536,000)
        for sale
        Net (increase) decrease in interest bearing
        deposits                                                             (9,000)                             -
        Net increase in loans to customers                               (3,553,000)                    (2,136,000)
         Purchase of premises and equipment                                (894,000)                       (49,000)
        Net (increase) decrease in other real estate                        (11,000)                       100,000
                                                                       ------------                    -----------
          Net cash (used) in investing activities                        (6,635,000)                     1,036,000
                                                                       ------------                    -----------

Cash flows from financing activities:
        Net increase in demand, savings, & time                           6,673,000                      5,242,000
        deposits
        Net increase  (decrease) in federal funds purchased and
        securities sold under agreements to re-
        purchase                                                           (663,000)                       416,000
        Sale of common stock                                              4,402,000                              -
        Cost of stock sale                                                  (44,000)                             -
        Proceeds of FHLB advances                                           500,000                              -
        Dividends                                                          (121,000)                      (121,000)
        Notes payable                                                      (240,000)                             -
                                                                       ------------                    -----------
          Net cash provided by financing activities                      10,507,000                      5,537,000
                                                                       ------------                    -----------

Net increase  (decrease) in cash and due from other
        financial institutions                                            3,942,000                      7,368,000

Cash and due from other financial institutions -
        beginning of period                                               4,535,000                      3,253,000
                                                                       ------------                    -----------
Cash and due from other financial institutions -
        end of period                                                  $  8,477,000                    $10,621,000
                                                                       ============                    ===========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

Summary of Significant Accounting Principles

         A summary of significant accounting policies is included in the 1995 Annual Report of Community Bankshares, Inc. to the Shareholders, which also contains the Company's audited financial statements for 1995.

Principles of Consolidation

         The consolidated financial statements include the accounts of Community Bankshares, Inc. (CBI), the parent company, and Orangeburg National Bank, and Sumter National Bank, its wholly owned subsidiaries. All significant intercompany items have been eliminated in the consolidated statements.

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


                  Community Bankshares, Inc, - Comparative Average Balances, Yields, and Rates for the period ended June 30,

                                       ..........................................          .........................................
Dollar amounts in thousands                             1996                                             1995
                                       ..........................................          .........................................
                                                        Interest                                          Interest
                                       Average           Income/          Yields/          Average         Income/         Yields/
Assets                                 Balance           Expense           Rates           Balance         Expense          Rates
- ------                                 -------           -------           -----           -------         -------          -----
Interest bearing deposits              $ 1,510          $   20            2.65%            $   166        $    4           4.82%
Investment securities taxable           26,227             766            5.84%             22,386           635           5.67%
Investment securities--tax exempt          417               9            4.32%                 49             1           4.08%
Federal funds sold                       1,915              48            5.01%              2,939            79           5.38%
Loans, net of unearned income           53,629           2,503            9.33%             49,743         2,372           9.54%
                                       -------          ------            ----             -------        ------           ----
Total interest earning assets           83,698           3,346            8.00%             75,283         3,091           8.21%

Cash and due from banks                  3,321                                               3,091
Allowance for loan losses                 (721)                                               (645)
Premises and equipment                   1,943                                               1,323
Other assets                             1,170                                               1,041
                                       -------                                             -------

Total assets                           $89,411                                             $80,093
                                       =======                                             =======

Liabilities and Shareholders'
Equity
Interest bearing deposits
Savings                                $13,353          $  168            2.52%            $15,155        $  234           3.09%
Interest bearing transaction             7,976              80            2.01%              5,827            66           2.27%
accounts
Time deposits                           44,657           1,200            5.37%             39,035         1,010           5.17%
                                       -------          ------            ----             -------        ------           ----

Total interest bearing deposits         65,986           1,448            4.39%             60,017         1,310           4.37%
Short term borrowing                     2,103              43            4.09%              3,541            85           4.80%
FHLB advances                            1,152              38            6.60%                  -             -           0.00%
                                       -------          ------            ----             -------        ------           ----
Total interest bearing liabilities      69,241           1,529            4.42%             63,558         1,395           4.39%

Noninterest bearing demand
deposits                                 9,629                                               9,412
Other liabilities                          553                                                 531
Shareholders' equity                     9,988                                               6,592
                                       -------                                             -------

Total liabilities and
shareholders' equity                   $89,411                                             $80,093
                                       =======                                             =======

Interest rate spread                                                      3.58%                                            3.82%

Net interest income and
 net yield on earning assets                            $1,817            4.34%                           $1,696           4.51%
                                                        ======            ====                            ======           ====



                  Community Bankshares, Inc, - Comparative Average Balances, Yields, and Rates for the quarter ended June 30,

                                       ..........................................          .........................................
Dollar amounts in thousands                             1996                                             1995
                                       ..........................................          .........................................
                                                        Interest                                          Interest
                                       Average           Income/          Yields/          Average         Income/         Yields/
Assets                                 Balance           Expense           Rates           Balance         Expense          Rates
- ------                                 -------           -------           -----           -------         -------          -----
Interest bearing deposits              $   765          $   10            5.23%            $   166        $    2           4.82%
Investment securities taxable           27,130             401            5.91%             22,103           322           5.83%
Investment securities--tax exempt          420               5            4.76%                  -             -           0.00%
Federal funds sold                       2,023              26            5.14%              5,016            67           5.34%
Loans, net of unearned income           54,878           1,277            9.31%             50,392         1,192           9.46%
                                       -------          ------            ----             -------        ------           ----
Total interest earning assets           85,216           1,719            8.07%             77,677         1,583           8.15%

Cash and due from banks                  3,432                                               3,086
Allowance for loan losses                 (730)                                               (660)
Premises and equipment                   2,201                                               1,304
Other assets                             1,269                                               1,014
                                       -------                                             -------

Total assets                           $91,388                                             $82,421
                                       =======                                             =======

Liabilities and Shareholders'
Equity
Interest bearing deposits
Savings                                $13,783          $   86            2.50%            $14,445        $  112           3.10%
Interest bearing transaction             8,336              41            1.97%              6,137            35           2.28%
accounts
Time deposits                           44,321             603            5.44%             40,508           547           5.40%
                                       -------          ------            ----             -------        ------           ----

Total interest bearing deposits         66,440             730            4.39%             61,090           694           4.54%
Short term borrowing                     2,268              22            3.88%              4,571            56           4.90%
FHLB advances                            1,200              20            6.67%                  -             -           0.00%
                                       -------          ------            ----             -------        ------           ----
Total interest bearing liabilities      69,908             772            4.42%             65,661           750           4.57%

Noninterest bearing demand
deposits                                 9,712                                               9,430
Other liabilities                          570                                                 625
Shareholders' equity                    11,198                                               6,705
                                       -------                                             -------

Total liabilities and
shareholders' equity                   $91,388                                             $82,421
                                       =======                                             =======

Interest rate spread                                                      3.65%                                            3.58%

Net interest income and
 net yield on earning assets                            $  947            4.45%                           $  833           4.29%
                                                        ======            ====                            ======           ====


Item 2.  Management's Discussion and Analysis

Corporate Form

        Community Bankshares, Inc. (CBI) is a bank holding company organized under the laws of South Carolina. It presently conducts business through its two banking subsidiaries. On July 1, 1993, Orangeburg National Bank (the Orangeburg
bank) became a wholly owned subsidiary of CBI. On June 10, 1996, Sumter National Bank (the Sumter bank) became a wholly owned subsidiary of CBI. (It also
commenced  banking  operations  on  that  date.)   Accordingly,   the  financial
statements for the period ended June 30, 1996, are for the consolidated operations of the holding company and the two banks. Accordingly, all operating results have been combined. All significant intercompany transactions have been eliminated.

Sumter National Bank

         On May 5, 1995, CBI entered into an agreement to sponsor the organization of Sumter National Bank, a national bank organized by a group of local businessmen in Sumter, South Carolina to become a wholly-owned subsidiary of CBI. CBI also agreed to pay a portion of the expenses of the organization of the bank and to furnish the funds necessary to capitalize the bank. The funds to capitalize Sumter National Bank and to pay certain expenses of organization of the bank were provided by CBI from the proceeds of a stock offering. Completion of the organization of Sumter National Bank and acquisition of the bank by CBI were subject to approval of the Office of the Comptroller of the Currency (OCC), the Federal Deposit Insurance Corporation (FDIC), the Board of Governors of the Federal Reserve System (Federal Reserve), and the South Carolina State Board of Financial Institutions (State Board). On July 12, 1995, an application for a national bank charter for the proposed Sumter National Bank was filed with the OCC and an application for deposit insurance was filed with the FDIC. During December 1995 preliminary approval was obtained from the OCC and the FDIC. Federal Reserve approval was obtained in March 1996 and State Board approval was obtained in May 1996. The construction of the bank building began in January 1996 and was completed in May 1996. The new bank opened for business on Monday, June 10, 1996. As further explained elsewhere herein, many of the significant changes in line items as compared with earlier periods are attributable to the completion of organization and opening of the Sumter bank in the second quarter of 1996.

RESULTS OF OPERATIONS

Net Income

        For the six months ended June 30, 1996, CBI earned a net income of $394,000, compared to $486,000 for the same period of 1995, a decrease of 18.9% or $92,000. Earnings per share were $.35 in the 1996 period, compared to $.56 for the 1995 period, a $.21 decrease. The decrease in consolidated earnings for the 1996 period was anticipated and is attributable primarily to start up expenses and early operating losses incurred by the Sumter bank.

        Net interest income after provision for loan losses for the period ended June 30, 1996, increased to $1,754,000, compared to $1,616,000 for the same period in 1995, an increase of 8.5% or $138,000. Non-interest income for the 1996 period increased to $235,000, compared to $207,000 for the 1995 period, a 13.5% or $28,000 improvement. Non-interest expense increased to $1,311,000 from $1,068,000, a 22.8% or $243,000 increase, which was primarily attributable to pre-opening expenses and early operating losses of the Sumter bank.

        Net income for the three months ended June 30, 1996, was $176,000, compared to $231,000 for the comparable period in 1995, a decrease of 23.8% or $55,000. On a per share basis, net income declined to $.15 for the three months ended June 30, 1996, from $.27 for the comparable period in 1995. These decreases are also primarily attributable to pre-opening expenses and early operating losses of the Sumter bank. Additionally, the per share decline was accentuated by the issuance of 450,000 shares of common stock during the 1996 period.

        Net interest income after provision for loan losses for the quarter ended June 30, 1996, increased to $914,000, compared to $798,000 for the same quarter in 1995, an increase of 14.5% or $116,000. Non-interest income for the 1996 quarter increased to $128,000, compared to $110,000 for the 1995 quarter, a 16.3% or $18,000 improvement. Non-interest expense increased to $700,000 from $545,000, a 28.4% or $155,000 increase, which was also primarily attributable to pre-opening expenses and early operating losses of the Sumter bank.

Profitability

        One of the best ways to review earnings is through the ROA (return on average assets) and the ROE (return on average equity). Return on assets is the income for the period annualized divided by the average assets for the period. Return on equity is the income for the period annualized divided by the average equity for the period. Based on operating results for the quarters and periods ended June 30, 1996 and 1995, the following table is presented.

                                       Six months ended June 30,              Quarter ended June 30,
                                       -------------------------              ----------------------
                                        1996                1995              1996              1995
                                                            (dollars in thousands)
Net income                          $    394               486                 176               231
Average assets                      $ 89,411            80,093              91,388            82,421
Average equity                      $  9,988             6,592              11,198             6,705
ROA                                    0.88%             1.21%               0.77%             1.12%
ROE                                    7.89%            14.75%               6.29%            13.78%

        Declines in the ROA and ROE resulted from a decline in net income primarily attributable to start up expenses and early operating losses incurred by the Sumter bank and a substantial increase in equity as a result of the stock sale used to capitalize the Sumter bank.

Net interest income

        For the quarter ended June 30,1996, net interest income after provision for loan losses increased to $914,000, compared to $798,000 for the quarter ended June 30, 1995, an increase of 14.5% or $116,000. This improvement was the result of an increase in the volume of earning assets. Average earning assets for the 1996 quarter were $85,216,000 compared to $77,677,000 for the prior year, an increase of 9.7% or $7,539,000. The yield on these assets decreased to 8.07% from 8.15%. a decrease of .08%. The cost of funds for the quarter ended June 30, 1996, was 4.42%, compared to 4.57% for the comparable period of 1995, a
 .15% decrease. The provision for bad debts was decreased to $33,000 compared to $35,000 the prior year, a decrease of 5.7% or $2,000.

        The decrease in the yield on earning assets was more than offset by the decreased cost of funds, causing the spread to improve. The spread (yield on earning assets less cost of interest bearing liabilities) for the second quarter of 1996 was 3.65%, up from 3.58% for the comparable period in 1995, a .07% increase. The net interest margin was 4.45% for the 1996 period, increased from 4.29% for the 1995 period, a .16% increase. The net interest margin increased primarily because of reductions in the cost of savings and interest bearing accounts.

         For the period ended June 30, 1996, net interest income after provision for loan losses increased to $1,754,000, compared to $1,616,000 for the period ended June 30, 1995, an increase of 8.5% or $138,000. This improvement was the result of an increase in the volume of earning assets. Average earning assets for the 1996 period were $83,698,000, compared to $75,283,000 for the prior year, an increase of 11.2% or $8,415,000. The yield on these assets decreased to 8.00% from 8.21% a decrease of .21%. The cost of funds for the period ended June 30, 1996, was 4.42%, compared to 4.39% for the comparable period of 1995, a .03% increase. The provision for bad debts was decreased to $63,000 compared to $80,000 the prior year, a decrease of 21.2% or $17,000.

         The decrease in the yield on earning assets and the increased cost of funds caused the spread to decline. The spread (yield on earning assets less cost of interest bearing liabilities) for the period ended June 30, 1996, was 3.58%, down from 3.82% for the comparable period in 1995, a .24% increase. The net interest margin was 4.34% for the 1996 period, decreased from 4.51% for the 1995 period, a .17% increase.

Interest Income

        Preceding this discussion are tables comparing the average balances, yields, and rates for the interest rate sensitive segments of CBI's balance sheet for the period and quarter ended June 30, 1996 and 1995.

        Interest income for the quarter ended June 30, 1996 was $1,719,000, compared to $1,583,000 for the quarter ended June 30, 1995, an increase of 8.6% or $136,000.

        Interest income for the six months ended June 30, 1996, was $3,346,000, compared to $3,091,000 for the quarter ended June 30, 1995, an increase of 8.2% or $255,000.

        The loan portfolio earned $1,277,000 for the quarter ended June 30, 1996, compared to $1,192,000 for the comparable period in 1995, an increase of 7.1% or $85,000. The second quarter yield decreased to 9.31% from 9.46%, a .15% decrease. The prime rate that prevailed during the first half of 1996 was 8.25%, compared to 9% during the comparable period in 1995.

        The loan portfolio earned $2,503,000 for the period ended June 30, 1996, up from $2,372,000 for the comparable period in 1995, an increase of 5.5% or $131,000. The average yield on loans for the period decreased to 9.33% from the prior year's 9.54%, a .21% decrease.

        The investment portfolio earned $401,000 for the quarter ended June 30, 1996, up from $322,000 the second quarter of 1995, an increase of 24.5% or $79,000. The yield for the period increased to 5.91% from 5.83%, a .08% increase.

        The investment portfolio earned $766,000 for the period ended June 30, 1996, up from $635,000 in 1995, an increase of 20.6% or $131,000. For the period ended June 30, 1996, the average investment portfolio was $26,227,000, compared to $22,386,000 for the comparable period of 1995, a 17.4% or $3,841,000 increase. During the same period the yield increased to 5.84% from 5.67%, a .17% increase.

        The tax exempt investment portfolio earned $5,000 for the quarter ended June 30, 1996, there were no exempt investments during the second quarter of 1995. The yield for the period was 4.76%.

        The tax exempt investment portfolio earned $9,000 for the period ended June 30, 1996, up from $1,000 in 1995, an increase of 800% or $8,000. For the period ended June 30, 1996, the average tax exempt investment portfolio was $417,000, compared to $49,000 for the comparable period of 1995, a 751% or $368,000 increase. During the same period the yield increased to 4.32% from 4.08%, a .24% increase.

        Interest bearing deposits contributed only a small amount to interest income, $10,000 for the quarter ended June 30, 1996, compared to $2,000 the same period in the prior year, a 400% or $8,000 increase. During the 1996 period, interest bearing deposits averaged $765,000 in balances compared to $166,000 the prior year. The yield on these amounts increased to 5.23% from 4.82%. This increase, as well as the increase for the six month period, was attributable to an interest bearing account established by the Orangeburg bank with the Federal Home Loan Bank.

         For the six months ended June 30, 1996, the interest bearing deposits generated $20,000 in interest income compared to $4,000 the prior year, a 400% or $16,000 increase.

        Federal funds sold earned $26,000 the quarter ended June 30, 1996, compared to $67,000 for the quarter ended June 30, 1995, a decrease of 61.2% or $41,000. Yields fell to 5.14% from 5.34%, a .20% decrease. The volume of federal funds sold declined for the quarter and the period because of the local utility company's rotation of its accounts among the various Orangeburg banks.

        For the six months ended June 30, 1996, federal funds sold earned $48,000, down from $79,000 for the same period in 1995, a decrease of 41.2% or $31,000. CBI decreased its average volume in funds to $1,915,000 from the prior year's $2,939,000, a decrease of 34.8% or $1,024,000. Yields declined to 5.01% from 5.38%, a decrease of .37%.


Interest expense

        For the quarter ended June 30, 1996, interest expense increased to $772,000 from $750,000 for the comparable period in 1995, an increase of 2.9% or $22,000. The average rate paid for interest bearing liabilities in 1996 was 4.42%, down from 4.57% for the comparable period in 1995, a .15% decrease.

        For the period ended June 30, 1996, interest expense was $1,529,000, compared to $1,395,000 for the same period in 1995, an increase of 9.6% or $134,000. The average rate paid for interest bearing liabilities during this period in 1996 was 4.42%, up from the prior year's 4.39%, a .03% increase.

Non-Interest Income

        Non-interest income for the quarter ended June 30, 1996, was $128,000, compared to $110,000 for the comparable period in 1995, an increase of 16.4% or $18,000. Most of this increase was attributable to increases in returned check fee volume.

        Non-interest income for the period ended June 30, 1996, was $235,000, compared to $207,000 for the comparable period in 1995, an increase of 13.5% or $28,000. Most of this increase was attributable to increases in returned check fee volume.

Non-Interest Expense

        For the quarter ended June 30, 1996, non-interest expense was $700,000, compared to $545,000 for the comparable period in 1995, a 28.4% or $155,000 increase.

        For the period ended June 30, 1996, non-interest expense was $1,311,000, compared to $1,068,000 for the comparable period in 1995, a 22.7% or $243,000 increase.

        For the six months ended June 30, 1996, personnel costs were $806,000 compared to $574,000 for the same period in the prior year, an increase of 40.4% or $232,000. Salaries associated with the pre-opening phase and first month of operation of Sumter National Bank totaled $123,000, approximately 53% of the overall increase. The remainder of the increase was the result of increases in staff and normal annual pay increases.

        Premises and equipment expense for the same period in 1996 were $155,000 compared to $132,000 for the comparable period in 1995, an increase of 17.4% or $23,000. Expenses associated with the first month of operations of Sumter National Bank totaled $11,000, or approximately 48% of the overall increase.

        Other costs through June 30, 1996, were $350,000, compared to the prior year's $362,000, a decrease of 3.4% or $12,000. Other costs associated with the pre-opening phase and first month of operation of Sumter National Bank totaled $44,000. However, this was more than offset by a $74,000 reduction in the cost of FDIC deposit insurance.

Income Taxes

        CBI provided $166,000 for federal and state income taxes during the second quarter of 1996, compared to $132,000 for the same period in 1995, a 25% or $34,000 increase.

        CBI provided $284,000 for federal and state income taxes for the first six months of 1996, compared to $269,000 for the same period in 1995, a 5.6% or $25,000 increase.

CHANGES IN FINANCIAL POSITION

Investment portfolio

        The investment portfolio is comprised of a hold to maturity and an available for sale portion. CBI usually purchases short term U. S. Treasury and government agencies for investment purposes. At June 30, 1996, the hold to maturity portfolio totaled $16,525,000, compared to $15,610,000 at December 31, 1995, an increase of 5.9% or $915,000. At June 30, 1996, the available for sale portfolio totaled $10,202,000, compared to $9,059,000 at December 31, 1995, an increase of 12.6% or $1,143,000. The following chart summarizes the investment portfolios at June 30, 1996, and December 31, 1995.


                                  June 30, 1996
                            -------------------------------------------------------------------------------------
                                      Hold to maturity                         Available for sale
                            -----------------------------------------  ------------------------------------------
                              Amortized cost        Fair value         Amortized cost         Fair value
                                                       (dollars in thousands)
U. S. Treasury securities      $ 3,577              $  3,582           $  2,496                $ 2,501
U. S. Government                12,530                12,327              7,366                  7,206
agencies
Tax exempt securities              418                   417                  -
Other equity securities              -                     -                495                    495
                               =======               =======           ========                =======
Total                          $16,525               $16,326           $ 10,357                $10,202
                               =======               =======           ========                =======

Unrealized (loss)              $ (199)                                 $   (155)
                               ======                                  ========



                                  Dec. 31, 1995
                            -------------------------------------------------------------------------------------
                                      Hold to maturity                         Available for sale
                            -----------------------------------------  ------------------------------------------
                              Amortized cost        Fair value         Amortized cost         Fair value
                                                       (dollars in thousands)
U. S. Treasury securities      $ 2,603      $     $ 2,633                $ 2,992              $3,019
U. S. Government                12,684             12,663                  5,659               5,669
agencies
Tax exempt securities              323                324                      -                   -
Other equity securities              -                  -                    371                 371
                               =======            =======                =======              ======
Total                          $15,610            $15,620                $ 9,022              $9,059
                               =======            =======                =======              ======

Unrealized gain                $    10                                   $    37
                               =======                                   =======

Premises and Equipment

         Premises and equipment were $2,526,000 at June 30, 1996, up from $1,708,000 at December 31, 1995, an increase of 47.8% or $818,000. Most of this increase was associated with the construction and equipping of Sumter National Bank.

         At June 30, 1996, premises and equipment at Sumter National Bank totaled $1,212,000 or approximately 48% of the total for CBI.

Loan portfolio

        The loan portfolio is primarily consumer and small business oriented. At June 30, 1996, the loan portfolio was $55,849,000, compared to $52,323,000 at December 31, 1995, a 6.7% or $3,526,000 increase. The following chart summarizes the loan portfolio at June 30, 1996, and December 31, 1995.

                                                    Jun. 30, 1996            Dec. 31, 1995
                                                             (dollars in thousands)
Real estate                                          $34,508                     $31,477
Commercial                                            13,013                      12,485
Loans to individuals                                   8,328
                                                                                   8,360
                                                   =========                     =======
Total                                                $55,849                     $52,323
                                                   =========                     =======

Past Due and Non-Performing Assets and the Allowance for Loan Losses

        CBI closely monitors past due loans and loans that are in non-accrual status and other real estate owned. Below is a summary of CBI's past due and non-performing assets at June 30, 1996, December 31, 1995, and June 30, 1995.

                                    June 30,                December 31,                 June 30,
                                      1996                      1995                       1995
Past due 90 days +                 $192,000                   $ 76,000                 $ 25,000
accruing loans
Non-accrual loans                  $297,000                   $348,000                 $171,000
Impaired loans (included           $108,000                   $108,000                 $      -
in nonaccrual)
Other real estate owned            $ 11,000                   $      -                 $      -


        Most of the increase in past due loans due the first half of 1996 was attributable to one loan, which is well collateralized. CBI considers these levels to be manageable in the normal course of business.

        CBI had no restructured loans during any of the above listed periods.

        CBI's loan loss reserve is summarized below.

                                      June 30, 1996           Dec. 31, 1995         June 30, 1995
                                      -------------           -------------         -------------
Allowance at beginning of year       $    706,000             $   616,000           $    616,000
Provision expense                          63,000                 160,000                 80,000
Net charge-offs                           (27,000)                (70,000)               (32,000)
                                     ============             ===========           ============
Allowance at end of period           $    742,000             $   706,000           $    664,000
                                     ============             ===========           ============
Gross loans outstanding                55,849,000              52,323,000             50,773,000
Allowance as a percent of                   1.33%                   1.35%                  1.31%
outstanding loans

        CBI provided $63,000 for the provision for loan losses for the period ended June 30, 1996, compared to $80,000 for the 1995 period, a decrease of 21.2% or $17,000. For the first half of 1996 the loan portfolio grew to $55,849,000, compared to $52,323,000 at year end 1995, an increase of 6.7% or $3,526,000. For the first half of 1995 the loan portfolio grew to $50,773,000, compared to $48,669,000 at year end 1993, an increase of 4.3% or $2,104,000.

        In reviewing the adequacy of the allowance for loan losses at the end of each period, CBI considers historical loan loss experience, current economic condition, loans outstanding, trends in non-performing and delinquent loans, and the quality of collateral securing problem loans. After charging off all known losses, management considers the reserve adequate to provide for estimated future losses inherent in the loan portfolio at June 30, 1996.

Deposits

        Deposits were $79,223,000 at June 30, 1996, compared to $72,550,000 at December 31, 1995, an increase of 9.2% or $6,673,000. Approximately $2,365,000 or 35% of this increase was the result of first month operations for the Sumter bank.

        Time deposits greater than $100,000 were $16,138,000 at June 30, 1996, compared to $11,866,000 at December 31, 1995, an increase of 36% or $4,272,000.

Note payable

        CBI arranged $1,049,000 in prime rate credit lines with United Carolina Bank which were paid off on June 11, 1996, from the proceeds of the stock sale. The lines helped finance the office construction and pre-opening phase of the Sumter National Bank.

Federal Home Loan Bank advances

        Orangeburg National Bank is a member of the Federal Home Loan Bank system and, as such, is entitled to borrow from the system. The Bank has $1.2 million in such loans outstanding at June 30, 1996, compared to $700,000 for the comparable period in 1995, an increase of 71% or $500,000. $120,000 of the advances matures within the next year, the remainder matures in greater than one year. The collateral for these loans is a blanket lien on the Bank's one to four family residential mortgage loan portfolio.

Liquidity

        Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in the most timely and economical manner. Some liquidity is insured by maintaining assets that may be converted immediately into cash at minimal cost (such as amounts due from banks and federal funds). However, the most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being the ability to attract deposits within the bank's service area. Core deposits (total deposits less certificates of deposit of $100,000 or more) provide a relatively stable funding base. Certificates of deposit of $100,000 or more are generally more sensitive to changes in rates, so they must be monitored carefully.

        Asset liquidity is provided by several sources, including amounts due from banks, federal funds sold, and investments maturing within one year (the average maturity in the investment portfolio is about 18 months).

        While investment securities are purchased with the intent to be held to maturity, such securities are marketable and occasional sales may occur prior to maturity as part of the process of asset/liability and liquidity management. CBI deliberately maintains a short-term maturity schedule for its investments so that there is a continuing stream of maturing investments. CBI intends to maintain a short-term investment portfolio in order to continue to be able to supply liquidity, if needed, to its loan portfolio and for other obligations.

        Although CBI has substantially more liabilities (including mostly deposits, which may be withdrawn) which mature in the next 12 months than it has assets maturing in the same period, its historical experience, and that of most other banks, leads CBI to believe that it is unlikely that so many deposits would be withdrawn, without being replaced by other deposits, that CBI would be unable to meet its liquidity needs with the proceeds of maturing assets.

        CBI also maintains two federal funds lines of credit with correspondent banks and is able to borrow from the Federal Home Loan Bank, as well as from the Federal Reserve's discount window.

        CBI has a demonstrated ability to attract deposits. Deposits have grown from $30 million at year end 1989 to $79 million at mid-year 1996. This stable growing base of deposits is the major source of operating liquidity. CBI does expect that the rate of growth in deposits may slow somewhat in future years as its market share continues to grow. During this same period CBI's loan to deposit ratio (net of public deposits), another indicator of liquidity, has gone from 80% to 70%.

        CBI's long term liquidity needs are expected to be primarily affected by the maturing of long term certificates of deposit. At June 30, 1996, CBI had approximately $4,169,000 in certificates of deposit maturing in one to five years and no certificates of deposit maturing over five years. CBI's assets maturing in the same periods were $36,712,000 and $7,059,000, respectively. CBI expects to be able to manage its current balance sheet structure without experiencing any unusual liquidity problems.

        In the opinion of management, CBI's current and projected liquidity position is adequate.

Capital resources

        As summarized in the table below, CBI maintains a strong capital position, which has been augmented by the recently completed sale of $4.5 million of common stock:

                                              June 30, 1996        Dec. 31, 1995        June 30, 1995
                                              -------------        -------------        -------------
Tier 1 / total assets                                12.45%                8.34%                8.70%
Total capital / total assets                         13.24%                9.04%                9.10%
Risk weighted capital ratio                          20.72%               14.90%               19.03%

        Banks are required to maintain a minimum risk weighted capital ratio of 8%.

        In the opinion of management, current and projected capital positions are adequate.

Common Stock

         In December 1995 CBI began offering up to 450,000 shares of its no par common stock at $10 per share. The primary purpose of the offering was to fund the acquisition of all the stock of the Sumter National Bank. By May 15, 1996, CBI had received subscriptions for 450,000 shares or $4.5 million, compared to 9,800 shares or $98,000 at December 31, 1995. On June 10, 1996, Sumter National Bank began operations and the subscribers became common shareholders of CBI.

         The Common Stock account of CBI was $9,073,000 at June 30, 1996, compared to $4,617,000 at December 31, 1995. The Common Stock account has been increased by the $4.5 million in proceeds from the stock sale and reduced by $44,000 in expenses directly associated with the raising of capital, including legal and accounting fees, printing, postage, and advertising.

                           Part II--Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

CBI had an Annual Meeting of Shareholders on April 30, 1996.

The following persons were elected to the Board:

Three year term: Martha Rose Carson. J. M. Guthrie, Russell S, Wolfe, and Michael A. Wolfe.

The other item voted upon was the ratification of J. W. Hunt and Co., Certified Public Accountants, as outside auditors for CBI for the year ended December 31, 1996.

The vote tally was as follows:

                                                    Election of directors
                             --------------------------------------------------------------------------
                              Martha Rose          J. M.          Russell S. Wolfe  Michael A.      Ratification of
                                 Carson           Guthrie                              Wolfe          J. W. Hunt
Total number of shares           863,238           863,238              863,238           863,238        863,238
eligible to vote
Voting for                       610,551           612,751              615,751           615,751        606,747
Voting against or to
withhold authority                 7,946             5,746                2,746             2,746              -
Voting to abstain                                                                                         11,150
Not voting                       244,741           244,741              244,741           244,741        245,341


     The following persons continued their terms as directors: E. J. Ayers, Jr., Anna O. Dantzler, Samuel F. Reid, Jr., Hugo S. Sims, Jr., William W. Traynham, and J. Otto Warren, Jr.

     Additionally, on June 11, 1996, the Board of CBI appointed the following persons to serve as directors until the 1997 Annual Meeting of Shareholders:
William H. Nock, Phil P. Leventis, and Alvis J. Bynum.

item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.(from item                             Description
      601 of SB)

         (27)                                Financial Data Schedule

b)  Reports on Form 8-K.  None.

Signatures

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                          DATED: August 13, 1996

COMMUNITY BANKSHARES, INC.


By:  s/  Hugo S. Sims, Jr.,
        Hugo S. Sims, Jr.,
        Chief Executive Officer


By:  s/  William W. Traynham
        William W. Traynham
        President and Chief Financial Officer
        (Principal Accounting Officer)

                                                 EXHIBIT INDEX

Exhibit No.                            Description
- -----------                            -----------

Exhibit 27                             Financial Data Schedule