Form 10QSB
period 1996-09-30
COMMUNITY BANKSHARES INC /SC/
filed 1996-11-14
CIK 894508

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1996        File number:  000-22054



                           COMMUNITY BANKSHARES, INC.
              (Exact Name of Small Business Issuer in its Charter)

              South Carolina                                   57-0966962
(State   or Other Jurisdiction of                             (IRS Employer
       Incorporation or Organization)                     Identification Number)


               791 Broughton St., Orangeburg, South Carolina 29115
                (Address of Principal Executive Office, Zip Code)


                                 (803) 535-1060
                           (Issuer's telephone number)



          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,313,238 shares of common stock outstanding as of September 30, 1996.

         Transitional Small Business Disclosure Format (check one):

                                 Yes [ ] No [X]

                                        10-QSB TABLE OF CONTENTS

                                      Part I-Financial Statements         Page

      Item 1       Financial Statements                                     2
      Item 2       Management's Discussion and Analysis                     9


                                       Part II-Other Information

      Item 6       Exhibits and Reports on Form 8-K                        20

                    COMMUNITY BANKSHARES, INC. BALANCE SHEETS

                                                                                September 30,
                                                                                     1996                 December 31,
        Assets                                                                    UNAUDITED                   1995
                                                                                  ---------                   ----
Cash and due from other financial institutions:
     Non-interest bearing                                                        $  4,662,000            $  3,025,000
     Federal funds sold                                                             4,005,000               1,510,000
                                                                                 ------------            ------------
         Total cash and cash equivalents                                            8,667,000               4,535,000
Interest bearing deposits in other banks                                              546,000                 320,000
Investment securities:
     Securities held to maturity                                                   17,865,000              15,610,000
     Securities available for sale                                                 11,316,000               9,059,000
     Loans held for resale                                                             60,000                       -

Loans                                                                              62,008,000              52,323,000
     Less, allowance for loan losses                                                 (800,000)               (706,000)
                                                                                 ------------            ------------
         Net loans                                                                 61,208,000              51,617,000
                                                                                 ------------            ------------

Premises and equipment                                                              2,694,000               1,708,000
Accrued interest  receivable                                                          884,000                 716,000
Deferred income taxes                                                                 203,000                 181,000
Other assets                                                                          199,000                 151,000
                                                                                 ------------            ------------
         Total assets                                                            $103,642,000            $ 83,897,000
                                                                                 ============            ============

         Liabilities And Shareholders' Equity
Deposits:
     Non-interest bearing                                                        $ 11,094,000            $  9,095,000
     Interest bearing                                                              76,299,000              63,455,000
                                                                                 ------------            ------------
         Total deposits                                                            87,393,000              72,550,000
  Federal funds purchased and securities
     sold under agreements to repurchase                                            2,815,000               2,570,000
Notes payable                                                                               -                 240,000
Federal Home Loan Bank advances                                                     1,130,000                 700,000
Other liabilities                                                                     507,000                 491,000
                                                                                 ------------            ------------
         Total liabilities                                                         91,845,000              76,551,000
                                                                                 ------------            ------------

    Shareholders' equity:
     Common stock                                                                   9,073,000               4,617,000
     Common stock subscribed                                                                -                  98,000
     Retained earnings                                                              2,794,000               2,607,000
     Unrealized gain (loss) on securities available for sale, net of tax              (70,000)                 24,000
                                                                                 ------------            ------------
         Total shareholders' equity                                                11,797,000               7,346,000
                                                                                 ------------            ------------
         Total liabilities and shareholders' equity                              $103,642,000            $ 83,897,000
                                                                                 ============            ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                  COMMUNITY BANKSHARES, INC. INCOME STATEMENTS

                                                                       For The Nine Month Period Ended September 30,
                                                                                 1996                      1995
                                                                               UNAUDITED                 UNAUDITED
                                                                               ---------                 ---------
Interest and dividend income:
    Interest and fees on loans                                                 $3,874,000                $3,582,000
                                                                               ----------                ----------
    Deposits with other financial institutions                                     25,000                     7,000
                                                                               ----------                ----------
    Interest - taxable securities                                               1,159,000                   949,000
    Interest - tax exempt                                                          13,000                     1,000
    Dividends                                                                      22,000                    19,000
                                                                               ----------                ----------
        Total investment securities                                             1,194,000                   969,000
                                                                               ----------                ----------
    Federal funds sold and securities
        purchased under agreements to resell                                      120,000                   154,000
                                                                               ----------                ----------
        Total interest and dividend income                                      5,213,000                 4,712,000
                                                                               ----------                ----------

Interest expense:
    Deposits:
    Certificates of deposit of $100,000 or more                                   580,000                   488,000
        Other                                                                   1,680,000                 1,551,000
                                                                               ----------                ----------
        Total deposits                                                          2,260,000                 2,039,000
    Federal funds purchased and securities
        sold under agreements to repurchase                                        65,000                   140,000
    Federal Home Loan Bank advances                                                57,000                     7,000
                                                                               ----------                ----------
        Total interest expense                                                  2,382,000                 2,186,000
                                                                               ----------                ----------
Net interest income                                                             2,831,000                 2,526,000
Provision for loan losses                                                         140,000                   130,000
                                                                               ----------                ----------
Net interest income after provision for loan losses                             2,691,000                 2,396,000
                                                                               ----------                ----------

Non-interest income:
    Service charges on deposit accounts                                           263,000                   239,000
    Other                                                                          92,000                    80,000
                                                                               ----------                ----------
        Total non-interest income                                                 355,000                   319,000
                                                                               ----------                ----------

Non-interest expense:
    Salaries and employee benefits                                              1,329,000                   886,000
    Premises and equipment                                                        270,000                   193,000
    Other                                                                         579,000                   492,000
                                                                               ----------                ----------
        Total non-interest expense                                              2,178,000                 1,571,000
                                                                               ----------                ----------
Net income before taxes                                                           868,000                 1,144,000
Provision for income taxes                                                        364,000                   408,000
                                                                               ----------                ----------

Net income after taxes                                                         $  504,000                $  736,000
                                                                               ==========                ==========
Per common share:
    Weighted average shares outstanding                                         1,198,610                   863,238
                                                                               ==========                ==========
    Net income per common share                                                     $0.42                     $0.85
                                                                               ==========                ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                  COMMUNITY BANKSHARES, INC. INCOME STATEMENTS

                                                                           For The Quarter Ended September 30,
                                                                             1996                      1995
                                                                          UNAUDITED                  UNAUDITED
                                                                          ---------                  ---------
Interest and dividend income:
    Interest and fees on loans                                             $1,371,000                $1,210,000
                                                                           ----------                ----------
    Deposits with other financial institutions                                  5,000                     3,000
                                                                           ----------                ----------
    Interest - taxable securities                                             406,000                   326,000
    Interest - tax exempt                                                       4,000                     1,000
    Dividends                                                                   9,000                     6,000
                                                                           ----------                ----------
        Total investment securities                                           419,000                   333,000
                                                                           ----------                ----------
    Federal funds sold and securities
      purchased under agreements to resell                                     72,000                    75,000
                                                                           ----------                ----------
        Total interest and dividend income                                  1,867,000                 1,621,000
                                                                           ----------                ----------

Interest expense:
    Deposits:
      Certificates of deposit of $100,000 or more                             206,000                   169,000
      Other                                                                   606,000                   567,000
                                                                           ----------                ----------
        Total deposits                                                        812,000                   736,000
    Federal funds purchased and securities
      sold under agreements to repurchase                                      22,000                    55,000
    Federal Home Loan Bank advances                                            19,000                         -
                                                                           ----------                ----------
        Total interest expense                                                853,000                   791,000
                                                                           ----------                ----------
Net interest income                                                         1,014,000                   830,000
Provision for loan losses                                                      77,000                    50,000
                                                                           ----------                ----------
 Net interest income after provision for loan losses                          937,000                   780,000
                                                                           ----------                ----------

Non-interest income:
    Service charges on deposit accounts                                        91,000                    85,000
    Other                                                                      29,000                    27,000
                                                                           ----------                ----------
        Total non-interest income                                             120,000                   112,000
                                                                           ----------                ----------

Non-interest expense:
    Salaries and employee benefits                                            523,000                   312,000
    Premises and equipment                                                    115,000                    61,000
    Other                                                                     229,000                   130,000
                                                                           ----------                ----------
        Total non-interest expense                                            867,000                   503,000
                                                                           ----------                ----------
Net income before taxes                                                       190,000                   389,000
Provision for income taxes                                                     80,000                   139,000
                                                                           ----------                ----------

Net income after taxes                                                     $  110,000                $  250,000
                                                                           ==========                ==========

Per common share:
    Weighted average shares outstanding                                     1,168,984                   863,238
                                                                            =========                ==========
    Net income per common share                                                 $0.09                     $0.29
                                                                           ==========                ==========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                COMMUNITY BANKSHARES, INC. STATEMENT OF CASH FLOW

                                                                            For The Nine Month Period Ended September 30,
                                                                                       1996                  1995
                                                                                    Unaudited              Unaudited
                                                                                    ---------              ---------
Cash flows from operating activities:
Net income                                                                       $    504,000          $    736,000
Adjustments to reconcile net income
  to net cash used in operating activities:
        Depreciation                                                                  134,000                97,000
        Provision for loan losses                                                     140,000               130,000
        Accretion of discounts and
          amortization of premiums -
          investment securities - net                                                 (28,000)              (11,000)
Changes in assets and liabilities:
        Proceeds of sale of loans held for resale                                   2,877,000             1,743,000
        Origination of loans held for resale                                       (2,937,000)           (1,786,000)
        (Increase) in interest receivable                                            (168,000)             (129,000)
        (Increase) decrease in other assets                                           (70,000)               81,000
        Increase in interest payable                                                        -                55,000
        Increase in other liabilities                                                  16,000               205,000
                                                                                 ------------          ------------
Net cash provided by operating activities                                             468,000             1,121,000
                                                                                 ------------          ------------
Cash flows from investing activities:
        Net increase in interest bearing deposits                                    (226,000)                    -
        Proceeds from maturities and sales of
            investment securities - hold to maturity                                5,814,000             9,487,000
        Purchases of investment securities - hold to maturity                      (8,049,000)          (10,320,000)
        Proceeds from maturities and sales of
            investment securities - available for sale                              3,068,000             1,788,000
        Purchases of investment securities - available for sale                    (5,411,000)           (1,628,000)
        Net (increase) in loans to customers                                       (9,731,000)           (3,242,000)
        Purchase of premises and equipment                                         (1,120,000)             (432,000)
        Net decrease in other real estate                                                   -               100,000
                                                                                 ------------          ------------
            Net cash (used) in investing activities                               (15,655,000)           (4,247,000)
                                                                                 ------------          ------------
Cash flows from financing activities:
        Net increase in demand, savings, & time deposits                           14,843,000             4,050,000
        Net increase in federal funds purchased and
             securities sold under agreements to re-
             purchase                                                                 245,000             1,796,000
        Increase in Federal Home Loan Bank advances                                   430,000               701,000
        Increase (decease) in notes payable                                          (240,000)              240,000
        Sale of common stock                                                        4,402,000                     -
        Cost of stock sale                                                            (44,000)                    -
        Dividends                                                                    (317,000)             (242,000)
        Other                                                                              -                (20,000)
                                                                                 ------------          ------------
          Net cash provided by financing activities                                19,319,000             6,525,000
                                                                                 ------------          ------------
Net increase in cash and due from other financial institutions                      4,132,000             3,399,000
Cash  and  due  from  other  financial  institutions  -beginning  of                4,535,000             3,053,000
                                                                                 ------------          ------------
period
Cash and due from other financial institutions -end of period                    $  8,667,000          $  6,452,000
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

           COMMUNITY BANKSHARES, INC, - COMPARATIVE AVERAGE BALANCES,
                                YIELDS, AND RATES

                                                         For The Nine Month Period Ended September 30,
                                                         ---------------------------------------------
Dollar amounts in thousands                            1996                                         1995
                                                       ----                                         ----
                                                     Interest                                     Interest
                                        Average      Income/       Yields/           Average      Income/       Yields/
Assets                                  Balance      Expense        Rates            Balance      Expense        Rates
                                        -------      -------       -------           -------      -------       -------
Interest bearing deposits                $  1,124   $     26       3.02%            $    313       $     13     5.53%
Investment securities--taxable             26,706      1,180       5.89%              22,566            962     5.68%
Investment securities--tax exempt(1)          417         13       6.25%                  33              1     6.14%
Federal funds sold                          3,074        120       5.20%               3,555            154     5.78%
Loans, net of unearned income              55,266      3,874       9.35%              50,340          3,582     9.49%
                                         --------   --------       ----             --------       --------     ----
Total interest earning assets              86,587      5,213       8.03%              76,807          4,712     8.18%

Cash and due from banks                     3,613      3,099
Allowance for loan losses                    (733)      (651)
Premises and equipment                      2,205      1,363
Other assets                                1,230      1,061
                                         --------   --------

Total assets                             $ 92,902   $ 81,679
                                         ========   ========

Liabilities and Shareholders'
Equity
Interest bearing deposits
Savings                                  $ 12,600   $    218       2.30%            $ 14,938       $    344     3.07%
Interest bearing transaction                8,478        129       2.03%               6,022            105     2.32%
accounts
Time deposits                              47,224      1,912       5.40%              39,997          1,590     5.30%
                                         --------   --------       ----             --------       --------     ----

Total interest bearing deposits            68,302      2,259       4.41%              60,957          2,039     4.46%
Short term borrowing                        2,187         64       3.98%               3,929            140     4.75%
FHLB advances                               1,123         58       6.83%                 133              7     7.01%
                                         --------   --------       ----             --------       --------     ----
Total interest bearing liabilities         71,612      2,381       4.43%              65,020          2,186     4.48%

Noninterest bearing demand                 10,068                                      9,382
deposits
Other liabilities                             591                                        576
Shareholders' equity                       10,631                                      6,702
                                         --------                                   --------
Total liabilities and shareholders'
equity                                   $ 92,902                                   $ 81,679
                                         ========                                   ========

Interest rate spread                                               3.59%                                        3.70%

Net interest income and net
    yield on earning assets              $  2,831                  4.36%                           $  2,526     4.38%
                                         ========                  ====                            ========     ====

(1) Fully tax equivalent yield.

           COMMUNITY BANKSHARES, INC., - COMPARATIVE AVERAGE BALANCES,
                                YIELDS, AND RATES

                                                                   For The Quarter Ended September 30,
                                                                   -----------------------------------
   Dollar amounts in thousands                               1996                                       1995
   ---------------------------                               ----                                       ----
                                                           Interest                                   Interest
                                               Average      Income/     Yields/          Average       Income/      Yields/
   Assets                                      Balance      Expense      Rates           Balance       Expense       Rates
   ------                                      -------      -------      -----           -------       -------       -----
   Interest bearing deposits                  $   354      $    5        6.03%          $   609        $    9        5.91%
   Investment securities taxable               27,665         414        5.99%           22,927           333        5.81%
   Investment securities--tax exempt              417           4        6.24%                -             -        0.00%
   Federal funds sold                           5,392          72        5.37%            4,788            69        5.76%
   Loans, net of unearned income               58,539       1,372        9.37%           51,533         1,210        9.39%
                                               ------      ------        ----           -------        ------        ----
   Total interest earning assets               92,367       1,867        8.09%           79,857         1,621        8.12%

   Cash and due from banks                      4,198                                     3,114
   Allowance for loan losses                     (759)                                     (664)
   Premises and equipment                       2,729                                     1,444
   Other assets                                 1,355                                     1,098
                                              -------                                   -------

   Total assets                               $99,890                                   $84,849
                                              =======                                   =======

   Liabilities and Shareholders' Equity
   Interest bearing deposits
   Savings                                    $14,186         $98        2.76%          $14,504        $  110        3.03%
   Interest bearing transaction accounts        9,482          49        2.06%            6,412            39        2.43%
   Time deposits                               49,263         665        5.40%           41,923           573        5.47%
                                              -------      ------        ----           -------        ------        ----

   Total interest bearing deposits             72,931         812        4.45%           62,839           722        4.60%
   Short term borrowing                         2,353          22        3.79%            4,706            62        5.27%
   FHLB advances                                1,163          19        6.64%              399             7        7.01%
                                              -------      ------        ----           -------        ------        ----
   Total interest bearing liabilities          76,447         853        4.46%           67,944           791        4.66%

   Noninterest bearing demand deposits         10,949                                     9,322
   Other liabilities                              673                                       661
   Shareholders' equity                        11,821                                     6,922
                                              -------                                   -------

   Total liabilities and shareholders'        $99,890                                   $84,849
                                              =======                                   =======
   equity

   Interest rate spread                                                  3.62%                                       3.46%

   Net interest income and net yield
       on earning assets                                   $1,014        4.39%                        $   830        4.16%
                                                           ======        ====                         =======        ====

(1) Fully tax equivalent yield.

                  Item 2. Management's Discussion and Analysis

Corporate Form

     Community Bankshares, Inc. (CBI) is a bank holding company organized under the laws of South Carolina. It presently conducts business through its two banking subsidiaries. On July 1, 1993, Orangeburg National Bank (the Orangeburg
bank) became a wholly owned subsidiary of CBI. On June 10, 1996, Sumter National Bank (the Sumter bank) became a wholly owned subsidiary of CBI. (It also commenced banking operations on that date.) Accordingly, the financial statements for the quarter and period ended September 30, 1996, are for the consolidated operations of the holding company and the two banks. All significant intercompany transactions have been eliminated.

Sumter National Bank

     On May 5, 1995, CBI entered into an agreement to sponsor the organization of Sumter National Bank, a national bank organized by a group of local businessmen in Sumter, South Carolina to become a wholly-owned subsidiary of CBI. CBI also agreed to pay a portion of the expenses of the organization of the bank and to furnish the funds necessary to capitalize the bank. The funds to capitalize Sumter National Bank and to pay certain expenses of organization of the bank were provided by CBI from the proceeds of a stock offering conducted early in 1996. Completion of the organization of Sumter National Bank and acquisition of the bank by CBI were subject to approval of the Office of the Comptroller of the Currency (OCC), the Federal Deposit Insurance Corporation
(FDIC), the Board of Governors of the Federal Reserve System (Federal Reserve), and the South Carolina State Board of Financial Institutions (State Board). On July 12, 1995, an application for a national bank charter for the proposed Sumter National Bank was filed with the OCC and an application for deposit insurance was filed with the FDIC. During December 1995 preliminary approval was obtained from the OCC and the FDIC. Federal Reserve approval was obtained in March 1996 and State Board approval was obtained in May 1996. The construction of the bank building began in January 1996 and was completed in May 1996. The new bank opened for business on Monday, June 10, 1996. As further explained elsewhere herein, many of the significant changes in line items as compared with earlier periods are attributable to the completion of organization and opening of the Sumter bank. The third quarter 1996 reflects the first full quarter of operation for the Sumter bank.


                              RESULTS OF OPERATIONS

Synopsis

     The 1996 third quarter statement of operations reflects substantial expenses related to commencement of operations by CBI's new subsidiary, Sumter National Bank. Consolidated net income has been reduced by $238,000 as a result of the first four months of operations by the Sumter bank and by $112,000 as a result of expenses paid during 1996 by CBI directly associated with the start up of the new bank.

     Management views this reduction in earnings as the expected result of a major investment in a new marketplace. In many ways, the current situation in Sumter parallels the 1987-1988 initial operating periods for the Orangeburg bank.

     Management of CBI is, nonetheless, pleased with the Sumter bank's steady progress. At September 30, 1996, the Sumter bank had a loan portfolio of $4.7 million, deposits of $7.7 million, and total assets of $11 million.

Net Income

     For the nine months ended September 30, 1996, CBI earned net income of $504,000, compared to $736,000 for the same period of 1995, a decrease of 31.5% or $232,000. Earnings per share were $.42 in the 1996 period, compared to $.85 for the 1995 period, a $.43 decrease. The decrease in consolidated earnings for the 1996 period was anticipated and is attributable to start up expenses and early operating losses incurred by the Sumter bank.

     For the nine months ended September 30, 1996, net interest income after provision for loan losses increased to $2,382,000, compared to $2,186,000 for the same period in 1995, an increase of 8.9% or $196,000. Non-interest income for the 1996 period increased to $355,000, compared to $319,000 for the 1995 period, an 11.3% or $36,000 improvement. Non-interest expense for the 1996 period increased to $2,178,000, compared to $1,571,000 for the 1995 period, a 38.6% or $607,000 increase. This increase was primarily attributable to pre-opening expenses and early operating losses of the Sumter bank.

     For the three months ended September 30, 1996, net income was $110,000, compared to $250,000 for the comparable period in 1995, a decrease of 56% or $130,000. On a per share basis, net income declined to $.09 for the three months ended September 30, 1996, from $.29 for the comparable period in 1995, a decrease of $.20. These decreases are also primarily attributable to pre-opening expenses and early operating losses of the Sumter bank.

     For the three months ended September 30, 1996, net interest income after provision for loan losses increased to $1,014,000, compared to $830,000 for the same quarter in 1995, an increase of 22.2% or $184,000. Non-interest income for the 1996 quarter increased to $120,000, compared to $112,000 for the 1995 quarter, a 7.1% or $8,000 improvement. Non-interest expense increased to $867,000 from $503,000, a 72.4% or $364,000 increase, which was also primarily attributable to pre-opening expenses and early operating losses of the Sumter bank.

Profitability

     One of the best ways to review earnings is through the ROA (return on average assets) and the ROE (return on average equity). Return on assets is the income for the period annualized divided by the average assets for the period. Return on equity is the income for the period annualized divided by the average equity for the period. Based on operating results for the quarters and periods ended September 30, 1996 and 1995, the following table is presented.

                                    Nine months ended Sept. 30,                    Quarter ended Sept. 30,
                                    1996                  1995                   1996                   1995
                                    ----                  ----                   ----                   ----
                                                 (dollar amounts in thousands)
Net income                       $   504              $    736               $    110                $   250
Average assets                    92,902                81,679                 99,890                 84,849
Average equity                    10,631                 6,702                 11,821                  6,922
ROA                                0.72%                 1.20%                  0.44%                  1.18%
ROE                                6.32%                14.64%                  3.72%                 14.45%

     Declines in the ROA and ROE resulted from a decline in net income primarily attributable to start up expenses and early operating losses incurred by the Sumter bank and also a substantial increase in equity as a result of the stock sale used to capitalize the Sumter bank.

Net interest income

     For the three months ended September 30, 1996, net interest income after provision for loan losses increased to $937,000, compared to $780,000 for the comparable period of 1995, an increase of 20.1% or $157,000. This improvement was the result of an increase in the volume of earning assets. Average earning assets for the 1996 quarter were $92,367,000 compared to $79,857,000 for the prior year, an increase of 15.7% or $12,510,000. The yield on these assets decreased slightly to 8.09% from 8.12%. a decrease of .03. The cost of funds for the quarter ended September 30, 1996, was 4.46%, compared to 4.66% for the comparable period of 1995, a .20% decrease. The provision for bad debts was increased to $77,000 compared to $50,000 the prior year, an increase of 54% or $27,000. The increase in the provision expense for the quarter was mostly attributable to the first full quarter of lending by the Sumter bank.

     The small decrease in the yield on earning assets was more than offset by the decreased cost of funds, causing the spread to improve. The spread (yield on earning assets less cost of interest bearing liabilities) for the third quarter of 1996 was 3.62%, up from 3.46% for the comparable period in 1995, a .16% increase. The net interest margin was 4.39% for the 1996 period, increased from 4.16% for the 1995 period, a .23% increase.

     For the nine months ended September 30, 1996, net interest income after provision for loan losses increased to $2,691,000, compared to $2,396,000 for the nine months ended September 30, 1995, an increase of 12.3 % or $295,000. This improvement was the result of an increase in the volume of earning assets. Average earning assets for the 1996 period were $86,588,000, compared to $76,808,000 for the prior year, an increase of 12.7% or $9,780,000. The yield on these assets decreased to 8.03% from 8.18%, a decrease of .15% The cost of funds for the period ended September 30, 1996, was 4.44% compared to 4.48% for the comparable period of 1995, a .04 decrease. The provision for bad debts was increased to $140,000 compared to $130,000 the prior year, an increase of 7.7% or $10,000.

     The decrease in the yield on earning assets caused the spread to decline. The spread (yield on earning assets less cost of interest bearing liabilities) for the period ended September 30, 1996, was 3.59%, down from 3.70% for the comparable period in 1995, a .11% decrease. The net interest margin was 4.36% for the 1996 period, decreased from 4.38% for the 1995 period, a .02% decrease.

     Preceding this discussion are tables comparing the average balances, yields, and rates for the interest rate sensitive segments of CBI's balance sheet for the periods and quarters ended September 30, 1996 and 1995.

Interest Income for the quarter ended September 30

     Interest income for the 1996 quarter was $1,867,000, compared to $1,621,000 for the 1995 quarter, an increase of 15.2% or $246,000.

     The loan portfolio earned $1,371,000 for the 1996 quarter, compared to $1,210,000 for the comparable period in 1995, an increase of 13.3% or $161,000. The third quarter yield decreased to 9.37% from 9.39%, a .02% decrease. During the 1996 quarter, loans averaged $58,539,000, compared to $51,533,000 for the 1995 quarter, an increase of 13.6% or $7,006,000. (Average loans during the quarter for the Sumter bank were $2,291,000, or 32.7% of the increase.)

     The investment portfolio earned $414,000 for the 1996 quarter, up from $333,000 for the comparable period in 1995, an increase of 24.5% or $81,000. The yield for the quarter increased to 5.99% from 5.81%, a .18% increase. During the 1996 quarter, investments averaged $27,665,000, compared to $22,927,000 in the 1995 quarter, an increase of 20.7% or $4,738,000. (Average investments during the quarter for the Sumter bank were $884,000, or 18.6% of the increase.)

     The tax exempt investment portfolio earned $4,000 for the 1996 quarter. There were no exempt investments for the comparable period in 1995. The yield for the 1996 quarter was 6.24%. Average tax exempt investments during the quarter were $417,000.

     Interest bearing deposits contributed a small amount to interest income, $5,000 for the 1996 quarter, compared to $9,000 the same quarter in the prior year, a 44% or $4,000 increase. During the 1996 quarter, interest bearing deposits averaged $354,000 compared to $609,000 the prior year, a decrease of 41.8% or $255,000. The yield on these amounts increased to 6.03% from 5.91%.

     Federal funds sold earned $72,000 for the 1996 quarter, compared to $75,000 for the 1995 quarter, a decrease of 4% or $3,000. Yields fell to 5.37% from 6.27 %, a .90% decrease. Federal funds averaged $5,392,000 in the 1996 quarter, compared to $4,788,000 the prior year, an increase of 12.6% or $604,000. (Average federal funds during the quarter for the Sumter bank were $3,710,000. The Orangeburg bank had a significant reduction in its federal funds position due to the normal rotation of accounts by the municipally owned utility company among local banks.)

Interest Income for the nine months ended September 30

     Interest income for the 1996 period was $5,213,000, compared to $4,712,000 for the 1995 period, an increase of 10.6% or $501,000.

     The loan portfolio earned $3,874,000 for the 1996 period, up from $3,582,000 for the comparable period in 1995, an increase of 8.2% or $292,000. The average yield on loans for the period decreased to 9.35% from the prior year's 9.49%, a .14% decrease. During the 1996, period loans averaged $55,266,000, compared to $50,340,000 for the 1995 period, an increase of 9.8% or $4,936,000.

     The investment portfolio earned $1,180,000 for the 1996 period, up from $962,000 in 1995, an increase of 22.7% or $218,000. During the same period the yield increased to 5.89% from 5.68%, a .21% increase. During the 1996 period investments averaged $26,706,000, compared to $22,566,000 in the 1995 period, an increase of 18.3% or $4,140,000.

     The tax exempt investment portfolio earned $13,000 for the 1996 period, up from $1,000 in 1995, an increase of 1200% or $12,000. For the 1996 period, the average tax exempt investment portfolio was $417,000, compared to $33,000 for the comparable period of 1995, an 1163% or $384,000 increase. During the same period the yield increased to 6.25% from 6.14%, a .11% increase.

     For the 1996 period interest bearing deposits generated $26,000 in interest income, compared to $13,000 the prior year, a 100% or $13,000 increase. During the 1996 period, interest bearing deposits averaged $1,124,000 compared to $313,000 the prior year. This increase was primarily the result of the temporary investment of the proceeds of the sale of stock referred to below. The yield on these amounts decreased to 3.02% from 5.53%.

     For the 1996 period, federal funds sold earned $120,000, down from $154,000 for the same period in 1995, a decrease of 22.1% or $34,000. CBI decreased its average volume in funds to $3,074,000 from the prior year's $3,555,000, a decrease of 13.5% or $481,000. Yields declined to 5.20% from 5.78%, a decrease of .58%.

Interest expense

     For the quarter ended September 30, 1996, interest expense increased to $853,000 from $791,000 for the comparable period in 1995, an increase of 7.8% or $62,000. The average rate paid for interest bearing liabilities in 1996 was 4.46%, down from 4.66% for the comparable period in 1995, a .20% decrease.

     For the period ended September 30, 1996, interest expense was $2,381,000, compared to $2,186,000 for the same period in 1995, an increase of 8.9% or $195,000. The average rate paid for interest bearing liabilities during this period in 1996 was 4.43%, down from the prior year's 4.48%, a .05% decrease.

Non-Interest Income

     Non-interest income for the quarter ended September 30, 1996, was $120,000, compared to $112,000 for the comparable period in 1995, an increase of 7.1% or $8,000..

     Non-interest income for the period ended September 30, 1996, was $355,000, compared to $319,000 for the comparable period in 1995, an increase of 11.3% or $36,000.

Non-Interest Expense, for the quarter ended September 30

     For the 1996 quarter, non-interest expense was $867,000, compared to $503,000 for the comparable period in 1995, a 72.4% or $364,000 increase. Expenses associated with the first full quarter of operation of the Sumter National Bank totaled $301,000, 82.6% of this increase.

     For the 1996 quarter, personnel costs were $523,000 compared to $312,000 for the 1995 quarter, an increase of 67.6% or $211,000. Salaries associated with the first full quarter of operation of Sumter National Bank totaled $157,000, 74% of the overall increase.

     For the 1996 quarter, premises and equipment expense were $115,000 compared to $61,000 for the 1995 quarter, an increase of 88.5% or $54,000. Costs associated with the first full quarter of operation of Sumter National Bank totaled $28,000, 49% of the overall increase.

     For the 1996 quarter, other costs were $229,000, compared to $130,000 for the 1995 quarter, an increase of 76.2% or $99,000 Other costs associated with the first quarter of operation of Sumter National Bank totaled $116,000. However, this increase was partially offset by a reduction in the cost of FDIC deposit insurance.

Non-Interest Expense, for the nine month period ended September 30

     For the 1996 period, non-interest expense was $2,178,000, compared to $1,571,000 for the comparable period in 1995, a 38.6% or $607,000 increase. Expenses associated with the start up and initial operation of the Sumter National Bank totaled $507,000, 83.5% of this increase.

     For the 1996 period, personnel costs were $1,329,000 compared to $886,000 for the 1995 period, an increase of 50% or $443,000. Salaries associated with the pre-opening phase and first four months of operation of Sumter National Bank totaled $280,000, 63% of the overall increase. The remainder of the increase was the result of increases in staff and normal pay increases.

     For the 1996 period, premises and equipment expense were $270,000 compared to $193,000 for the 1995 period, an increase of 39.9% or $77,000. Expenses associated with the first four months of operations of Sumter National Bank totaled $39,000, or 50.6% of the overall increase.

     For the 1996 period, other costs were $579,000, compared to $492,000 for the 1995 period, an increase of 17.7% or $87,000 Other costs associated with the operation of Sumter National Bank totaled $147,000. However, this increase was offset by a $69,000 reduction in the cost of FDIC deposit insurance.

Income Taxes

     CBI provided $80,000 for federal and state income taxes during the third quarter of 1996, compared to $139,000 for the same period in 1995, a 42.4% or $59,000 decrease.

     CBI provided $364,000 for federal and state income taxes for the first nine months of 1996, compared to $408,000 for the same period in 1995, a 10.8% or $44,000 decrease.


                          CHANGES IN FINANCIAL POSITION

Investment portfolio

     The investment portfolio is comprised of a hold to maturity and an available for sale portion. CBI and its two banking subsidiaries usually purchase short term U. S. Treasury and U. S. government agency obligations for investment purposes. At September 30, 1996, the hold to maturity portfolio totaled $17,865,000, compared to $15,610,000 at December 31, 1995, an increase of 14.4% or $2,255,000. At September 30, 1996, the available for sale portfolio totaled $11,316,000, compared to $9,059,000 at December 31, 1995, an increase of 24.9% or $2,257,000. The following chart summarizes the investment portfolios at September 30, 1996, and December 31, 1995.



                              September 30,1996
                              -----------------
                                        Hold to maturity                        Available for sale
                                        ----------------                        ------------------
                                Amortized cost        Fair value         Amortized cost        Fair value
                                --------------        ----------         --------------        ----------
                                                          (dollars in thousands)
U. S. Treasury securities         $  3,319            $  3,328             $  2,490            $  2,500
U. S. Government agencies           14,130              14,015                8,342               8,229
Tax exempt securities                  416                 417                    -                   -
Other equity securities                  -                   -                  587                 587
                                  --------            --------             --------            --------
Total                             $ 17,865            $ 17,760             $ 11,419            $ 11,316
                                  ========            ========             ========            ========

Unrealized gain or (loss)         $   (105)                                $   (103)
                                  ========                                 ========



                              December 31, 1995
                              -----------------
                                        Hold to maturity                        Available for sale
                                        ----------------                        ------------------
                                Amortized cost        Fair value         Amortized cost        Fair value
                                --------------        ----------         --------------        ----------
                                                          (dollars in thousands)
U. S. Treasury securities         $ 2,603             $ 2,633             $ 2,992             $ 3,019
U. S. Government agencies          12,684              12,663               5,659               5,669
Tax exempt securities
Other equity securities               323                 324                   -                   -

                                        -                   -                 371                 371
                                  -------             -------             -------             -------
Total                             $15,610             $15,620             $ 9,022             $ 9,059
                                  =======             =======             =======             =======
Unrealized gain or (loss)         $    10                                 $    37
                                  =======                                 =======


Premises and Equipment

     Premises and equipment were $2,694,000 at September 30, 1996, up from $1,708,000 at December 31, 1995, an increase of 57.7% or $986,000. Most of this increase was associated with the construction and equipping of Sumter National Bank. At September 30, 1996, premises and equipment at Sumter National Bank totaled $1,365,000 or 50.6% of the total for CBI.

Loan portfolio

     The loan portfolio is primarily consumer and small business oriented. At September 30, 1996, the loan portfolio was $62,068,000, compared to $52,323,000 at December 31, 1995, an 18.6% or $9,745,000 increase. The portfolio for Sumter National Bank totaled $4,767,000 at September 30, 1996, or 49% of this increase. The following chart summarizes the loan portfolio at September 30, 1996, and December 31, 1995.


                                     Sept. 30, 1996            Dec. 31, 1995
                                     --------------            -------------
                                             (dollars in thousands)
Real estate                               $  38,052               $   31,477
Commercial
                                             14,103                   12,485
Loans to individuals
                                              9,913                    8,360
                                          ---------               ----------
Total                                     $  62,068               $   52,323
                                          =========               ==========

Past Due and Non-Performing Assets and the Allowance for Loan Losses

     CBI and its two banking subsidiaries closely monitor past due loans and loans that are in non-accrual status and other real estate owned. Below is a summary of CBI's past due and non-performing assets at September 30, 1996, December 31, 1995, and September 30, 1995.

                                                              Sept. 30, 1996     Dec 31, 1995     Sept. 30, 1995
                                                              --------------     ------------     --------------
                                                                             (dollars in thousands)
Accruing loans past due 90 days or more                              $   38            $   76            $   15
Nonaccrual loans                                                        293               348               120
Impaired loans (included in nonaccrual)                                 108               108               108
Other real estate owned                                                   -                 -                 -

     CBI considers these levels to be manageable in the normal course of business.

     CBI had no restructured loans during any of the above listed periods.

     CBI's allowance for loan losses is summarized below.

                                                         Sept. 30, 1996     Dec 31, 1995      Sept. 30, 1995
                                                         --------------     ------------      --------------
                                                                    (dollars in thousands)
Allowance at beginning of year                                $    708          $    616            $   616
Provision expense                                                  140               160                130
Less net chargeoffs
                                                                   (48)              (68)               (66)
                                                              --------         ---------            -------
Balance at end of period                                      $    800         $     708            $   680
                                                              ========         =========            =======
Allowance as a percent of outstanding loans                      1.29%             1.35%              1.31%

     CBI provided $140,000 for the provision for loan losses for the period ended September 30, 1996, compared to $130,000 for the 1995 period, an increase of 7.7% or $10,000. For the first nine months of 1996 the loan portfolio grew to $62,008,000, compared to $51,617,000 at year end 1995, an increase of 20.1% or $10,391,000.

     In reviewing the adequacy of the allowance for loan losses at the end of each period, CBI considers historical loan loss experience, current economic conditions, loans outstanding, trends in non-performing and delinquent loans, and the quality of collateral securing problem loans. After charging off all known losses, management considers the reserve adequate to provide for estimated future losses inherent in the loan portfolio at Sept.tember 30, 1996.

Deposits

     Deposits were $87,393,000 at September 30, 1996, compared to $72,550,000 at December 31, 1995, an increase of 20.4% or $14,843,000. Approximately $7,740,000 or 51% of this increase was the result of first four months operations for the new bank in Sumter.

     Time deposits greater than $100,000 were $15,277,000 at September 30, 1996, compared to $12,838,000 at December 31, 1995, an increase of 19% or $2,439,000. Approximately $1,555,000 or 63.7% of this increase was the result of first four months operations for the new bank in Sumter. While most of the large time deposits are acquired from customers with standing relationships with the Banks, it is common industry practice not to consider these types of deposits as core deposits because their retention can be expected to be heavily influenced by the rates offered, and therefore they have the characteristics of shorter-term purchased funds.

Note payable

     At December 31, 1995, CBI had $240,000 in notes payable. These prime rate notes payable were issued in connection with the construction and equipping of the Sumter bank. The notes reached a maximum of $1,049,000 and were paid off on June 11, 1996, from the proceeds of the stock sale.

Federal Home Loan Bank advances

     Orangeburg National Bank is a member of the Federal Home Loan Bank system and, as such, is entitled to borrow from the system. The Bank has $1,130,000 in such loans outstanding at September 30, 1996, compared to $700,000 at December 31, 1995, an increase of 61.4% or $430,000. $120,000 of the advances matures within the next year, the remainder matures in greater than one year. The collateral for these loans is a blanket lien on the Bank's one to four family residential mortgage loan portfolio.

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

     Asset liquidity is provided by several sources, including amounts due from banks, federal funds sold, and investments maturing within one year.

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

     CBI has a demonstrated ability to attract deposits. Deposits have grown from $30 million at year end 1989 to $87 million at September 1996. This stable growing base of deposits is the major source of operating liquidity. CBI expects that the rate of growth in deposits may slow somewhat in future years as its market share continues to grow. During this same period CBI's loan to deposit ratio (net of public deposits), another indicator of liquidity, has gone from 80% to 71%.

     CBI's long term liquidity needs are expected to be primarily affected by the maturing of long term certificates of deposit. At September 30, 1996, CBI had approximately $8,191,000 in certificates of deposit maturing in one to five years and no certificates of deposit maturing over five years. CBI's assets maturing in the same periods were $39,088,000 and $8,025,000, respectively. CBI expects to be able to manage its current balance sheet structure without experiencing any unusual liquidity problems.

     In the opinion of management, CBI's current and projected liquidity position is adequate.

Capital Resources

     As summarized in the table below, CBI has a strong capital position, which has been augmented by the sale of $4.5 million of common stock earlier this year:

                                                Sept. 30, 1996        Dec. 31, 1995       Sept. 30, 1995
                                                --------------        -------------       --------------
Tier 1 / total assets                                   19.66%                8.34%                8.31%
Total capital / total assets                            11.97%                9.59%                9.11%
Risk weighted capital ratio                             21.00%               14.14%               14.16%

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

     The Common Stock account of CBI was $9,073,000 at September 30, 1996, compared to $4,617,000 at December 31, 1995. The Common Stock account has been increased by the $4.5 million in proceeds from the stock sale and reduced by $44,000 in expenses directly associated with the raising of capital, including legal and accounting fees, printing, postage, and advertising.

Subsequent Events

     CBI expects to have its common stock listed on the American Stock Exchange during the fourth quarter. The ticker symbol for the company will be SCB.

Part II--Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit Index

Exhibit No.(from item 601 of SB)                  Description
(27)                                              Financial Data Schedule

(b)  Reports on Form 8-K.  None.

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



DATED: November 14, 1996

COMMUNITY BANKSHARES, INC.


By:  s/  Hugo S. Sims, Jr.,
         ------------------------
          Hugo S. Sims, Jr.,
          Chief Executive Officer


By:  s/  William W. Traynham
         ------------------------
          William W. Traynham
          President and Chief Financial Officer
          (Principal Accounting Officer)