Form 10KSB
period 1996-12-31
COMMUNITY BANKSHARES INC /SC/
filed 1997-03-27
CIK 894508

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December                 File Number 000-22054
31, 1996

                           COMMUNITY BANKSHARES, INC.
              (Exact Name of Small Business Issuer in its Charter)

         South Carolina                                57-0966962
 (State or Other Jurisdiction of            (IRS Employer Identification Number)
 Incorporation or Organization)

               791 Broughton St., Orangeburg, South Carolina 29115
                (Address of Principal Executive Office, Zip Code)

         Issuer's Telephone Number, Including Area Code: (803) 535-1060

 Securities Registered Pursuant to Section 12(b) of the Act: Common Stock,
                                                             No Par Value
                                (Title of Class)

        Securities Registered Pursuant to Section 12(g) of the Act: None

          Check whether the issuer (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

          Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          State issuer's revenue for the most recent fiscal year.  $ 7,765,000

          The aggregate market value of the Common Stock held by non-affiliates on February 24, 1997, was approximately $10,735,000. As of February 24, 1997, there were 1,313,238 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to the Stockholders for the year ended Dec. 31, 1996 - Part II
(2) Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders - Part III Transitional Small Business Disclosure Format.
      Yes __   No X

                          10-KSB CROSS REFERENCE INDEX

                                      Part I                            Page

    Item 1     Description of Business                                    72
    Item 2     Description of Property                                    83
    Item 3     Legal Proceedings                                          83
    Item 4     Submission of Matters to a Vote of Security Holders       None

                                     Part II

    Item 5     Market for Common Equity and Related Stockholder           12
               Matters
    Item 6     Management's Discussion and Analysis of Financial          13
               Position and Operations
    Item 7     Financial Statements                                       39
    Item 8     Changes In and Disagreements with Accountants on          None
               Accounting and Financial Disclosure

                                    Part III

    Item 9     Directors and Executive Officers                           *
   Item 10     Executive Compensation                                     *
   Item 11     Security Ownership of Certain Beneficial Owners            *
               and Management
   Item 12     Certain Relationships and Related Transactions             *
                                     Part IV
   Item 13     Exhibits and Reports on  Form 8-K                          86


* Incorporated by reference to the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders

                                     PART I

Item 1.  Description of Business

Form of organization

          Community Bankshares, Inc. (CBI) is a South Carolina corporation and a bank holding company. CBI commenced operations on July 1, 1993, upon effectiveness of the acquisition of the Orangeburg National Bank as a wholly owned subsidiary. In June 1996 CBI acquired all the stock of Sumter National Bank, which is also a wholly owned subsidiary.

          Orangeburg National Bank (the Orangeburg bank) is a national bank, chartered in 1987, operating from two offices located in Orangeburg, South Carolina.

          Sumter National Bank (the Sumter bank) is a national bank, chartered in 1996, operating from one office located in Sumter, South Carolina.

Business of banking

          The Banks offer a full array of commercial bank services. Deposit services include business and personal checking accounts, NOW accounts, savings accounts, money market accounts, various term certificates of deposit, IRA accounts, and other deposit services. Deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation. Most of the Banks' deposits are attracted from individuals and small businesses.

          The Banks offer secured and unsecured, short-to-intermediate term loans, with floating and fixed interest rates for commercial and consumer purposes. Consumer loans include: car loans, home equity improvement loans secured by first and second mortgages, personal expenditure loans, education loans, and the like. Commercial loans include short term unsecured loans, short and intermediate term real estate mortgage loans, loans secured by listed stocks, loans secured by equipment, inventory, accounts receivable, and the like. The Banks do not and will not discriminate against any applicant for credit on the basis of race, color, creed, sex, age, marital status, familial status, handicap, or derivation of income from public assistance programs.

          Other services offered by the Banks include safe deposit boxes, night depository service, VISA and Master Card charge cards (through a correspondent), tax deposits, sale of U.S. Treasury bonds, notes and bills and other U. S. government securities (through a correspondent), and twenty-four hour automated teller service. Each of the banks has an ATM and they are both part of the Honor and Cirrus networks.

Competition

          The market for financial institutions in Orangeburg and Sumter is highly competitive. Banks generally compete with other financial institutions through the banking services and products offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered. Both banks encounter strong competition from most of the financial institutions in their market areas. The market area for the Orangeburg bank generally encompasses an area extending nine miles around the city of Orangeburg. The market area for the Sumter bank generally encompasses the county of Sumter. In the conduct of certain banking business, the Banks also compete with credit unions, consumer finance companies, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Banks. Many of these competitors have substantially greater resources and lending limits than the Banks and offer certain services, such as international banking and trust services, that the Banks do not provide. The Banks believe, however, that their relatively small size permits them to offer more personalized services than many of their competitors. The Banks attempt to compensate for their lower lending limits by participating larger loans with other institutions, often with each other.

          Most of the other financial institutions in the Orangeburg and Sumter areas are branch offices of large, regional banks. The financial institution with the largest deposit base in Orangeburg County is First National Bank with deposits of $144 million. The following chart illustrates the relative position of the banks and other financial institutions in the marketplace in terms of their deposits as of June 30, 1996, 1995 and 1994.

                   Orangeburg, S. C. Comparative Bank Deposits

                                           June 1996                       June 1995                   June 1994
                                     -----------------------         ---------------------     -----------------------
                                                                                                                           % change
                                                                                                                           from 1994
              Bank                   Deposit $     % market          Deposit $    % market     Deposit $     % market       to 1996
                                                                 (Dollar amounts in millions)
First National  Bank                 $    141        28.9%          $ 123           25.7%    $   119           25.3%           18.4%
First Union National Bank                  68        13.9%             70           14.6%         70           14.8%           -3.0%
NationsBank                               104        21.4%            106           22.3%        104           22.1%            0.0%
BB&T                                       92        18.8%            100           21.0%        104           22.1%          -11.9%
Others                                      5         1.0%              5            1.1%          6            1.2%          -10.7%
Orangeburg National Bank                   78        16.0%             73           15.3%         69           14.6%           13.2%
                                     --------       -----           -----          -----     -------          -----           -----
Total deposits                       $    488       100.0%          $ 477          100.0%    $   472          100.0%            3.4%
                                     ========       =====           =====          =====     =======          =====           =====

Source:  1997 Branches of South Carolina, Sheshunoff Information Services

          The financial institution with the largest deposit base in Sumter County is SAFE (Shaw Air Force Employees) Federal Credit Union with deposits of $192 million. The following chart illustrates the relative position of the banks and other financial institutions in the marketplace in terms of their deposits as of June 30, 1996, 1995 and 1994. (As of June 30, 1996, Sumter National Bank had been in business for twenty days.)

                     Sumter, S. C. Comparative Bank Deposits

                                     June 1996                      June 1995                         June 1994
                              ----------------------         ------------------------          ----------------------
                                                                                                                          % change
                                                                                                                          from 1994
              Bank            Deposit $    % market          Deposit $       % market          Deposit $     % market      to 1996
                                                           (Dollar amounts in millions)
BB&T                          $    96          13.7%         $   96              14.3%          $  105           16.1%       -8.8%
First Union NB                     23           3.3%             20               3.0%              22            3.4%        5.0%
National Bk of SC                 167          23.9%            172              25.6%             164           25.3%        1.8%
NationsBank                        78          11.2%             70              10.4%              68           10.5%       15.1%
Sumter NB                           2           0.3%              -               0.0%               -            0.0%
Wachovia Bk of SC                 139          19.9%            131              19.6%             117           18.1%       18.5%
SAFE FCU                          192          27.4%            179              26.7%             171           26.3%       12.2%
Sumter City CU                      2           0.3%              2               0.3%               2            0.3%       14.3%
                              -------         -----          ------             -----           ------          -----        ----
Total deposits                $   699         100.0%         $  670             100.0%          $  649          100.0%        7.7%
                              =======         =====          ======             =====           ======          =====        ====

Source:  1997 Branches of South Carolina, Sheshunoff Information Services



Dependence on Major Customers

          The Banks do not consider themselves dependent on any single customer or small group of customers, either in the deposit or lending areas.

Effect of Government Regulation

General

          CBI and the Banks are extensively regulated under federal and state law. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws may have a material effect on the business and prospects of CBI. The operations of CBI may be affected by possible legislative and regulatory changes and by the monetary policies of the United States.

          CBI. As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), CBI is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the
"Federal Reserve"). Under the BHCA CBI's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits CBI from acquiring direct or indirect control of more than 5% of any class of outstanding voting stock, or substantially all of the assets of any bank, or merging or consolidating with another bank holding company without prior approval of the Federal Reserve.

          Additionally, the BHCA prohibits CBI from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a nonbanking business unless such business is determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such nonbanking-related entities.

          There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of defaulting or in default under its obligations to repay deposits. For example, under current federal law, to reduce the likelihood of receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" within the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of
(i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan in order to have the restoration plan approved. Under a policy of the Federal Reserve with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. The Federal Reserve also has the authority under the BHCA to require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal law grants federal bank regulatory authorities additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

          In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act (FDIA) require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund (SAIF) or the Bank Insurance Fund
(BIF) as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF, or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

          The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholder. This provision would give depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute the assets of the Bank.

          Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

          Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the Bank's shareholders, pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder after three months, to sell the stock of such shareholder to make good the deficiency.

          As a bank holding company registered under the South Carolina Bank Holding Company Act, CBI also is subject to regulation by the State Board of Financial Institutions (the "State Board"). Consequently, CBI must receive the approval of the State Board prior to engaging in certain acquisitions of banking institutions or assets. CBI must also file with the State Board periodic reports with respect to its financial condition and operations, management, and intercompany relationships between CBI and its subsidiaries.

          Dividends. The holders of CBI common stock are entitled to receive dividends when and if declared by the Board of Directors out of funds legally available therefor. CBI is a legal entity separate and distinct from the Banks and depends for its revenues primarily on the payment of dividends from the Banks. Current federal law would prohibit, except under certain circumstances and with prior regulatory approval, an insured depository institution, such as the Banks, from paying dividends or making any other capital distribution if, after making the payment or distribution, the institution would be considered "undercapitalized," as that term is defined in applicable regulations.

          The Banks. The Banks are both nationally chartered banking associations subject to supervision by the Office of the Comptroller of the
Currency (the "OCC"). National banks are subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the OCC and the FDIC. These statues, rules and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the business of the Banks. The FDIC has broad authority to prohibit the Banks from engaging in what it determines to be unsafe or unsound banking practices. The Banks also are subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit and fair credit reporting laws.

          Capital Adequacy. National banks are required to comply with the OCC's risk-based capital guidelines. Under the guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) was 8%. At least half of the total capital is required to be "Tier I capital," principally consisting of common shareholders' equity, non cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less certain goodwill items. The remainder ("Tier II capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, cumulative perpetual preferred stock, long term preferred stock, convertible preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital ratio, the OCC has adopted a minimum level for the ratio of Tier 1 capital to average total assets ("Tier 1 Leverage Ratio") under which a national bank must maintain a minimum level of tier 1 capital to average total consolidated assets of at least 3% in the case of a national bank which has the highest regulatory examination rating and is not contemplating growth or significant expansion. All other national banks are expected to maintain a ratio of at least 1% to 2% above the stated minimum.

          The Orangeburg bank had a Tier I Capital to risk weighted assets ratio in excess of 13% as of December 31, 1996. The Sumter bank had a Tier I Capital to risk weighted assets ratio in excess of 28% as of December 31, 1996.

          Failure to meet capital guidelines could subject the Banks to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and a prohibition on the taking of brokered deposits.

          Bank regulators frequently indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. See "Federal Deposit Insurance Improvement Act of 1991" for a discussion of certain proposed regulations relating to risk-based capital requirements. Management of the Bank is unable to predict whether and when higher capital requirements would be imposed and, if so, at what levels and on what schedule.

Dividends

          If a national bank's surplus fund equals the amount of its capital stock, the directors may declare quarterly, semiannual or annual dividends out of the bank's net profits, after deduction of losses and bad debts. If the surplus fund does not equal the amount of capital stock, a dividend may not be paid until one-tenth of the bank's net profits of the preceding half year, in the case of quarterly or semi-annual dividends, or the preceding two years, in the case of an annual dividend, are transferred to the surplus fund. Prior approval of the OCC for the payment of dividends if the total of all dividends declared by the board of directors of such bank in any year will exceed the total of (i) such bank's retained net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus.

          In 1990, the OCC issued a regulation that redefines certain of the terms and methods of calculation used in these two dividend restrictions. The rule, among other things, changes the methodology of calculating net profits to be more consistent with generally accepted accounting principles, with the result that provisions for possible credit losses cannot be added back to net income and charge-offs cannot be deducted from net income in calculating the levels of net profits available for the payment of dividends. The Bank does not believe that the regulation will have a material effect on its ability to pay dividends.

          The payment of dividends by the Banks may also be affected or limited by other factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the Bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The OCC has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve, the OCC and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

          The Banks' dividends are paid to the Corporation. From those dividends the Board of Directors of the Corporation may elect to pay dividends to the shareholders of the Corporation. Accordingly, any restriction on the ability of the Banks to pay dividends will indirectly restrict the ability of the Corporation to pay dividends.

Federal Deposit Insurance Corporation Improvement Act of 1991

          The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risk of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Federal Reserve, the FDIC and the OCC have issued a joint rule amending the capital standards to specify that the banking agencies will include in their evaluations of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The agencies have also issued a joint policy statement that provides bankers guidance on sound practices for managing interest rate risk. The policy statement identifies the key elements of sound interest rate risk management and describes prudent principles and practices for each element, emphasizing the importance of adequate oversight by a bank's board of directors and senior management and of a comprehensive risk management process. The policy statement also outlines the critical factors that will affect the agencies' evaluation of a bank's interest rate risk when making a determination of capital adequacy. In adopting the policy statement, the agencies have asserted their intention to continue to place significant emphasis on the level of a bank's interest rate risk exposure and the quality of its risk management process when evaluating a bank's capital adequacy.

          The  Federal  Reserve,  the  FDIC,  the OCC and the  Office  of Thrift
Supervision have also issued a joint rule amending the risk-based capital guidelines to take account of concentration of credit risk and the risk of non-traditional activities. The rule amends each agency's risk-based capital standards by explicitly identifying concentration of credit risk and the risk arising from other sources, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy.

          CBI does not believe that these rules and proposed policy statement will have a material impact on the capital requirements of the Banks or CBI.

Insurance

          As FDIC-insured institutions, the Banks are subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by FDIC-insured institutions shall be as specified in a schedule required to be issued by the FDIC that specifies, at semiannual intervals, target reserve ratios designed to increase the FDIC insurance fund's reserve ratio to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute) in 15 years. Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United State Department of the Treasury.

          Effective December 11, 1996, the FDIC implemented a risk-based assessment schedule, that requires assessments ranging from 0.00% to 0.27% of an institution's average assessment base. The actual assessment to be paid by each FDIC-insured institution is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of FDICIA (see "Other Safety and Soundness Regulations"), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. As a result of the current provisions of federal law, the assessment rates on deposits could increase over the next 15 years over present levels. Based on the current financial condition and capital levels of the Banks, CBI does not expect that the current FDIC risk-based assessment schedule will have a material adverse effect on the Banks' earnings. The Banks' risk-based insurance assessments currently are set at 0.00% for the first half of 1997.

Other Safety and Soundness Regulations

          Prompt Corrective Action. Current law provides the federal banking agencies with broad powers to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized", "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater, and (iv) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An "adequately capitalized " bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater, and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1). A bank is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4%, or
(iii) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMEL rating of 1); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier 1 risk-based capital ratio of less than 3%, or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%. The Banks currently meet the definition of well capitalized.

          Brokered Deposits. Current federal law also regulates the acceptance of brokered deposits by insured depository institutions to permit only a "well capitalized" depository institution to accept brokered deposits without prior regulatory approval. Under FDIC regulations, "well capitalized" insured depository institutions may accept brokered deposits without restriction, "adequately capitalized" insured depository institutions may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of interest rates) while "undercapitalized" insured depository institutions may not accept brokered deposits. The regulations provide that the definitions of "well capitalized," "adequately capitalized" and "under capitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of FDICIA (as described in the previous paragraph). CBI does not believe that these regulations will have a material adverse effect on its current operations.

          Other FDICIA Regulations. To facilitate the early identification of problems, FDICIA required the federal banking agencies to review and, under certain circumstances, prescribe more stringent accounting and reporting requirements than those required by generally accepted accounting principles. The OCC has proposed regulations implementing those provisions. The rule, among other things, requires that management report on the institution's responsibility for establishing and maintaining an internal control structure and procedures for financial reporting and compliance with designated laws and regulations concerning safety and soundness.

          FDICIA required each of the federal banking agencies to develop regulations addressing certain safety and soundness standards for insured depository institutions (such as the Banks) and depository institution holding companies (such as CBI), including operational and managerial standards, asset quality, earnings and stock valuation standards, as well as compensation standards (but not dollar levels of compensation). On September 23, 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 amended the 1991 Banking Law to authorize the agencies to establish safety and soundness standards by regulation or by guideline. Accordingly, the federal banking agencies have issued Interagency Guidelines Establishing Standards for Safety and Soundness, which set forth general operational and managerial standards in the areas of internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. The Guidelines also prohibit payment of excessive compensation as an unsafe and unsound practice. Compensation is defined as excessive if it is unreasonable or disproportionate to the services actually performed. Bank holding companies are not subject to the Guidelines. The Guidelines contemplate that each federal agency will determine compliance with these standards through the examination process, and if necessary to correct weaknesses, require an institution to file a written safety and soundness compliance plan. CBI does not expect the Guidelines to materially change current operations of Orangeburg National Bank or Sumter National Bank.

Community Reinvestment Act

          The Banks are subject to the requirements of the Community Reinvestment Act (the "CRA"). The CRA requires that financial institutions have an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's efforts in meeting community credit needs are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered in evaluating mergers, acquisitions and applications to open a branch or facility. The Orangeburg bank received a satisfactory rating in its most recent evaluation. Because it has only recently opened, the Sumter bank has not yet been evaluated.

          The federal banking agencies, including the OCC, have issued a joint rule that changes the method of evaluating an institution's CRA performance. The new rule evaluates institutions based on their actual performance (rather than efforts) in meeting community credit needs. Subject to certain exceptions, the OCC assesses the CRA performance of a bank by applying lending, investment and service tests. The lending test evaluates a bank's record of helping to meet the credit needs of its assessment area through its lending activities by considering a bank's home mortgage, small business, small farm, community development, and consumer lending. The investment test evaluates a bank's record of helping to meet the credit needs of its assessment area through qualified investments that benefit its assessment area or a broader statewide or regional area that includes the bank's assessment area. The service test evaluates a bank's record of helping the community meet the credit needs of its assessment area by analyzing both the availability and effectiveness of a bank's systems for delivering retail banking services and the extent and innovativeness of its community development services. The OCC assigns a rating to a bank of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance" based on the bank's performance under the lending, investment and service tests. To evaluate compliance with the tests, subject to certain exceptions, banks are required to collect and report to the OCC extensive demographic and loan data.

          For banks with total assets of less than $250 million that are affiliates of a holding company with banking and thrift assets of less than $1 billion, such as the Banks and CBI, the OCC evaluates the bank's record of helping to meet the credit needs of its assessment area pursuant to the following criteria: (1) the bank's loan-to-deposit ratio, adjusted for seasonal variation and, as appropriate, other lending-related activities, such as loan originations for sale to the secondary markets, community development loans, or qualified investments; (2) the percentage of loans and as appropriate, other lending-related activities located in the bank's assessment area; (3) the bank's record of lending to and, as appropriate, engaging in other lending-related activities for borrowers of different income levels and businesses and farms of different sizes; (4) the geographic distribution of the bank's loans; and (5) the bank's record of taking action, if warranted, in response to written complaints about its performance in helping to meet credit needs in its assessment area. Small banks may also elect to be assessed under the generally applicable standards of the rule, but to do so a small bank must collect and report extensive data.

          A bank may also submit a strategic plan to the OCC and be evaluated on its performance under the plan.

Transactions Between CBI, Its Subsidiaries and Affiliates

          The Banks are subject to certain restrictions on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Aggregate limitations on extensions of credit also may apply. The Banks are also subject to certain lending limits and restrictions on overdrafts to such persons.

          Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its non bank subsidiary, on investments in their securities and on the use of their securities as collateral for loans to any borrower. Such restrictions may limit CBI's ability to obtain funds from its bank subsidiaries for its cash needs, including funds for acquisitions, interest and operating expenses.

          In addition, under the BHCA and certain regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, a subsidiary may not generally require a customer to obtain other services from any other subsidiary or the holding company parent, and may not require the customer to promise not to obtain other services from a competitor, as a condition to an extension of credit to the customer.

Interstate Banking

          In July 1994, South Carolina enacted legislation which effectively provides that, after June 30, 1996, out-of-state bank holding companies (including bank holding companies in the Southern Region, as defined under the statute) may acquire other banks or bank holding companies having offices in South Carolina upon the approval of the South Carolina State Board of Financial Institutions and assuming compliance with certain other conditions, including that the effect of the transaction not lessen competition and that the laws of the state in which the out-of-state bank holding company filing the applications has its principal place of business permit South Carolina bank holding companies to acquire banks and bank holding companies in that state. Although such legislation may increase takeover activity in South Carolina, CBI does not believe that such legislation will have a material impact on its competitive position. However, no assurance of such fact may be given.

          Congress has enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which will increase the ability of bank holding companies and banks to operate across state lines. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the existing restrictions on interstate acquisitions of banks by bank holding companies will be repealed one year following enactment, such that CBI and any other bank holding company located in South Carolina would be able to acquire a bank located in any other state, and a bank holding company located outside South Carolina could acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out of state bank. CBI believes that this legislation may result in increased takeover activity of South Carolina financial institutions by out-of-state financial institutions. However, CBI does not presently anticipate that such legislation will have a material impact on its operations or future plans.

Change in Bank Control

          The BHCA and the Change in Bank Control Act, together with regulations promulgated by the Federal Reserve, require that, depending on the particular circumstances, either Federal Reserve approval must be obtained or notice must be furnished to the Federal Reserve and not disapproved prior to any person or company acquiring control of a bank holding company, such as CBI subject to certain exemptions for certain transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the company has registered securities under Section 12 of the Exchange Act (which CBI has done with respect to its common stock) or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

          Approval of Senior Officers. Banks and their holding companies which have undergone a change in control within the past two years or which have been deemed by their primary federal bank regulator to be troubled institutions must give their primary federal bank regulator or the Federal Reserve, respectively, 30 days prior notice of the appointment of senior executive officer or director. Within the 30 day period, their primary federal bank regulator or the Federal Reserve, as the case may be, may approve or disapprove any such appointment. Neither CBI nor the Orangeburg bank currently meet the criteria which trigger this additional approval. As a newly chartered bank, the Sumter bank is subject to this requirement.

Other Regulations

          Interest and certain other charges collected or contracted for by the Banks are subject to state usury laws and certain federal laws concerning interest rates. The Banks' loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, CRA requiring financial institutions to meet their obligations to provide for the total credit needs of the communities it serves, including investing its assets in loans to low- and moderate-income borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Banks also are subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Monetary Policy

          The Banks are directly affected by government monetary policy and by regulatory measures affecting the banking industry in general. Of primary importance is the Federal Reserve Board, whose actions directly affect the money supply and, in general, affect the Banks' lending abilities by increasing or decreasing the cost and availability of funds to banks. The Federal Reserve System regulates the availability of bank credit in order to combat recession and curb inflationary pressures in the economy by open market operations in United States government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against bank deposits and limitations on interest rates which banks may pay on time and savings deposits.

          Deregulation of interest rates paid by banks on deposits and the types of deposits that may be offered by banks has eliminated minimum balance requirements and rate ceilings on various types of time deposit accounts. The effect of these specific actions and, in general, the deregulation of deposit interest rates have increased banks' costs of funds and made them more sensitive to fluctuations in money market rates.

          In view of changing conditions in the national economy and money markets, as well as the effect of actions by monetary and fiscal authorities, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Banks.

Employees

          At December 31, 1996, the Corporation employed 54 full time equivalent employees and 5 part-time employees. Management believes that its employee relations are excellent.

Item 2.  Description of Property

          The Corporation's Orangeburg bank owns land located at 1820 Columbia Road NE, in Orangeburg, South Carolina. The Orangeburg bank maintains its main office at this address. The total investment in this real estate was $245,000. The Bank operates from a one story building of approximately 7,000 square feet. The Bank's investment in the building is $532,000.

          The Orangeburg bank also owns a branch facility at the corner of Broughton and Glover Streets in Orangeburg. The Bank's investment in the land is $120,000. The Bank's investment in the building plus its improvements and renovations is approximately $135,000. The Corporation's offices are also headquartered at this location.

          The foregoing properties are owned in fee simple by the Orangeburg bank. Management believes that insurance coverage on the foregoing properties is adequate.

          The Corporation's Sumter bank owns land located at 683 Bultman Drive, in Sumter, South Carolina. The Sumter bank maintains its main office at this address. The total investment in this real estate was $317,000. The Bank operates from a one story building of approximately 6,500 square feet. The Bank's investment in the building is $606,000.

          The foregoing property is owned in fee simple by the Sumter bank. Management believes that insurance coverage on the foregoing properties is adequate.

Item 3.  Legal Proceedings

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted for a vote of the security holders during the fourth quarter of 1996.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

          The information set forth under the caption "Market for the Corporation's Common Stock and Related Security Holder Matters" in the Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Annual Report") is incorporated herein by reference.

          The Corporation has not sold any of its securities other than pursuant to an offering registered under the Securities Act of 1933 during the period covered by this report.

Item 6. Management's Discussion and Analysis of Financial Position and Results of Operations

          The information set forth under the caption "Management's Discussion and Analysis of Financial Position and Results of Operations" in the 1996 Annual Report is incorporated herein by reference.

Item 7.  Financial Statements

          The information set forth under the caption "Financial Statements" in the 1996 Annual Report is incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          There were no disagreements with or changes in accountants.


                                    PART III

Item 9.  Directors and Executive Officers

          The information set forth under the caption "Directors and Executive Officers" in the Proxy Statement to be used in conjunction with the 1997 Annual

Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

Item 10.  Executive Compensation

          The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

          The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

          The information set forth under the caption "Certain Relationships and
Related   Transactions"  in  the  Proxy  Statement  is  incorporated  herein  by reference.

Item 13.  Exhibits and Reports on Form 8-K

Exhibit No.(from         Description
item 601 of SB)

          (3)       Articles   of   Incorporation   and   By-laws,   as  amended
                    (incorporated   by  reference  to  exhibits   filed  in  the
                    Registrant's Form 10-KSB filed March 30, 1995).

          (4) Stock certificate (incorporated by reference to exhibits filed in the Registrant's Registration Statement on Form S-2, filed September 11, 1995, Commission File No. 33-96746).

          (10)      Form of Unqualified Stock Options

          (13) Portions of the Annual Report to Shareholders for the Year Ended December 31, 1996

          (21) Subsidiaries of the registrant (incorporated by reference to exhibits filed in the Registrant's Registration Statement on Form S-2, filed September 11, 1995, Commission File No. 33-96746).

          (23)      Consent of J. W. Hunt and Company, LLP

          (27)      Financial data schedule

Reports on Form 8-K.  None.

Signatures

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      DATED: March 17, 1997

By:  s/Hugo S. Sims, Jr.
Hugo S. Sims, Jr.,
Chief Executive Officer and Chairman of the Board of Directors

By  s/William W. Traynham, Jr.
William W. Traynham, Jr.
 President, Chief Financial Officer, and Director

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

s/E. J. Ayers, Jr.                                     March 17, 1997
E. J. Ayers, Jr., Director

s/ Alvis J. Bynum                                      March 17, 1997
Alvis J. Bynum, Director

s/ Martha Rose C. Carson                               March 17, 1997
Martha Rose C. Carson, Director

s/ Anna O. Dantzler                                    March 17, 1997
Anna O. Dantzler, Director

s/J. M. Guthrie                                        March 17, 1997
J. M. Guthrie, Director

s/William H. Nock                                      March 17, 1997
William H. Nock, Director

s/ Phil P. Leventis                                    March 17, 1997
Phil P. Leventis, Director

s/ Samuel F. Reid, Jr.                                 March 17, 1997
Samuel F. Reid, Jr., Director

s/ J. Otto Warren, Jr.                                 March 17, 1997
J. Otto Warren, Jr., Director

s/ Michael A. Wolfe, II                                March 17, 1997
Michael A. Wolfe, II, Director

s/ Russell S. Wolfe, II                                March 17, 1997
Russell S. Wolfe, II, Director

                                  EXHIBIT INDEX


Exhibit No.(from    Description
item 601 of SB)

          (3)       Articles of Incorporation and By-laws, as         Previously
                    amended  (incorporated  by   reference to         Filed
                    exhibits filed in the  Registrant's  Form
                    10-KSB filed March 30, 1995).

          (4)       Stock certificate  (incorporated by reference     Previously
                    to exhibits filed in the Registrant's             Filed
                    Registration Statement on Form S-2,
                    filed  September  11,1995, Commission
                    File No. 33-96746).

          (10)      Form of Unqualified Stock Options                 Attached

          (13)      Portions of the Annual Report to Shareholders     Attached
                    for the Year Ended December 31, 1996

          (21)      Subsidiaries of the registrant  (incorporated     Previously
                    by reference  to exhibits filed in the            Filed
                    Registrant's Registration  Statement  on Form
                    S-2,  filed September  11,  1995,  Commission
                    File  No. 33-96746).

          (23)      Consent of J. W. Hunt and Company, LLP            Attached

          (27)      Financial data schedule                           Attached