Form 10QSB
period 1997-03-31
COMMUNITY BANKSHARES INC /SC/
filed 1997-05-13
CIK 894508

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1997             File number: 000-22054



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



     Check whether the issuer (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,313,238 shares of common stock outstanding as of April 15, 1997.

--------------------------------------------------------------------------------

                            10-QSB TABLE OF CONTENTS

                                  Part I-Financial Statements              Page
--------------------------------------------------------------------------------
     Item 1      Financial Statements                                          3
     Item 2      Management's Discussion and Analysis of Financial             8
                 Condition and Results of Operations


                                   Part II-Other Information
--------------------------------------------------------------------------------
     Item 6      Exhibits and Reports on Form 8-K                             19

                   COMMUNITY BANKSHARES, INC. - BALANCE SHEETS

                                                                                              UNAUDITED
                                                                                              March 31,                December 31,
        ASSETS                                                                                  1997                       1996
        ------                                                                                  ----                       ----
Cash and due from other financial institutions:
     Non-interest bearing                                                                   $   4,526,000             $   5,349,000
     Federal funds sold                                                                         3,355,000                 1,300,000
                                                                                            -------------             -------------
        Total cash and cash equivalents                                                         7,881,000                 6,649,000
Interest bearing deposits in other banks                                                        1,230,000                   431,000
Investment securities:
     Securities held to maturity                                                               14,018,000                15,027,000
     Securities available for sale                                                             10,637,000                10,761,000
Loans held for resale                                                                             182,000                   295,000

Loans                                                                                          75,395,000                68,829,000
     Less, allowance for loan losses                                                             (936,000)                 (876,000)
                                                                                            -------------             -------------
        Net loans                                                                              74,459,000                67,953,000
                                                                                            -------------             -------------

Premises and equipment                                                                          2,838,000                 2,837,000
Accrued interest  receivable                                                                      861,000                   855,000
Deferred income taxes                                                                             287,000                   283,000
Other assets                                                                                      198,000                   370,000
                                                                                            -------------             -------------

        Total assets                                                                        $ 112,591,000             $ 105,461,000
                                                                                            =============             =============

        LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Non-interest bearing                                                                   $  13,714,000             $  13,337,000
     Interest bearing                                                                          83,678,000                76,514,000
                                                                                            -------------             -------------
        Total deposits                                                                         97,392,000                89,851,000
Federal funds purchased and securities
     sold under agreements to repurchase                                                        1,340,000                 1,744,000
Federal Home Loan Bank advances                                                                 1,130,000                 1,130,000
Other liabilities                                                                                 628,000                   632,000
                                                                                            -------------             -------------
        Total liabilities                                                                     100,490,000                93,357,000
                                                                                            -------------             -------------

Shareholders' equity:
     Common stock
        No par, authorized shares 6,000,000, issued                                             9,061,000                 9,064,000
        and outstanding 1,313,238 in 1997 and 1996
     Retained earnings                                                                          3,076,000                 3,040,000
     Unrealized (loss) on securities available for sale                                           (36,000)                        -
                                                                                            -------------             -------------
        Total shareholders' equity                                                             12,101,000                12,104,000
                                                                                            -------------             -------------

        Total liabilities and shareholders' equity                                          $ 112,591,000             $ 105,461,000
                                                                                            =============             =============

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS


                                  COMMUNITY BANKSHARES, INC. - STATEMENTS OF INCOME


                                                                                                    Three months ended March 31,
                                                                                                    1997                     1996
                                                                                                 UNAUDITED                 UNAUDITED
                                                                                                 ---------                 ---------
Interest and dividend income:
    Interest and fees on loans                                                                   $1,663,000               $1,226,000
    Deposits with other financial institutions                                                       11,000                   28,000
    Investment securities:
      Interest - U. S. Treasury and
        U. S. Government Agencies                                                                   377,000                  363,000
      Dividends                                                                                      12,000                    6,000
                                                                                                 ----------               ----------
        Total investment securities                                                                 389,000                  369,000
                                                                                                 ----------               ----------
    Federal funds sold and securities
      purchased under agreements to resell                                                           35,000                   22,000
                                                                                                 ----------               ----------
        Total interest and dividend income                                                        2,098,000                1,645,000
                                                                                                 ----------               ----------

Interest expense:
    Deposits:
      Certificates of deposit of $100,000 or more                                                   178,000                  177,000
      Other                                                                                         699,000                  559,000
                                                                                                 ----------               ----------
        Total deposits                                                                              877,000                  736,000
    Federal funds purchased and securities
      sold under agreements to repurchase                                                            19,000                   21,000
    Federal Home Loan Bank advances                                                                  18,000                   18,000
                                                                                                 ----------               ----------
        Total interest expense                                                                      914,000                  775,000
                                                                                                 ----------               ----------
Net interest income                                                                               1,184,000                  870,000
Provision for loan losses                                                                            84,000                   30,000
                                                                                                 ----------               ----------
Net interest income after provision for loan losses                                               1,100,000                  840,000
                                                                                                 ----------               ----------

Non-interest income:
    Service charges on deposit accounts                                                             123,000                   81,000
    Other                                                                                            50,000                   26,000
                                                                                                 ----------               ----------
        Total non-interest                                                                          173,000                  107,000
        income
                                                                                                 ----------               ----------
Non-interest expense:
    Salaries and employee benefits                                                                  557,000                  378,000
    Premises and equipment                                                                          122,000                   69,000
    Other                                                                                           241,000                  164,000
                                                                                                 ----------               ----------
        Total non-interest expense                                                                  920,000                  611,000
                                                                                                 ----------               ----------
Net income before taxes                                                                             353,000                  336,000
Provision for income taxes                                                                          120,000                  118,000
                                                                                                 ----------               ----------
Net income after taxes                                                                           $  233,000               $  218,000
                                                                                                 ==========               ==========
Per common
share:
    Weighted average shares outstanding                                                           1,313,238                1,018,937
                                                                                                 ==========               ==========
    Net income per common share                                                                  $     0.18               $     0.21
                                                                                                 ==========               ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            COMMUNITY BANKSHARES, INC. - STATEMENTS OF CASH FLOWS

                                                                                                       Three months ended March 31,

                                                                                                   1997                      1996
                                                                                                UNAUDITED                  UNAUDITED
                                                                                                ---------                  ---------
Cash flows from operating activities:
Net income                                                                                      $   233,000             $   218,000
Adjustments to reconcile net income
  to net cash (provided) used by operating activities
      Depreciation and amortization                                                                  63,000                  38,000
      Provision for loan losses                                                                      84,000                  30,000
      Accretion of discounts and amortization of premiums -
        investment securities - net                                                                   5,000                  (3,000)
      Deferred income                                                                                (4,000)                (31,000)
      taxes
      (Increase) decrease in loans held for                                                         113,000                (456,000)
      resale
Changes in operating assets and liabilities:
      (Increase) in interest receivable                                                              (6,000)                (96,000)
      (Increase) decrease in other assets                                                           141,000                 (83,000)
      Increase (decrease) in other liabilities                                                       (4,000)                 35,000
                                                                                                -----------             -----------
      Net cash provided (used) by operating activities                                              625,000                (348,000)
                                                                                                -----------             -----------

Cash flows from investing activities:
      Net (increase) in interest bearing
        deposits with other banks                                                                  (799,000)               (475,000)
      Purchases of held to maturity securities                                                   (1,750,000)             (4,229,000)
      Proceeds from maturities of held to                                                         2,765,000               2,808,000
      maturity securities
      Purchases of available for sale securities                                                 (1,529,000)             (2,624,000)
      Proceeds from maturities of available for                                                   1,606,000               1,116,000
      sale securities
      Net (increase) in loans to customers                                                       (6,590,000)               (990,000)
      Purchase of premises and equipment                                                            (33,000)               (219,000)
                                                                                                -----------             -----------
         Net cash (used) in investing activities                                                 (6,330,000)             (4,613,000)
                                                                                                -----------             -----------

Cash flows from financing activities:
      Net increase in demand, savings, & time                                                     7,541,000               3,005,000
      deposits
      Net (decrease) in federal funds purchased
      and securities sold under agreements to re-purchase                                          (404,000)               (296,000)
      Increase in notes payable                                                                           -                 173,000
      Increase in Federal Home Loan Bank                                                                  -                 500,000
      advances
      Sale of common                                                                                      -               2,487,000
      stock
      Stock issuance & dividend reinvestment                                                         (3,000)                (32,000)
      costs
      Dividend payments                                                                            (197,000)               (121,000)
                                                                                                -----------             -----------
         Net cash provided by financing activities                                                6,937,000               5,716,000
                                                                                                -----------             -----------
Net increase in cash and cash equivalents                                                         1,232,000                 755,000
Cash and cash equivalents - beginning of period                                                   6,649,000               4,535,000
                                                                                                -----------             -----------
Cash and cash equivalents - end of period                                                       $ 7,881,000             $ 5,290,000
                                                                                                ===========             ===========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

Summary of Significant Accounting Principles

     A summary of significant accounting policies is included in the 1995 Annual Report of Community Bankshares, Inc. to the Shareholders, which also contains the Company's audited financial statements for 1996.

Principles of Consolidation

     The consolidated financial statements include the accounts of Community Bankshares, Inc. (CBI), the parent company, and Orangeburg National Bank and
Sumter National Bank, its wholly owned subsidiaries. All significant intercompany items have been eliminated in the consolidated statements.

Management Opinion

     The financial statements in this report are unaudited. In the opinion of management, all the adjustments necessary to present a fair statement of the results for the interim period have been made. Such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 1996 Annual Report.

                                           COMMUNITY BANKSHARES, INC. - AVERAGE BALANCE SHEETS, YIELDS, AND RATES

                                              .....................................         ...............................
    Quarter ended March 31,                                    1997                                     1996
                                              .....................................        ................................
             (unaudited)                                      Interest                                  Interest
                                                   Average     Income/      Yields/        Average       Income/    Yields/
Assets                                             Balance     Expense       Rates         Balance       Expense     Rates
                                                   -------     -------       -----         -------       -------     -----
                                                                           (Dollar amounts in thousands)
    Interest bearing deposits                      $    748      $   11     5.88%           $ 2,255       $   28       4.97%
    Investment securities taxable                    24,954         384     6.16%            25,323          365       5.77%
    Investment securities--tax exempt                   413           4     5.87%               414            4       5.86%
    Federal funds sold                                2,786          35     5.03%             1,807           22       4.87%
    Loans, net of unearned income                    72,216       1,664     9.22%            52,380        1,226       9.36%
                                                   --------      ------     ----            -------       ------       ----
    Total interest earning assets                   101,117       2,098     8.30%            82,179        1,645       8.01%

    Cash and due from banks                           4,478                                   3,209
    Allowance for loan losses                          (903)                                   (712)
    Premises and equipment                            2,847                                   1,683
    Other assets                                      1,301                                   1,070
                                                   --------                                 -------

Total assets                                       $108,840                                 $87,429
                                                   ========                                 =======

Liabilities and Shareholders' Equity
    Interest bearing deposits
    Savings                                        $ 17,417      $  142     3.26%           $12,922       $   82       2.54%
    Interest bearing transaction accts.              10,722          50     1.87%             7,617           39       2.05%
    Time deposits                                    51,817         685     5.29%            44,993          615       5.47%
                                                   --------      ------     ----            -------       ------       ----
    Total interest bearing deposits                  79,956         877     4.39%            65,532          736       4.49%
    Short term borrowing                              2,028          19     3.75%             1,940           21       4.33%
    FHLB advances                                     1,116          18     6.45%             1,103           18       6.53%
                                                   --------      ------     ----            -------       ------       ----
    Total interest bearing liabilities               83,100         914     4.40%            68,575          775       4.52%

    Noninterest bearing demand deposits              12,938                                   9,544
    Other liabilities                                   773                                     532
    Shareholders' equity                             12,029                                   8,778
                                                   --------                                 -------

Total liabilities and equity                       $108,840                                 $87,429
                                                   ========                                 =======

    Interest rate spread                                                    3.90%                                      3.49%

    Net interest income & yield on earning assets                $1,184     4.68%                         $  870       4.23%
                                                                 ======     ====                          ======       ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as `forward looking statements' for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation cautions readers that forward looking statements, including without limitation, those relating to the Corporation's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Corporation's reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Net Income

     For the first quarter of 1997, CBI earned a consolidated profit of $233,000, compared to $218,000 for the first quarter of 1996, an increase of 6.9% or $15,000. Earnings per share were $.18 in the 1997 period, compared to $.21 for the 1996 period, a decrease of 14.3%. The decline in earnings per share was related to the sale of 450,000 shares of common stock, conducted during the first half of 1996. The increase in average shares outstanding between the periods was 28.8%, the increase in earnings was 6.9%, accordingly the earnings per share declined.

     For the first quarter of 1997, Orangeburg National Bank reported a profit of $316,000, compared to $247,000 for the first quarter of 1996, an increase of 27.9% or $69,000.

     For the first quarter of 1997, Sumter National Bank reported an after tax loss of $101,000. The bank commenced business on June 10, 1996, and, therefore, was not in operation during the first quarter of 1996.

     As noted above, consolidated net income for the period ended March 31, 1997, increased from the prior year by 6.9% or $15,000. The major components of this increase are discussed below. Net interest income before provision for loan losses for the three months ended March 31, 1997, increased to $1,184,000, compared to $870,000 for the same period in 1996, an increase of 36.1% or $314,000. For the same period, the provision for loan losses was $84,000, compared to $30,000 for the 1996 period, an increase of 180% or $54,000. Non-interest income for the 1997 period increased to $173,000 from $107,000 for the 1996 period, a 61.7% or $66,000 increase. Non-interest expense increased to $920,000 from $611,000, a 50.6% or $309,000 increase. First quarter 1997 results include results of operation for Sumter National Bank, which was not in operation during the first quarter of 1996. Accordingly, many of the dollar and percentage comparisons and changes between periods discussed in this report are unusually large.

Profitability

     One of the best ways to review earnings is through the ROA (return on average assets) and the ROE (return on average equity). Return on assets is the income for the period divided by the average assets for the period, annualized. Return on equity is the income for the period divided by the average equity for the period, annualized. Based on operating results for the quarters ended March 31, 1997 and 1996, the following table is presented.

Quarter ended March 31,                       1997             1996
                                              (dollars in thousands)
Average assets                              $108,840          $87,429
ROA                                            0.86%            1.00%
Average equity                               $12,029           $8,778
ROE                                            7.75%            9.93%
Net income                                      $233             $218

     Average equity and average assets were substantially greater in the first quarter of 1997 than they were in the first quarter of 1996 as the result of the sale of stock to capitalize the Sumter bank and the deposit taking activities of the Sumter bank, respectively. However, because the expenses associated with the operations of the Sumter bank exceed its earnings in the first quarter of 1997, that operating loss prevented a percentage increase in consolidated earnings equivalent to the percentage increase in average equity and average assets. The result was a decline in both ROA and ROE as compared to the first quarter of 1996. Management expects the Sumter bank to grow and become profitable over the next several quarters, which should result in improvement in ROE and ROA.

Net interest income

     Net interest income, the major component of CBI's income, is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. During the first quarter of 1997, net interest income after provision for loan losses increased to $1,100,000 from $840,000, a 30.9% or $260,000 increase over the first quarter of 1996. This improvement was the result of an increase in the volume of earning assets, mostly associated with the operation of the new bank in Sumter, which had net interest income for the first quarter 1997 of $133,000 or 51% of the total increase. The average yield on earning assets increased to 8.30% for the 1997 period from 8.01% for the 1996 period. This increase was the result of improved yields outside the loan portfolio. Also, the cost of funds decreased for the period. For the first quarter of 1997 the cost of funds averaged 4.40%, compared to 4.52% for the first quarter of 1996.

     The increase in the yield on earning assets and the decrease in the cost of funds resulted in a better spread and net interest margin. The effect of these changes was a net interest spread (yield on earning assets less cost of interest bearing liabilities) of 3.90% for the first quarter of 1997, up from 3.49% during the first quarter of 1996. CBI's net interest margin (net interest income divided by total earning assets) was 4.68% for the first quarter of 1996, compared to 4.23% for the first quarter of 1996.

Interest Income

     Elsewhere in this report is a table comparing the average balances, yields, and rates for the interest rate sensitive segments of the company's balance sheet for the quarters ended March 31, 1997 and 1996. A discussion of that table follows.

     Total interest income for the first quarter 1997 was $2,098,000 compared with $1,645,000 for the same period in 1996, a 27.5% or $453,000 increase. The yield on earning assets for the 1997 period was 8.30%, up from 8.01% for the 1996 period. Total average interest earning assets for the quarter ended March 31, 1997, were $101,117,000, up from $82,179,000 for the quarter ended March 31,
1996, an increase of 23% or $18,938,000. The Sumter bank had average earnings assets of $13,573,000, which represents 72% of the increase in assets over the prior year.

     The loan portfolio earned $1,664,000 for the first quarter in 1997, up from $1,226,000 for the same period of 1996, a 35.7% or $438,000 increase. The first quarter 1997 yield decreased to 9.22% from 9.36% for the first quarter in 1996. The decline in yield was mostly the result of increased local competition in both markets. The average size of the loan portfolio was $72,216,000 for the 1997 quarter, up from $52,380,000 for the same period of 1996, an increase of 37.9% or $19,836,000. Of that increase, $8,584,000 or 43% was in the Orangeburg National Bank portfolio and $11,253,000 or 57% was in the Sumter National Bank portfolio.

     The investment portfolio earned $384,000 for the first quarter in 1997, up from $365,000 for the 1996 period, a 5.2% or $19,000 increase. The yield increased to 5.03% in the 1997 quarter from 4.87% in the 1996 quarter. The average size of the portfolio declined to $24,954,000 in the 1997 quarter from $25,323,000 in the 1996 quarter, a decrease of 1.5% or $369,000. The investment portfolio for Sumter National Bank averaged $1,240,000, less than 5% of the consolidated total.

     The tax exempt investment portfolio earned $4,000 for the first quarter in 1997, unchanged from the prior year. The yield on the portfolio was 5.87%, virtually unchanged from the prior year. The average size of the portfolio decreased to $413,000 for the 1997 period from $414,000 in the 1996 period, a decrease of .2% or $1,000. The entire tax exempt portfolio is owned by Orangeburg National Bank.

     Interest bearing deposits in other banks contributed $11,000 for the first quarter 1997, compared to $28,000 during the prior year, a decrease of 60.7% or $17,000. The yield on these deposits increased to 5.88% for the 1997 period from 4.87% in the 1996 period. CBI averaged $748,000 in interest bearing balances in the first quarter 1997 compared to $2,255,000 the first quarter of the prior year, a decrease of 66.7% or $1,507,000. All the interest bearing balances in 1997 were owned by Orangeburg National Bank. The high balances in 1996 were related to subscriptions for common stock offered by CBI in connection with its Sumter bank project. Subscription funds were held in escrow by Orangeburg National Bank and invested in short term time deposits in Orangeburg National Bank, pending termination of the offering.

     Federal funds sold earned $35,000 the first quarter of 1997 compared to $22,000 the prior year, an increase of 59% or $13,000. Yields increased to 5.03% for the first quarter in 1997 from 4.87% for the first quarter in 1996. For the first quarter of 1997, CBI increased its average volume in federal funds sold to $2,786,000 from $1,807,000 for the first quarter of 1996, a 54.2% or $979,000 increase. Sumter National Bank averaged $1,080,000 in federal funds sold during the first quarter.

Interest expense

     Interest expense increased for the first quarter 1997 to $914,000 from the prior year's $775,000, a 17.9% or $139,000 increase. The volume of interest sensitive liabilities increased to $83,100,000 for the first quarter in 1997 from $68,575,000 for the first quarter of 1996, a 21.2% or $14,525,000 increase. Sumter National Bank averaged $10,370,000 in interest sensitive liabilities during the first quarter, which represented 71% of the total increase. The average rate CBI paid for interest bearing liabilities during the 1997 quarter was 4.40% down from 4.52% for the 1996 period. This change was primarily due to the decreased cost of time deposits.

     The cost of savings accounts increased to $142,000 in the first quarter in 1997 from $82,000 in the first quarter of 1996, a 73.2% or $60,000 increase. Average savings deposit balances increased to $17,417,000 for the first quarter in 1997 from $12,922,000 for the first quarter of 1996, an increase of 34.8% or $4,495,000. Sumter National Bank averaged $2,959,000 in such balances during the first quarter, which represented 66% of the total increase.. The average rate paid on these funds increased to 3.26% from 2.54%.

     Interest bearing transaction accounts cost $50,000 for the first quarter in 1997, up from the first quarter of the prior year's $39,000, an increase of 28.2% or $11,000. The volume of these deposits increased to $10,722,000 for the first quarter in 1997 from $7,617,000 for the first quarter of 1996, a 40.8% or $3,105,000 increase. Sumter National Bank averaged $1,745,000 in such balances during the first quarter, which represented 56% of the total increase. The average rate paid on these funds for the first quarter in 1997 decreased to 1.87% from 2.05% for the first quarter of 1996.

     Time deposits cost $685,000 for the first quarter of 1997, up from $615,000 the first quarter of the prior year, an increase of 11.4% or $70,000. The volume increased to $51,817,000 for the first quarter in 1997 from $44,993,000 for the first quarter of 1996, a 15.2% or $6,824,000 increase. Sumter National Bank averaged $5,667,000 in such balances during the first quarter, which represented 83% of the total increase. The average rate paid on these funds decreased to 5.29% for the first quarter in 1997 from 5.47% for the first quarter in 1996.

     Short term borrowing consists of federal funds sold and securities sold under agreements to repurchase. This is a relatively small and volatile part of the balance sheet. It cost $19,000 for the first quarter in 1997 down from $21,000 for the first quarter of 1996, a 9.5% or $2,000 decrease. The volume of these funds increased to $2,028,000 in the first quarter in 1997 from $1,940,000 in the first quarter of 1996, an increase of 4.5% or $88,000. All these balances were attributable to Orangeburg National Bank. The average rate paid on these funds decreased to 3.75% from 4.33%.

     Borrowings from the Federal Home Loan Bank cost $18,000 for the first quarter in 1997, unchanged from the prior year period. The advances averaged $1,116,000 during the 1997 quarter, compared to $1,103,000 for the prior year period, a 1.2% or $13,000 increase. All these balances were attributable to Orangeburg National Bank. The average rate paid on these funds decreased to 6.45% from 6.57%.

Non-Interest Income

     Non-interest income for the first quarter 1997 grew to $173,000 from $107,000 in the first quarter of 1996, a 61.7% or $66,0000 increase. This increase was mostly the result of the operations of the new Sumter bank which reported $35,000 or 53% of the total increase in non-interest income for the first quarter 1997. The remainder of the total increase was attributable to increases in the volume of returned checks in Orangeburg.


Non-Interest Expense

     For the first quarter of 1997 non-interest expenses increased to $920,000 from $611,000 for the first quarter of 1996, a 50.6% or $309,000 increase. Approximately $246,000 (79.6%) of this increase is directly related to the operation of Sumter National Bank.

     For the three months ended March 31, 1997,  personnel  costs were  $557,000 compared to $378,000 for the first quarter of 1996 , a 47.4% or $179,000 increase. Approximately $154,000 (86%) of this increase is directly related to the operation of Sumter National Bank. The new bank has 16 full time equivalent employees.

     Premises and equipment expense for the 1997 period were $122,000 compared to $69,000 for the 1996 period, an increase of 76.8% or $53,000. Approximately $34,000 (64%) of this increase is directly related to the operation of Sumter National Bank.

     Other costs for the first quarter 1997 were $241,000 compared to $164,000 for the first quarter of 1996, an increase of 46.9% or $77,000. Approximately $59,000 (76.6%) of this increase is directly related to the operation of Sumter National Bank.


Income Taxes

     CBI provided $120,000 for federal and state income taxes during the first quarter of 1997, compared to $118,000 for the same period in 1996, a 1.7% or $2,000 increase.


CHANGES IN FINANCIAL POSITION

Investment portfolio

     The investment portfolio is comprised of a held to maturity and an available for sale portion. CBI and its two banks usually purchase short term issues of U. S Treasury and U. S. Government agency securities for investment purposes. At March 31, 1997, the held to maturity portfolio totaled $14,018,000 compared to $15,027,000 at December 31, 1996, a decrease of 6.7% or $1,009,000.
At March 31, 1997, the available for sale portfolio totaled $10,637,000 compared to $10,761,000 at December 31, 1996, a decrease of 1.2% or $124,000. The following chart summarizes the investment portfolios at March 31, 1997, and December 31, 1996.

                                                                                   March 31, 1997
                                                  ----------------------------------------------------------------------------------
                                                         Held to maturity                                Available for sale
                                                  -----------------------------------             ----------------------------------
                                                    Amortized cost         Fair value                Amortized cost       Fair value
                                                    --------------         ----------                --------------       ----------
                                                                               (dollars in thousands)
U. S. Treasury and U. S. Government agencies               $13,606            $13,524                       $10,084          $10,029
Tax exempt securities                                          412                413                             -                -
Other equity securities                                          -                  -                           608              608
                                                           -------            -------                       -------          -------
Total                                                      $14,018            $13,937                       $10,692          $10,637
                                                           =======            =======                       =======          =======

Unrealized gain or (loss)                                  $   (81)                                         $   (55)
                                                           =======                                          =======






                                                                                 December 31, 1996

                                                  ----------------------------------------------------------------------------------
                                                             Held to maturity                               Available for sale
                                                  -----------------------------------                -------------------------------
                                                    Amortized cost         Fair value                Amortized cost       Fair value
                                                    --------------         ----------                --------------       ----------
                                                                                 (dollars in thousands)
U. S. Treasury and U. S. Government agencies               $14,613            $14,612                       $10,175          $10,175
Tax exempt securities                                          414                417                             -                -
Other equity securities                                          -                  -                           586              586
                                                           -------            -------                       -------          -------
Total                                                      $15,027            $15,029                       $10,761          $10,761
                                                           =======            =======                       =======          =======

Unrealized gain or (loss)                                  $     2                                          $     -
                                                           =======                                          =======


         Orangeburg National Bank owns approximately 90% of the held to maturity and the available for sale investment portfolios. The remainder is owned by Sumter National Bank and CBI.


Loan portfolio

         The loan portfolio is primarily consumer and small business oriented. At March 31, 1997, the loan portfolio was $75,395,000, compared to $68,829,000 at December 31, 1996, a 9.5% or $6,566,000 increase. The following chart summarizes the loan portfolio at March 31, 1997, and December 31, 1996.

                                        Mar. 31, 1997             Dec. 31, 1996
                                                 (dollars in thousands)
Real estate                                $45,738                   $41,164
Commercial                                  17,289                    16,644
Loans to individuals                        12,368                    11,021
                                           =======                   =======
Total                                      $75,395                   $68,829
                                           =======                   =======

     At March 31, 1997, Orangeburg National Bank's loan portfolio totaled $62,134,000, compared to $59,877,000 at December 31, 1996, an increase of $2,257,000 or 3.8%.

     At  March  31,  1997,   Sumter  National  Bank's  loan  portfolio   totaled
$13,261,000, compared to $8,952,000 at December 31, 1996, an increase of $4,309,000 or 48.1%.


Past Due and Non-Performing Assets and the Allowance for Loan Losses

     CBI closely monitors past due loans and loans that are in non-accrual status and other real estate owned. Below is a summary of past due and non-performing assets at March 31, 1997, December 31, 1996, and March 31, 1996.

                                  Mar. 31, 1997   Dec. 31, 1996    Mar. 31, 1996
                                  -------------   -------------    -------------
Past due 90 days + accruing
 loans                              $106,000         $ 93,000         $      -
Non-accrual loans                   $417,000         $431,000         $271,000
Impaired loans (included in         $120,000         $ 12,000         $108,000
nonaccrual)
Other real estate owned             $      -         $      -         $      -

     Management considers the past due and non-accrual amounts in March 1997 to be reasonable and manageable in the normal course of business. All loans shown in the above table are attributable to Orangeburg National Bank.

     CBI had no restructured loans during any of the above listed periods.

     CBI's activity with its allowance for loan losses reserve is summarized below.

                               Mar. 31, 1997     Dec. 31, 1996     Mar. 31, 1996
                               -------------     -------------     -------------
Allowance at beginning
 of period                        $876,000        $707,000           $707,000
Provision expense                   84,000         227,000             30,000
Net charge-offs                    (24,000)        (58,000)           (10,000)
                                  --------        --------           --------
Allowance at end of period        $936,000        $876,000           $727,000
                                  ========        ========           ========
Allowance as a percent of
 outstanding loans                   1.24%             1.27%             1.36%

     At December 31, 1996, the Sumter National Bank allowance for loan losses was $97,000. The bank increased the allowance with a provision expense of $39,000. The allowance at March 31, 1997, was $136,000.

     At December 31, 1996, the Orangeburg National Bank allowance for loan losses was $779,000. The bank increased the allowance with a provision expense of $45,000. Net chargeoffs during the quarter were $24,000. The allowance at March 31, 1997, was $800,000.

     In reviewing the adequacy of the allowance for loan losses at the end of each period, management considers historical loan loss experience, current economic condition, loans outstanding, trends in non-performing and delinquent loans, and the quality of collateral securing problem loans. After charging off all known losses, management considers the allowance adequate to provide for estimated future losses inherent in the loan portfolio at March 31, 1997.

Deposits

     Deposits were $97,392,000 at March 31, 1997, compared to $89,851,000 at December 31, 1996, an increase of 8.4% or $7,541,000. Approximately $4,811,000 or 64% of this increase was at Sumter National Bank.

     Time deposits greater than $100,000 were $14,408,000 at March 31, 1997, compared to $13,640,000 at December 31, 1996, an increase of 5.6% or $768,000.


Liquidity

     Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in a timely and economical manner. The most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being the ability to attract deposits within the Orangeburg National Bank and Sumter National Bank service areas. Core deposits (total deposits less certificates of deposit of $100,000 or more) provide a relatively stable funding base. Certificates of deposit of $100,000 or more are generally more sensitive to changes in rates, so they must be monitored carefully. Asset liquidity is provided by several sources, including amounts due from banks, federal funds sold, and investments available for sale.

     CBI and its banks maintain an available for sale investment and a held to maturity portfolio. While all these investment securities are purchased with the intent to be held to maturity, such securities are marketable and occasional sales may occur prior to maturity as part of the process of asset/liability and liquidity management. Such sales will generally be from the available for sale portfolio. Management deliberately maintains a short-term maturity schedule for its investments so that there is a continuing stream of maturing investments. CBI intends to maintain a short-term investment portfolio in order to continue to be able to supply liquidity to its loan portfolio and for customer withdrawals.

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

     CBI also maintains federal funds lines of credit with correspondent banks, is able to borrow from the Federal Home Loan Bank, and is also able to borrow from the Federal Reserve's discount window.

     CBI has a demonstrated ability to attract deposits from its markets. Deposits have grown from $30 million in 1989 to over $97 million in 1997. This stable, growing base of deposits is the major source of operating liquidity.

     CBI's long term liquidity needs are expected to be primarily affected by the maturing of long term certificates of deposit. At March 31, 1997, CBI had approximately $7,454,000 and $0 in certificates of deposit maturing in one to five years and over five years, respectively. CBI's assets maturing or repricing in the same periods were $38,767,000 and $10,416,000, respectively. CBI expects to be able to manage its current balance sheet structure without experiencing any unusual liquidity problems.

     In the opinion of management, CBI's current and projected liquidity position is adequate.


Capital resources

     As summarized in the table below, CBI maintained a strong capital position.

                                               Mar. 31, 1997       Dec. 31, 1996
Tier 1 capital to average total assets            11.53%                11.50%
Tier 1 capital to risk weighted assets            16.18%                17.50%
Total capital to risk weighted assets             17.43%                18.70%

     Banks are required to maintain a minimum risk weighted capital ratio of at least 8%.

     In the opinion of management, the Company's current and projected capital positions are adequate.


Shareholders' equity

     At March 31, 1997, the common stock account totaled $9,061,000, compared to $9,064,000 at December 31, 1996. This $3,000 reduction was for costs associated with the establishment of a dividend reinvestment plan, although no stock was sold by CBI during the period. Ongoing costs of the reinvestment plan will be charged to expense.


Dividends and Dividend Reinvestment

     CBI declared and paid a semi-annual cash dividend of 15 cents per share during the first quarter of 1997. The total cost of this dividend was $197,000.

     CBI has implemented a dividend reinvestment plan with an additional purchase option. The recent dividend payment was the first opportunity for shareholders to participate in the plan. Approximately $62,000 or 31% of the dividends were reinvested in CBI's common stock. Shareholders also made additional purchases of $123,000. Overall, the plan purchased on the open market 13,217 shares at an average cost of $14.04.

Financial information on subsidiaries

                  ORANGEBURG NATIONAL BANK FINANCIAL HIGHLIGHTS

                                                   Mar. 31            Dec. 31,
               Period ended                         1997                1996
                                                    ----                ----
                                                  (Dollar amounts in thousands)
           Financial Condition
Investment securities                             $22,295             $23,826
Net loans receivable                               61,516              59,393
Total assets                                       93,322              90,772
Total deposits                                     82,667              79,792
Federal funds purchases and securities              1,340               1,744
sold under agreement to repurchase
Other borrowed money                                1,060               1,130
Stockholders' equity                               $7,615              $7,624

             Earnings Summary
Interest income                                    $1,803              $6,904
Interest expense                                      803               3,176
                                                  -------             -------
Net interest income                                 1,000               3,728
Provision for loan losses                              45                 130
Non-interest income                                   138                 469
Gains on securities                                     -                   -
Non-interest expense                                  606               2,238
                                                  -------             -------
Net income before taxes                               487               1,829
Income taxes                                          171                 667
                                                  -------             -------
Net income after tax                              $   316             $ 1,162
                                                  =======             =======

                    SUMTER NATIONAL BANK FINANCIAL HIGHLIGHTS

                                                    Mar. 31            Dec. 31,
Period ended                                         1997               1996*
------------                                         ----               -----
                                                   (Dollar amounts in thousands)
            Financial Condition
Investment securities                              $ 1,474            $ 1,071
Net loans receivable                                13,125              8,855
Total assets                                        18,050             13,322
Total deposits                                      14,933             10,112
Stockholders' equity                               $ 3,056            $ 3,159

             Earnings Summary
Interest income                                    $   282            $   338
Interest expense                                       110                142
                                                   -------            -------
Net interest income                                    172                196
Provision for loan losses                               39                 97
Non-interest income                                     36                 45
Non-interest expense                                   330                701
                                                   -------            -------
Net loss before taxes                                 (161)              (557)
Income tax (benefit)                                   (60)              (217)
                                                   -------            -------
Net (loss) after taxes                             $  (101)           $  (340)
                                                   =======            =======

*Note - Sumter National Bank began operations on June 10, 1996.

Part II--Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit Index

Exhibit      No.(from  Description
item 601 of S-B)
(27)                   Financial Data Schedule

b)  Reports on Form 8-K.  None.

Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         DATED: May 13, 1997

COMMUNITY BANKSHARES, INC.

By:  s/  Hugo S. Sims, Jr.,
         Hugo S. Sims, Jr.,
         Chief Executive Officer

By:  s/  William W. Traynham
         William W. Traynham
         President and Chief Financial Officer
         (Principal Accounting Officer)