Form 10QSB
period 1997-06-30
COMMUNITY BANKSHARES INC /SC/
filed 1997-08-12
CIK 894508

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1997              File number: 000-22054



                           COMMUNITY BANKSHARES, INC.
              (Exact Name of Small Business Issuer in its Charter)

       South Carolina                                          57-0966962
(State or Other Jurisdiction                                  (IRS Employer
 of Incorporation or Organization)                        Identification Number)


               791 Broughton St., Orangeburg, South Carolina 29115
                (Address of Principal Executive Office, Zip Code)


                                 (803) 535-1060
                           (Issuer's telephone number)



          Check whether the issuer (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No _.
          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,626,476 shares of common stock outstanding as of July 31, 1997.

                                         10-QSB TABLE OF CONTENTS

                                Part I-Financial Statements                 Page
--------------------------------------------------------------------------------
      Item 1       Financial Statements ....................................   3
      Item 2       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .....................  10


                                Part II-Other Information
--------------------------------------------------------------------------------
      Item 4       Submission of Matters to a Vote of Securities Holders ...  23
      Item 6       Exhibits and Reports on Form 8-K ........................  24

                   COMMUNITY BANKSHARES, INC. - BALANCE SHEETS

                                                                                                June 30,
                                                                                                  1997                  December 31,
        ASSETS                                                                                 UNAUDITED                    1996
                                                                                               ---------                    ----

Cash and due from other financial institutions:
    Non-interest bearing .......................................................            $   5,831,000             $   5,349,000
    Federal funds sold .........................................................                6,360,000                 1,300,000
                                                                                            -------------             -------------
        Total cash and cash equivalents ........................................               12,191,000                 6,649,000
Interest bearing deposits in other banks .......................................                1,607,000                   431,000
Investment securities:
    Securities held to maturity ................................................               16,217,000                15,027,000
    Securities available for sale ..............................................               13,354,000                10,761,000
Loans held for resale ..........................................................                   48,000                   295,000

Loans ..........................................................................               81,005,000                68,829,000
    Less, allowance for loan losses ............................................               (1,014,000)                 (876,000)
                                                                                            -------------             -------------
        Net loans ..............................................................               79,991,000                67,953,000
                                                                                            -------------             -------------

Premises and equipment .........................................................                2,827,000                 2,837,000
Accrued interest  receivable ...................................................                1,044,000                   855,000
Deferred income taxes ..........................................................                  322,000                   283,000
Other assets ...................................................................                  266,000                   370,000
                                                                                            -------------             -------------

        Total assets ...........................................................            $ 127,867,000             $ 105,461,000
                                                                                            =============             =============

        LIABILITIES AND SHAREHOLDERS'
        EQUITY

Deposits:
    Non-interest bearing .......................................................            $  14,999,000             $  13,337,000
    Interest bearing ...........................................................               92,583,000                76,514,000
                                                                                            -------------             -------------
        Total deposits .........................................................              107,582,000                89,851,000
Federal funds purchased and securities
    sold under agreements to repurchase ........................................                6,138,000                 1,744,000
Federal Home Loan Bank advances ................................................                1,130,000                 1,130,000
Other liabilities ..............................................................                  612,000                   632,000
                                                                                            -------------             -------------
        Total liabilities ......................................................              115,462,000                93,357,000
                                                                                            -------------             -------------

Shareholders' equity:
    Common stock
        No par, authorized shares 12,000,000, issued
        and outstanding 2,626,476 in 1997 and 1996 .............................                9,055,000                 9,064,000
    Retained earnings ..........................................................                3,390,000                 3,040,000
    Unrealized (loss) on securities available for sale .........................                  (40,000)                        -
                                                                                            -------------             -------------
        Total shareholders' equity .............................................               12,405,000                12,104,000
                                                                                            -------------             -------------

        Total liabilities and shareholders' equity .............................            $ 127,867,000             $ 105,461,000
                                                                                            =============             =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                COMMUNITY BANKSHARES, INC. - STATEMENTS OF INCOME

                                                                                                    Six months ended June 30,
                                                                                                   1997                    1996
                                                                                                UNAUDITED               UNAUDITED
                                                                                                ---------               ---------
Interest and dividend income:
    Interest and fees on loans .................................................            $   3,546,000             $   2,503,000
    Deposits with other financial institutions .................................                   34,000                    38,000
    Investment securities:
      Interest - U. S. Treasury and
        U. S. Government Agencies ..............................................                  791,000                   762,000
      Dividends ................................................................                   22,000                    13,000
                                                                                            -------------             -------------
         Total investment securities ...........................................                  813,000                   775,000
                                                                                            -------------             -------------
    Federal funds sold and securities
      purchased under agreements to resell .....................................                   94,000                    48,000
                                                                                            -------------             -------------
         Total interest and dividend income ....................................                4,487,000                 3,364,000
                                                                                            -------------             -------------

Interest expense:
    Deposits:
      Certificates of deposit of $100,000 or more ..............................                  373,000                   392,000
      Other ....................................................................                1,480,000                 1,074,000
                                                                                            -------------             -------------
         Total deposits ........................................................                1,853,000                 1,466,000
    Federal funds purchased and securities
      sold under agreements to repurchase ......................................                   61,000                    43,000
    Federal Home Loan Bank advances ............................................                   37,000                    38,000
                                                                                            -------------             -------------
         Total interest expense ................................................                1,951,000                 1,547,000
                                                                                            -------------             -------------
Net interest income ............................................................                2,536,000                 1,817,000
Provision for loan losses ......................................................                  177,000                    63,000
                                                                                            -------------             -------------
Net interest income after provision for loan losses ............................                2,359,000                 1,754,000
                                                                                            -------------             -------------

Non-interest income:
    Service charges on deposit accounts ........................................                  253,000                   172,000
    Other ......................................................................                  110,000                    63,000
                                                                                            -------------             -------------
         Total non-interest income .............................................                  363,000                   235,000
                                                                                            -------------             -------------

Non-interest expense:
    Salaries and employee benefits .............................................                1,133,000                   806,000
    Premises and equipment .....................................................                  249,000                   155,000
    Other ......................................................................                  543,000                   350,000
                                                                                            -------------             -------------
         Total non-interest expense ............................................                1,925,000                 1,311,000
                                                                                            -------------             -------------
Net income before taxes ........................................................                  797,000                   678,000
Provision for income taxes .....................................................                  250,000                   284,000
                                                                                            -------------             -------------
Net income after taxes .........................................................            $     547,000             $     394,000
                                                                                            =============             =============

Per common share:
    Weighted average shares outstanding ........................................                2,626,476                 2,278,718
                                                                                            =============             =============
    Net income per common share ................................................            $        0.21             $        0.17
                                                                                            =============             =============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                COMMUNITY BANKSHARES, INC. - STATEMENTS OF INCOME

                                                                                                     Quarter ended June 30,
                                                                                                  1997                   1996
                                                                                                UNAUDITED             UNAUDITED
                                                                                                ---------             ---------
Interest and dividend income:
    Interest and fees on loans .................................................            $   1,883,000             $   1,277,000
    Deposits with other financial institutions .................................                   23,000                    10,000
    Investment securities:
      Interest - U. S. Treasury and
        U. S. Government Agencies ..............................................                  414,000                   399,000
      Dividends ................................................................                   10,000                     7,000
                                                                                            -------------             -------------
         Total investment securities ...........................................                  424,000                   406,000
                                                                                            -------------             -------------
    Federal funds sold and securities
      purchased under agreements to resell .....................................                   59,000                    26,000
                                                                                            -------------             -------------
         Total interest and dividend income ....................................                2,389,000                 1,719,000
                                                                                            -------------             -------------

Interest expense:
    Deposits:
      Certificates of deposit of $100,000 or more ..............................                  195,000                   215,000
      Other ....................................................................                  781,000                   515,000
                                                                                            -------------             -------------
         Total deposits ........................................................                  976,000                   730,000
    Federal funds purchased and securities
      sold under agreements to repurchase ......................................                   42,000                    22,000
    Federal Home Loan Bank advances ............................................                   19,000                    20,000
                                                                                            -------------             -------------
         Total interest expense ................................................                1,037,000                   772,000
                                                                                            -------------             -------------
Net interest income ............................................................                1,352,000                   947,000
Provision for loan losses ......................................................                   93,000                    33,000
                                                                                            -------------             -------------
Net interest income after provision for loan losses ............................                1,259,000                   914,000
                                                                                            -------------             -------------

Non-interest income:
    Service charges on deposit accounts ........................................                  130,000                    91,000
    Other ......................................................................                   60,000                    37,000
                                                                                            -------------             -------------
         Total non-interest income .............................................                  190,000                   128,000
                                                                                            -------------             -------------

Non-interest expense:
    Salaries and employee benefits .............................................                  576,000                   428,000
    Premises and equipment .....................................................                  127,000                    86,000
    Other ......................................................................                  302,000                   186,000
                                                                                            -------------             -------------
         Total non-interest expense ............................................                1,005,000                   700,000
                                                                                            -------------             -------------
Net income before taxes ........................................................                  444,000                   342,000
Provision for income taxes .....................................................                  130,000                   166,000
                                                                                            -------------             -------------

Net income after taxes .........................................................            $     314,000             $     176,000
                                                                                            =============             =============

Per common share:
    Weighted average shares outstanding ........................................                2,626,476                 2,278,718
                                                                                            =============             =============
    Net income per common share ................................................            $        0.12             $        0.08
                                                                                            =============             =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

       COMMUNITY BANKSHARES, INC. - STATEMENTS OF CASH FLOW

                                                                                                    Six months ended June 30,
                                                                                                 UNAUDITED
                                                                                                    1997                 1996
                                                                                                    ----                 ----
Cash flows from operating activities:
Net income .....................................................................            $     547,000             $     394,000
Adjustments to reconcile net income
  to net cash used in operating activities:
        Depreciation ...........................................................                  151,000                    76,000
        Provision for loan losses ..............................................                  177,000                    63,000
        Accretion of discounts and amortization of premiums -
          investment securities - net ..........................................                  (51,000)                  (12,000)
Changes in assets and liabilities:
        (Increase) in interest receivable ......................................                 (189,000)                 (130,000)
        (Increase) decrease in other assets ....................................                   29,000                  (300,000)
        Decrease in other liabilities ..........................................                  (20,000)                  (21,000)
                                                                                            -------------             -------------
Net cash provided by operating activities ......................................                  644,000                    70,000
                                                                                            -------------             -------------

Cash flows from investing activities:
        Proceeds from maturities and sales of
          investment securities - held to maturity .............................                3,267,000                 4,814,000
        Purchases of investment securities - held to maturity ..................               (4,446,000)               (5,724,000)
        Proceeds from maturities and sales of
          investment securities - available for sale ...........................                2,165,000                 1,922,000
        Purchases of investment securities - available for sale ................               (4,758,000)               (3,180,000)
        Net increase in interest bearing deposits ..............................               (1,176,000)                   (9,000)
        Net increase in loans to customers .....................................              (11,968,000)               (3,553,000)
        Purchase of premises and equipment .....................................                 (105,000)                 (894,000)
        Net (increase) in other real estate ....................................                        -                   (11,000)
                                                                                            -------------             -------------
          Net cash (used) in investing activities ..............................              (17,021,000)               (6,635,000)
                                                                                            -------------             -------------

Cash flows from financing activities:
        Net increase in demand, savings, & time deposits .......................               17,731,000                 6,673,000
        Net increase  (decrease) in federal funds purchased
           and securities sold under agreements to repurchase ..................                4,394,000                  (663,000)
        Sale of common stock ...................................................                        -                 4,402,000
        Cost of stock sale & dividend reinvestment program .....................                   (9,000)                  (44,000)
        Proceeds of FHLB advances ..............................................                        -                   500,000
        Dividends paid............................................................               (197,000)                 (121,000)
        Notes payable ..........................................................                        -                  (240,000)
                                                                                            -------------             -------------
          Net cash provided by financing activities ............................               21,919,000                10,507,000
                                                                                            -------------             -------------

Net increase in cash and due from other
        financial institutions .................................................                5,542,000                 3,942,000
Cash and due from other financial institutions -
        beginning of period ....................................................                6,649,000                 4,535,000
                                                                                            -------------             -------------
Cash and due from other financial institutions -
        end of period ..........................................................            $  12,191,000             $   8,477,000
                                                                                            =============             =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

Summary of Significant Accounting Principles

     A summary of significant accounting policies is included in the 1996 Annual Report of Community Bankshares, Inc. to the Shareholders, which also contains the Company's audited financial statements for 1996.

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

      COMMUNITY BANKSHARES, INC. - AVERAGE BALANCE SHEETS, YIELDS AND RATES

                                          ...........................................  .........................................
    Six months ended June 30,                                1997                                       1996
                                          ...........................................  .........................................
                                                              Interest                                   Interest
                                                Average        Income/       Yields/        Average       Income/       Yields/
Assets                                          Balance        Expense        Rates         Balance       Expense        Rates
                                                -------        -------        -----         -------       -------        -----
                                                                      (Dollar amounts in thousands)
    Interest bearing deposits ............    $  1,171           $   34        5.81%       $ 1,510         $   38         5.03%
    Investment securities taxable ........      25,989              804        6.19%        26,227            766         5.84%
    Investment securities--tax exempt ....         412                9        6.62%           417              9         6.54%
    Federal funds sold ...................       3,578               94        5.25%         1,915             48         5.01%
    Loans, net of unearned income ........      75,329            3,546        9.41%        53,629          2,503         9.33%
                                              --------           ------        ----        -------         ------         ----

    Total interest earning assets ........     106,479            4,487        8.43%        83,698          3,364         8.04%

    Cash and due from banks ..............       4,810                                       3,321
    Allowance for loan losses ............        (942)                                       (721)
    Premises and equipment ...............       2,837                                       1,943
    Other assets .........................       1,447                                       1,170
                                              --------                                     -------

Total assets .............................    $114,631                                     $89,411
                                              ========                                     =======

Liabilities and Shareholders' Equity

    Interest bearing deposits
    Savings ..............................    $ 18,651           $  313        3.36%       $13,353         $  168         2.52%
    Interest bearing transaction accounts       11,244              105        1.87%         7,976             80         2.01%
    Time deposits ........................      53,675            1,435        5.35%        44,657          1,200         5.37%
                                              --------           ------        ----        -------         ------         ----

    Total interest bearing deposits ......      83,570            1,853        4.43%        65,986          1,448         4.39%
    Short term borrowing .................       3,142               61        3.88%         2,103             43         4.09%
    FHLB advances ........................       1,123               37        6.59%         1,152             38         6.60%
                                              --------           ------        -----       -------         ------         ----
    Total interest bearing liabilities ...      87,835            1,951        4.44%        69,241          1,529         4.42%

    Noninterest bearing demand deposits ..      13,913                                       9,629
    Other liabilities ....................         757                                         553
    Shareholders' equity .................      12,126                                       9,988
                                              --------                                     -------

Total liabilities and shareholders' equity    $114,631                                     $89,411
                                              ========                                     =======

    Interest rate spread .................                                     3.99%                                      3.62%
    Net interest income and net
       yield on earning assets ...........                       $2,536        4.76%                       $1,835         4.38%
                                                                 ======        ====                        ======         ====


      COMMUNITY BANKSHARES, INC. - AVERAGE BALANCE SHEETS, YIELDS AND RATES


                                          ..........................................   ..........................................
    Quarter ended June 30,                                   1997                                        1996
                                          ..........................................   ..........................................
                                                               Interest                                    Interest
                                               Average         Income/       Yields/         Average       Income/        Yields/
Assets                                         Balance         Expense        Rates          Balance       Expense         Rates
                                               -------         -------        -----          -------       -------         -----
                                                                      (Dollar amounts in thousands)
    Interest bearing deposits ..............  $  1,594          $   23        5.77%        $   765          $   10         5.23%
    Investment securities taxable ..........    27,024             420        6.22%         27,130             401         5.91%
    Investment securities--tax exempt ......       411               4        5.90%            420               5         7.22%
    Federal funds sold .....................     4,368              59        5.40%          2,023              26         5.14%
    Loans, net of unearned income ..........    78,443           1,883        9.60%         54,878           1,277         9.31%
                                              --------          ------        ----         -------           -----         ----

    Total interest earning assets ..........   111,840           2,389        8.54%         85,216           1,719         8.07%

    Cash and due from banks ................     5,141                                       3,432
    Allowance for loan losses ..............      (980)                                       (730)
    Premises and equipment .................     2,831                                       2,201
    Other assets ...........................     1,589                                       1,269
                                              --------                                     -------

Total assets ...............................  $120,421                                     $91,388
                                              ========                                     =======

Liabilities and Shareholders' Equity

    Interest bearing deposits
    Savings ................................  $ 19,886          $  172        3.46%        $13,783            $ 86         2.50%
    Interest bearing transaction accounts ..    11,765              55        1.87%          8,336              41         1.97%
    Time deposits ..........................    55,532             748        5.39%         44,321             603         5.44%
                                              --------          ------        ----         -------            ----         ----

    Total interest bearing deposits ........    87,183             975        4.47%         66,440             730         4.39%
    Short term borrowing ...................     4,256              43        4.04%          2,268              22         3.88%
    FHLB advances ..........................     1,130              19        6.73%          1,200              20         6.67%
                                              --------          ------        ----         -------            ----         ----
    Total interest bearing liabilities .....    92,569           1,037        4.48%         69,908             772         4.42%

    Noninterest bearing demand deposits ....    14,887                                       9,712
    Other liabilities ......................       743                                         570
    Shareholders' equity ...................    12,222                                      11,198
                                              --------                                     -------

Total liabilities and shareholders' equity .  $120,421                                     $91,388
                                              ========                                     =======

    Interest rate spread ...................                                  4.06%                                        3.65%
    Net interest income and net yield
      on earning assets ....................                    $1,352        4.84%                           $947         4.45%
                                                                ======        ====                            ====         ====


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

Stock Split

          The Corporation effected a two-for-one stock split of its common shares at July 21, 1997. This increased the number of shares outstanding from 1,313,238 to 2,626,476. All information contained within Management's Discussion and Analysis has been retroactively adjusted to reflect the split.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Net Income

          For the six months ended June 30, 1997, CBI earned a consolidated profit of $547,000, compared to $394,000 for the comparable period of 1996, an increase of 38.8% or $153,000. Earnings per share were $.21 in the 1997 period, compared to $.17 for the 1996 period, an increase of 23.5%.

          For the six months ended June 30, 1997, Orangeburg National Bank reported a profit of $673,000, compared to $530,000 for the comparable period of 1996, an increase of 27% or $143,000.

          For the six months ended June 30, 1997, Sumter National Bank reported an after tax loss of $144,000, compared to $54,000 for the comparable period of 1996, an increase of 167% or $90,000. However, the 1997 amount represents six full months of operation, whereas the 1996 amount represents only twenty days of operation.

          As noted above, consolidated net income for the six months ended June 30, 1997, increased from the prior year by 38.8% or $153,000. The major components of this increase are discussed below. Net interest income before provision for loan losses for the six months ended June 30, 1997, increased to $2,536,000, compared to $1,817,000 for the same period in 1996, an increase of 39.6% or $719,000. For the 1997 period, the provision for loan losses was $177,000, compared to $63,000 for the 1996 period, an increase of 180.9% or $114,000. Non-interest income for the 1997 period increased to $363,000 from $235,000 for the 1996 period, a 54.5% or $128,000 increase. Non-interest expense increased to $1,925,000 from $1,311,000, a 46.8% or $614,000 increase. Results for the first six months of 1997 include results of operations for Sumter National Bank, which was in operation for only twenty days during the first six months of 1996. Accordingly, many of the dollar and percentage comparisons and changes between periods discussed in this report are unusually large.

Profitability

          One of the best ways to review earnings is through the ROA (return on average assets) and the ROE (return on average equity). Return on assets is the income for the period divided by the average assets for the period, annualized. Return on equity is the income for the period divided by the average equity for the period, annualized. Based on operating results for the six months ended June 30, 1997 and 1996, the following table is presented.

                                          Six months ended June 30,
                                            1997             1996
                                            ----             ----
                                            (dollars in thousands)
Average assets .......................   $114,631          $89,411
ROA ..................................      0.95%            0.88%
Average equity .......................   $ 12,126          $ 9,988
ROE ..................................      9.02%            7.89%
Net income ...........................   $    547          $   394

          Average equity and average assets were substantially greater in 1997 than they were in 1996 primarily as the result of the sale of stock to capitalize the Sumter bank and the deposit taking activities of the Sumter bank, respectively.

Net interest income

          Net interest income, the major component of CBI's income, is the amount by which interest and fees on interest earning assets exceed the interest paid on interest bearing deposits and other interest bearing funds. During the first six months of 1997, net interest income after provision for loan losses increased to $2,536,000 from $1,817,000, a 39.6% or $719,000 increase over the comparable period of 1996. This improvement was the result of an increase in the volume of earning assets at both banks, but was mostly associated with the operation of the new bank in Sumter, which had net interest income for the first six months of 1997 of $425,000 or 59% of the total increase.


Interest Income

          Elsewhere in this report is a table comparing the average balances, yields, and rates for the interest rate sensitive segments of the company's balance sheet for the period ended June 30, 1997 and 1996. A discussion of that table follows.

          Total interest income for the six months ended June 30, 1997, was $4,487,000 compared with $3,364,000 for the same period in 1996, a 33.4% or $1,123,000 increase. The yield on earning assets for the 1997 period was 8.43%, up from 8.04% for the 1996 period. Total average interest earning assets for the six months ended June 30, 1997, were $106,479,000, up from $83,698,000 for the same period in 1996, an increase of 27.2% or $22,781,000. The Sumter bank had average earning assets of $15,937,000, which represents 70% of the increase in assets over the prior year.

          The loan portfolio earned $3,546,000 for the six months ended June 30, 1997, up from $2,503,000 for the same period of 1996, a 41.7% or $1,043,000 increase. The 1997 yield increased to 9.41% from 9.33% for the 1996 period. The increase in yield is partly due to an increase in the prime lending rate in late March 1997, to 8.50% from 8.25%. The average size of the loan portfolio was $75,329,000 for the 1997 period, up from $53,629,000 for the same period of 1996, an increase of 40.4% or $21,700,000. Of that increase, $13,495,000 or 62%
was in the Sumter National Bank loan portfolio.

          The taxable investment portfolio earned $804,000 for the six months ended June 30, 1997, up from $766,000 for the 1996 period, a 4.9% or $38,000 increase. The yield increased to 6.19% in the 1997 period from 5.84% in the 1996 period. The average size of the portfolio declined to $25,989,000 in the 1997 period from $26,227,000 in the 1996 period, a decrease of 1.9% or $238,000. The investment portfolio for Sumter National Bank averaged $1,455,000, 5.6% of the consolidated total.

          The tax exempt investment portfolio continues to be a relatively small part of the portfolio, it earned $9,000 for the six months ended June 30, 1997, unchanged from the prior year. The yield on the portfolio was 6.62% (on a fully taxable equivalent basis), slightly up from the prior year's 6.54%. The average size of the portfolio decreased to $412,000 for the 1997 period from $417,000 in the 1996 period, a decrease of 1.2% or $5,000. The entire tax exempt portfolio is owned by Orangeburg National Bank.

          Interest bearing deposits in other banks contributed $34,000 for the six months ended June 30, 1997, compared to $38,000 during the prior year, a decrease of 10.5% or $4,000. The yield on these deposits increased to 5.81% for the 1997 period from 5.03% in the 1996 period. CBI averaged $1,171,000 in interest bearing balances in the 1997 period compared to $1,510,000 in the 1996 period, a decrease of 22.4% or $339,000.

          Federal funds sold earned $94,000 for the six months ended June 30, 1997, compared to $48,000 the prior year, an increase of 95.8% or $46,000. Yields increased to 5.25% for the period ended June 30, 1997, from 5.01% for the 1996 period. For the 1997 period, CBI increased its average volume in federal funds sold to $3,578,000 from $1,915,000 for the 1996 period, a 86.8% or $1,663,000 increase. Sumter National Bank averaged $987,000 in federal funds sold during 1997 period.


Interest expense

          Interest expense increased for the six months ended June 30, 1997, to $1,951,000 from the prior year's $1,529,000, a 27.6% or $422,000 increase. The volume of interest bearing liabilities increased to $87,835,000 for the period ended June 30, 1997, from $69,241,000 for the 1996 period, a 26.9% or
$18,594,000 increase. Sumter National Bank averaged $12,310,000 in interest bearing liabilities during the 1997 period, which represented 66% of the total increase. The average rate CBI paid for interest bearing liabilities during the 1997 period was 4.44%, slightly up from 4.42% for the 1996 period.

          The cost of savings accounts increased to $313,000 for the six months ended June 30, 1997 from $168,000 in the 1996 period, an 86.3% or $145,000 increase. Average savings deposit balances increased to $18,651,000 for the period ended June 30, 1997, from $13,353,000 for the 1996 period, an increase of 39.7% or $5,298,000. Sumter National Bank averaged $3,501,000 in such balances during the 1997 period, which represented 66% of the total increase. The average rate paid on these funds increased to 3.36% from 2.52%.

          Interest bearing transaction accounts cost $105,000 for the six months ended June 30, 1997, up from the prior year's $80,000, an increase of 31.2% or $25,000. The volume of these deposits increased to $11,244,000 for the period ended June 30, 1997, from $7,976,000 for the 1996 period, a 40.9% or $3,268,000 increase. Sumter National Bank averaged $2,183,000 in such balances during the 1997 period, which represented 66.7% of the total increase. The average rate paid on these funds for the period ended June 30, 1997, decreased to 1.87% from 2.01% for the 1996 period.

          Time deposits cost $1,435,000 for the six months ended June 30, 1997, up from $1,200,000 in the 1996 period, an increase of 19.6% or $235,000. The volume increased to $53,675,000 for the period ended June 30, 1997, from $44,657,000 for the 1996 period, a 20.2% or $9,018,000 increase. Sumter National Bank averaged $6,586,000 in such balances during the 1997 period, which represented 73% of the total increase. The average rate paid on these funds decreased slightly to 5.35% for the period ended June 30, 1997, from 5.37% for the 1996 period.

          Short term borrowing consists of federal funds purchased and securities sold under agreements to repurchase. This is a relatively small and volatile part of the balance sheet. It cost $61,000 for the six months ended June 30, 1997, up from $43,000 for the 1996 period, a 41.9% or $18,000 increase. The volume of these funds increased to $3,142,000 in the 1997 period from $2,103,000 in the 1996 period, an increase of 49.4% or $1,039,000. Virtually all these balances were attributable to Orangeburg National Bank. The average rate paid on these funds decreased to 3.88% from 4.09%.

          Borrowings from the Federal Home Loan Bank cost $37,000 for the six months ended June 30, 1997, compared to $38,000 for the 1996 period, a 2.7% or $1,000 decline. The advances averaged $1,123,000 during the 1997 period, compared to $1,152,000 for the prior year period, a 2.5% or $29,000 decrease. All these balances were attributable to Orangeburg National Bank. The average rate paid on these funds decreased to 6.59% from 6.60%.

Non-Interest Income

          Non-interest income for the six months ended June 30, 1997 grew to $363,000 from $235,000 in the 1996 period, a 54.4% or $128,0000 increase. This increase was mostly the result of the operation of the new Sumter bank which reported $85,000 or 66% of the total increase in non-interest income for the 1997 period. Most of the remainder of the increase was attributable to increased credit life and accident and health insurance sales in the Orangeburg bank.

          Results for the six months ended June 30, 1997 include results of operations for Sumter National Bank for the entire period, however, the Sumter bank was in operation for only twenty days during the same period of 1996. Accordingly, many of the dollar and percentage comparisons and changes between periods discussed in the non-interest income and non -interest expense sections are unusually large.


Non-Interest Expense

          For the six months ended June 30, 1997 non-interest expenses increased to $1,925,000 from $1,311,000 for the 1996 period, a 46.8% or $614,000 increase.
Approximately $502,000 (81.7%) of this increase is related to the operation of Sumter National Bank.

          For the six months ended June 30, 1997 personnel costs were $1,133,000 compared to $806,000 for the 1996 period, a 40.6% or $327,000 increase. Approximately $309,000 (94%) of this increase is related to the operation of Sumter National Bank. The new bank has 16 full time equivalent employees.

           Premises and equipment expense for the 1997 period were $249,000 compared to $155,000 for the 1996 period, an increase of 60.6% or $94,000. Approximately $72,000 (76.6%) of this increase is related to the operation of Sumter National Bank.

          Other costs for the 1997 period were $543,000 compared to $350,000 for the 1996 period, an increase of 55.1% or $193,000. Approximately $121,000 (62.6%) of this increase is related to the operation of Sumter National Bank.


Income Taxes

          CBI provided $250,000 for federal and state income taxes during the six months ended June 30, 1997, compared to $284,000 for the same period in 1996, a 11.9% or $34,000 decrease.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 1997 AND 1996

Net Income

          For the quarter ended June 30, 1997, CBI earned a consolidated profit of $314,000, compared to $176,000 for the comparable period of 1996, an increase of 78.4% or $138,000. Earnings per share were $.12 in the 1997 period, compared to $.08 for the 1996 period, an increase of 50%.

          As noted above, consolidated net income for the quarter ended June 30, 1997, increased from the prior year by 78.4% or $138,000. The major components of this increase are discussed below. Net interest income before provision for loan losses for the quarter ended June 30, 1997, increased to $1,352,000, compared to $947,000 for the same period in 1996, an increase of 42.7% or $405,000. For the same period, the provision for loan losses was $93,000, compared to $33,000 for the 1996 period, an increase of 181.8% or $60,000. Non-interest income for the 1997 period increased to $190,000 from $128,000 for the 1996 period, a 48.4% or $62,000 increase. Non-interest expense increased to $1,005,000 from $700,000, a 43.6% or $305,000 increase. Results for the second quarter of 1997 include results of operation for Sumter National Bank for the entire quarter, however, the Sumter bank was in operation for only twenty days during the second quarter of 1996. Accordingly, many of the dollar and percentage comparisons and changes between quarters discussed in this report are unusually large.


Profitability

          The ROA and ROE for the quarters ended June 30, 1997 and 1996 are set forth below:

                                               Quarter ended June 30,
                                               1997              1996
                                               ----              ----
                                              (dollars in thousands)
Average assets ...........................   $120,421           $91,388
ROA ......................................      1.04%             0.77%
Average equity ...........................   $ 12,222           $11,198
ROE ......................................     10.28%             6.29%
Net income ...............................   $    314           $   176

          Average equity and average assets were substantially greater in the 1997 quarter than they were in the 1996 quarter as the result of the sale of stock to capitalize the Sumter bank and the deposit taking activities of the Sumter bank, respectively.

Net interest income

          Net interest income, the major component of CBI's income, is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. During the quarter ended June 30, 1997, net interest income after provision for loan losses increased to $1,259,000 from $914,000, a 37.7% or $345,000 increase over the comparable period of 1996. This improvement was the result of an increase in the volume of earning assets at both banks, but mostly associated with the operation of the new bank in Sumter, which had net interest income for the second quarter of 1997 of $253,000 or 73.3% of the total increase.

Interest Income

          Elsewhere in this report is a table comparing the average balances, yields, and rates for the interest rate sensitive segments of the company's balance sheet for the quarters ended June 30, 1997 and 1996. A discussion of that table follows.

          Total  interest  income for the  second  quarter  1997 was  $2,389,000 compared with $1,719,000 for the same period in 1996, a 39% or $670,000 increase. The yield on earning assets for the 1997 period was 8.54%, up from 8.07% for the 1996 period. Total average interest earning assets for the quarter ended June 30, 1997, were $111,840,000, up from $85,216,000 for the quarter ended June 30, 1996, an increase of 31.2% or $26,624,000. The Sumter bank had average earnings assets of $18,300,000, which represents 68.7% of the increase in assets over the prior year.

          The loan portfolio earned $1,883,000 for the second quarter in 1997, up from $1,277,000 for the same period of 1996, a 47.5% or $606,000 increase. The second quarter 1997 yield increased to 9.60% from 9.31% for the second quarter in 1996. This increase in yield was partly related to the prime lending rate increase in late March 1997, to 8.50% from 8.25%. The average size of the loan portfolio was $78,443,000 for the 1997 quarter, up from $54,878,000 for the same period of 1996, an increase of 42.9% or $23,565,000.

          The investment portfolio earned $420,000 for the second quarter in 1997, up from $401,000 for the 1996 period, a 4.7% or $19,000 increase. The yield increased to 6.22% in the 1997 quarter from 5.91% in the 1996 quarter. The average size of the portfolio declined to $27,024,000 in the 1997 quarter from $27,130,000 in the 1996 quarter, a decrease of .4% or $6,000. The investment portfolio for Sumter National Bank averaged $1,240,000, about 6% of the consolidated total.

          The tax exempt investment portfolio earned $4,000 for the second quarter in 1997, slightly down from the 1996 period. The yield on the portfolio was 5.90% (fully taxable equivalent basis), a decrease from 7.22% the prior year. The average size of the portfolio decreased to $411,000 for the 1997 period from $420,000 in the 1996 period, a decrease of 2.1% or $19,000. The entire tax exempt portfolio is owned by Orangeburg National Bank.

          Interest bearing deposits in other banks contributed $23,000 for the second quarter 1997, compared to $10,000 during the prior year, an increase of 130% or $13,000. The yield on these deposits increased to 5.77% for the 1997 period from 5.23% in the 1996 period. CBI averaged $1,594,000 in interest bearing balances in the second quarter 1997 compared to $765,000 the second quarter of the prior year, an increase of 108% or $829,000.
All the  interest  bearing  balances in 1997 were owned by  Orangeburg  National
Bank.

          Federal funds sold earned $59,000 the second quarter of 1997 compared to $26,000 the prior year, an increase of 127% or $33,000. Yields increased to 5.40% for the second quarter in 1997 from 5.14% for the second quarter in 1996. For the second quarter of 1997, CBI increased its average volume in federal funds sold to $4,368,000 from $2,023,000 for the second quarter of 1996, a 116% or $2,345,000 increase. Sumter National Bank averaged $893,000 in federal funds sold during the second quarter, about 38% of the increase. Most of the increase was due to the Orangeburg bank obtaining the local municipally owned utility as a customer, beginning in April 1997. The utility rotates its banking relationship every six months as a matter of policy.

Interest expense

          Interest expense increased for the second quarter of 1997 to $1,037,000 from the prior year's $772,000, a 34.3% or $265,000 increase. The volume of interest bearing liabilities increased to $92,569,000 for the second quarter in 1997 from $69,908,000 for the second quarter of 1996, a 32.4% or $22,661,000 increase. Sumter National Bank averaged $14,248,000 in interest bearing liabilities during the second quarter, which represented 62.8% of the total increase. The average rate CBI paid for interest bearing liabilities during the 1997 quarter was 4.48%, up from 4.42% for the 1996 period.

          The cost of savings accounts increased to $172,000 in the second quarter in 1997 from $86,000 in the second quarter of 1996, a 100% or $86,000 increase. Average savings deposit balances increased to $19,886,000 for the second quarter in 1997 from $13,783,000 for the second quarter of 1996, an increase of 44.3% or $6,103,000. Sumter National Bank averaged $4,044,000 in such balances during the second quarter, which represented 66.3% of the total increase. The average rate paid on these funds increased to 3.46% from 2.50%.

          Interest bearing transaction accounts cost $55,000 for the second quarter in 1997, up from the second quarter of the prior year's $41,000, an increase of 34.1% or $14,000. The volume of these deposits increased to $11,765,000 for the second quarter in 1997 from $8,336,000 for the second quarter of 1996, a 41.1% or $3,429,000 increase. Sumter National Bank averaged $2,620,000 in such balances during the second quarter, which represented 76% of the total increase. The average rate paid on these funds for the second quarter in 1997 decreased to 1.87% from 1.97% for the second quarter of 1996.

          Time deposits cost $748,000 for the second quarter of 1997, up from $603,000 in the second quarter of the prior year, an increase of 24% or $145,000. The volume increased to $55,532,000 for the second quarter in 1997 from $44,321,000 for the second quarter of 1996, a 25.3% or $11,211,000 increase. Sumter National Bank averaged $7,504,000 in such balances during the second quarter, which represented 66.9% of the total increase. The average rate paid on these funds decreased to 5.39% for the second quarter in 1997 from 5.44% for the second quarter in 1996.

          Short term borrowing consists of federal funds purchased and securities sold under agreements to repurchase. This is a relatively small and volatile part of the balance sheet. It cost $43,000 for the second quarter in 1997 up from $22,000 for the second quarter of 1996, a 95.5% or $21,000 increase. The volume of these funds increased to $4,256,000 in the second quarter in 1997 from $2,268,000 in the second quarter of 1996, an increase of 87.6% or $1,988,000. Virtually all these balances were attributable to Orangeburg National Bank. The relatively large size of this increase is mostly due to securities sold under agreements to repurchase involving the municipally owned utility company discussed in the earlier federal funds sold paragraph. The average rate paid on these funds increased to 4.04% from 3.88%.

          Borrowings from the Federal Home Loan Bank cost $19,000 for the second quarter in 1997, down from $20,000 for the 1996 period, a decrease of 5% or $1,000. The advances averaged $1,130,000 during the 1997 quarter, compared to $1,200,000 for the prior year period, a 5.8% or $70,000 decrease. All these balances were attributable to Orangeburg National Bank. The average rate paid on these funds increased to 6.73% from 6.67%.


Non-Interest Income

          Non-interest income for the second quarter 1997 grew to $190,000 from $128,000 in the second quarter of 1996, a 48.4% or $62,0000 increase. This increase was mostly the result of the operation of the new Sumter bank. The remainder of the total increase was attributable to increases in the credit life and accident and health insurance volume in Orangeburg.

          Results for the second quarter of 1997 include results of operation for Sumter National Bank for the entire quarter, however, the Sumter bank was in operation for only twenty days during the second of 1996. Accordingly, many of the dollar and percentage comparisons and changes between quarters discussed in the non-interest income and non-interest expense sections are unusually large.

Non-Interest Expense

          For the second quarter of 1997 non-interest expenses increased to $1,005,000 from $700,000 for the second quarter of 1996, a 43.5% or $305,000 increase. Approximately $247,000 (80.9%) of this increase is related to the operation of Sumter National Bank.

          For the three months ended June 30, 1997, personnel costs were $576,000 compared to $428,000 for the second quarter of 1996, a 34.5% or $148,000 increase. Approximately 100% of this increase is related to the operation of Sumter National Bank. The new bank has 16 full time equivalent employees.

           Premises  and  equipment  expense for the 1997  period were  $127,000 compared to $86,000 for the 1996 period, an increase of 47.6% or $41,000. Approximately $38,000 (92.6%) of this increase is related to the operation of Sumter National Bank.

          Other costs for the second quarter 1997 were $302,000 compared to $186,000 for the second quarter of 1996, an increase of 62.4% or $116,000. Approximately $62,000 (53.4%) of this increase is related to the operation of Sumter National Bank.


Income Taxes

          CBI provided $130,000 for federal and state income taxes during the second quarter of 1997, compared to $166,000 for the same period in 1996, a 21.7% or $36,000 decrease.



CHANGES IN FINANCIAL POSITION

Investment portfolio

          The investment portfolio is comprised of a held to maturity and an available for sale portion. CBI and its two banks usually purchase short term issues of U. S Treasury and U. S. Government agency securities for investment purposes. At June 30, 1997, the held to maturity portfolio totaled $16,217,000 compared to $15,027,000 at December 31, 1996, an increase of 7.9% or $1,190,000. At June 30, 1997, the available for sale portfolio totaled $13,354,000 compared to $10,761,000 at December 31, 1996, an increase of 24.6% or $2,593,000. The following chart summarizes the investment portfolios at June 30, 1997, and December 31, 1996.

                                                                            June 30, 1997
                                    -------------------------------------------------------------------------------------
                                                     Held to maturity                           Available for sale
                                    ----------------------------------------   ------------------------------------------
                                           Amortized cost        Fair value           Amortized cost           Fair value
                                           --------------        ----------           --------------           ----------
                                                                   (dollars in thousands)
U. S. Government and federal
     agencies ...................                  $15,807          $15,731                  $12,704             $12,642

Tax exempt securities ...........                      410              411                        -                   -
Other equity securities .........                        -                -                      712                 712
                                                   -------          -------                  -------             -------
Total ...........................                  $16,217          $16,142                  $13,416             $13,354
                                                   =======          =======                  =======             =======

Unrealized gain or (loss) .......                  $   (75)                                  $   (62)
                                                   =======                                   =======



                                                                      December 31, 1996
                                              ----------------------------------------------------------------------------
                                                      Held to maturity                           Available for sale
                                              --------------------------------          ----------------------------------
                                              Amortized cost        Fair value           Amortized cost         Fair value
                                              --------------        ----------           --------------         ----------
                                                                   (dollars in thousands)
U. S. Government and federal
     agencies .............................         $14,613         $14,612                   $10,175            $10,175
Tax exempt securities .....................             414             417                         -                  -
Other equity securities ...................               -               -                       586                586
                                                    -------         -------                   -------            -------
Total .....................................         $15,027         $15,029                   $10,761            $10,761
                                                    =======         =======                   =======            =======

Unrealized gain or (loss) .................         $     2                                   $     -
                                                    =======                                   =======

          Orangeburg National Bank owns approximately 90% of the held to maturity and the available for sale investment portfolios. The remainder is owned by Sumter National Bank and CBI.


Loan portfolio

          The loan portfolio is primarily consumer and small business oriented. At June 30, 1997, the loan portfolio was $81,005,000, compared to $68,829,000 at December 31, 1996, a 17.7% or $12,176,000 increase. The following chart summarizes the loan portfolio at June 30, 1997, and December 31, 1996.

                                            June 30, 1997         Dec. 31, 1996
                                            -------------         -------------
                                                  (dollars in thousands)
Real estate ..............................        $48,253               $41,164
Commercial ...............................         18,872                16,644
Loans to individuals .....................         13,880                11,021
                                                  =======               =======
Total ....................................        $81,005               $68,829
                                                  =======               =======


          At June 30, 1997, Orangeburg National Bank's loan portfolio totaled $63,422,000 compared to $59,877,000 at December 31, 1996, an increase of $3,545,000 or 5.9%.

          At June 30, 1997, Sumter National Bank's loan portfolio totaled $17,642,000, compared to $8,952,000 at December 31, 1996, an increase of $8,690,000 or 97%.

Past Due and Non-Performing Assets and the Allowance for Loan Losses

          CBI closely monitors past due loans and loans that are in non-accrual status and other real estate owned. Below is a summary of past due and non-performing assets at June 30, 1997, December 31, 1996.

                                              June 30, 1997        Dec. 31, 1996
                                              -------------        -------------
Past due 90 days + accruing loans ..........       $221,000             $ 93,000
Non-accrual loans ..........................       $207,000             $431,000
Impaired loans (included in nonaccrual) ....       $ 12,000             $ 12,000
Other real estate owned ....................       $      0             $      0

          Management considers the past due and non-accrual amounts in June 1997 to be reasonable and manageable in the normal course of business. All loans shown in the above table are attributable to Orangeburg National Bank.

          CBI had no restructured loans during any of the above listed periods.

          CBI's   activity  with  its  allowance  for  loan  losses  reserve  is summarized below.

                                                  June 30, 1997    Dec. 31, 1996
                                                  -------------    -------------
Allowance at beginning of period ..............     $  876,000         $707,000
Provision expense .............................        177,000          227,000
Net charge-offs ...............................        (39,000)         (58,000)
                                                    ----------         --------
Allowance at end of period ....................     $1,014,000         $876,000
                                                    ==========         ========
Allowance as a percent of outstanding loans ...           1.25%            1.27%
                                                    ==========         ========

          At December 31, 1996, the Sumter National Bank allowance for loan losses was $97,000. The bank increased the allowance with a provision expense of $87,000. The allowance at June 30, 1997, was $184,000.

          At December 31, 1996, the Orangeburg National Bank allowance for loan losses was $779,000. The bank increased the allowance with a provision expense of $90,000. Net chargeoffs during the quarter were $38,000. The allowance at June 30, 1997, was $830,000.

          In reviewing the adequacy of the allowance for loan losses at the end of each period, management considers historical loan loss experience, current economic condition, loans outstanding, trends in non-performing and delinquent loans, and the quality of collateral securing problem loans. After charging off all known losses, management considers the allowance adequate to provide for estimated future losses inherent in the loan portfolio at June 30, 1997.


Deposits

          Deposits were  $107,582,000 at June 30, 1997,  compared to $89,851,000 at December 31, 1996, an increase of 19.7% or $17,731,000. Deposits at Sumter National Bank represent approximately 20% of total deposits.

          Time deposits greater than $100,000 were $18,785,000 at June 30, 1997, compared to $13,640,000 at December 31, 1996, an increase of 37.7% or $5,140,000.

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

          CBI and its banks maintain an available-for-sale investment and a held to maturity investment portfolio. While all these investment securities are purchased with the intent to be held to maturity, such securities are marketable and occasional sales may occur prior to maturity as part of the process of asset/liability and liquidity management. Such sales will generally be from the available for sale portfolio. Management deliberately maintains a short-term maturity schedule for its investments so that there is a continuing stream of maturing investments. CBI intends to maintain a short-term investment portfolio in order to continue to be able to supply liquidity to its loan portfolio and for customer withdrawals.

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

          CBI through its banking subsidiaries also maintains federal funds lines of credit with correspondent banks, and is able to borrow from the Federal Home Loan Bank and from the Federal Reserve's discount window.

          CBI through its banking subsidiaries has a demonstrated ability to attract deposits from its markets. Deposits have grown from $30 million in 1989 to over $107 million in 1997. This stable, growing base of deposits is the major source of operating liquidity.

          CBI's long term liquidity needs are expected to be primarily affected by the maturing of long term certificates of deposit. At June 30, 1997, CBI had approximately $9.5 million and $0 in certificates of deposit maturing in one to five years and over five years, respectively. CBI's assets maturing or repricing in the same periods were $51.5 million and $11.5 million, respectively. CBI expects to be able to manage its current balance sheet structure without experiencing any unusual liquidity problems.

          In the opinion of management, CBI's current and projected liquidity position is adequate.

Capital resources

          As summarized in the table below, CBI maintained a strong capital position.

                                               June 30, 1997       Dec. 31, 1996
                                               -------------       -------------
Tier 1 capital to average total assets ......      11.67%              11.50%
Tier 1 capital to risk weighted assets ......      15.02%              17.50%
Total capital to risk weighted assets .......      16.25%              18.70%

The moderate decline in the risk weighted capital ratios is the anticipated effect of the asset growth resulting from the operation of the new bank in Sumter, combined with asset growth of the Orangeburg bank.

          In the opinion of management, the Company's current and projected capital positions are adequate.


Shareholders' equity

          At June 30, 1997 the common stock account totaled $9,055,000, compared to $9,064,000 at December 31, 1996. This $9,000 reduction was for costs associated with the establishment of a dividend reinvestment plan, although no stock was sold by CBI during the period. Ongoing costs of the reinvestment plan will be charged to expense.


Financial Information on Subsidiaries

                  ORANGEBURG NATIONAL BANK FINANCIAL HIGHLIGHTS

                                                 Six months ended   Year ended
                                                  June 30, 1997    Dec. 31, 1996
                                                  -------------    -------------
                                                   (Dollar amounts in thousands)
                 Financial Condition
Investment securities ........................        $ 26,698         $ 23,826
Net loans receivable .........................          62,581           59,393
Total assets .................................         101,591           90,772
Total deposits ...............................          85,794           79,792
Federal funds purchased and securities sold
     under agreement to repurchase ...........           6,138            1,744
Other borrowed money (Federal Home Loan Bank
     advances) ...............................           1,130            1,130
Stockholders' equity .........................        $  7,969         $  7,624

                  Earnings Summary
Interest income ..............................        $  3,772         $  6,904
Interest expense .............................           1,686            3,176
                                                      --------         --------
Net interest income ..........................           2,086            3,728
Provision for loan losses ....................              90              130
Non-interest income ..........................             279              469
Non-interest expense .........................           1,259            2,238
                                                      --------         --------
Net income before taxes ......................           1,016            1,829
Income taxes .................................             343              667
                                                      --------         --------
Net income after tax .........................        $    673         $  1,162
                                                      ========         ========

                    SUMTER NATIONAL BANK FINANCIAL HIGHLIGHTS

                                                Six months ended    Year ended
                                                 June 30, 1997    Dec. 31, 1996*
                                                 -------------    --------------
                                                   (Dollar amounts in thousands)
                 Financial Condition
Investment securities ........................        $  1,734         $  1,071
Net loans receivable .........................          17,458            8,855
Total assets .................................          25,019           13,322
Total deposits ...............................          21,915           10,112
Stockholders' equity .........................        $  3,012         $  3,159

                   Earnings Summary
Interest income ..............................        $    689         $    338
Interest expense .............................             264              142
                                                      --------         --------
Net interest income ..........................             425              196
Provision for loan losses ....................              87               97
Non-interest income ..........................              84               45
Non-interest expense .........................             668              701
                                                      --------         --------
Net loss before taxes ........................            (246)            (557)
Income tax (benefit) .........................            (103)            (217)
                                                      --------         --------
Net (loss) after taxes .......................        $   (143)        $   (340)
                                                      ========         ========

*Note - Sumter National Bank began operations on June 10, 1996.

Part II--Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

CBI had an Annual Meeting of Shareholders on April 29, 1997.

The following persons were elected to the Board:
Three year term: E. J. Ayers, Alvis J. Bynum, Hugo S. Sims, Jr., J. Otto Warren, Jr. Two year term: Phil P. Leventis. One year term: William H. Nock and William
W. Traynham.

The shareholders also approved the 1997 stock option plan.

The other item approved was the ratification of J. W. Hunt and Co., Certified Public Accountants, as outside auditors for CBI for the year ended December 31, 1997.

The vote tally was as follows:

                                   Total number      Voting for         Voting         Abstaining       Not voting
                                    of shares                       against or to
                                   eligible to                         withhold
                                       vote                           authority
Election of directors
        E. J. Ayers                1,313,238          809,319                                            503,919
      Alvis J. Bynum               1,313,238          807,119            2,200                           503,919
       Hugo S. Sims                1,313,238          809,319                                            503,919
    J. Otto Warren, Jr.            1,313,238          806,287            3,032                           503,919
     Phil P. Leventis              1,313,238          809,310            1,009                           502,919
      William H. Nock              1,313,238          809,319                                            503,919
    William W. Traynham            1,313,238          809,319                                            503,919
Ratification of J. W. Hunt         1,313,238          806,602                             2,717          503,919
     (accountants)
Approval of Stock                  1,313,238          787,083           15,049            7,187          503,919
     Option Plan

          The following persons continued their terms as directors: Anna O. Dantzler, Samuel F. Reid, Jr., Martha Rose C. Carson, J. M. Guthrie, Michael A. Wolfe, and Russell S. Wolfe, II.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit Index

Exhibit No.(from         Description
item 601 of S-B)
(27)                     Financial Data Schedule

b) Reports on Form 8-K. CBI filed a Form 8-K on June 16, 1997, to report that the Board of Directors of CBI approved a two-for-one stock split, which was effected July 21, 1997.

Signatures

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          DATED: August 11, 1997

COMMUNITY BANKSHARES, INC.

By:  s/  Hugo S. Sims, Jr.,
          Hugo S. Sims, Jr.,
          Chief Executive Officer

By:  s/  William W. Traynham
          William W. Traynham
          President and Chief Financial Officer
          (Principal Accounting Officer)