Form 10QSB
period 1997-09-30
COMMUNITY BANKSHARES INC /SC/
filed 1997-11-10
CIK 894508

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1997         File number: 000-22054



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

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,626,476 shares of common stock outstanding as of October 31, 1997.

                                         10-QSB TABLE OF CONTENTS

                    Part I-Financial Statements                           Page
--------------------------------------------------------------------------------
      Item 1       Financial Statements ..............................     3
      Item 2       Management's Discussion and Analysis of
                   Financial Condition and ...........................     9
                   Results of Operations


                    Part II-Other Information
--------------------------------------------------------------------------------
      Item 6       Exhibits and Reports on Form 8-K ..................     19

                   COMMUNITY BANKSHARES, INC. - BALANCE SHEETS

                                                                                             UNAUDITED
                                                                                            September 30,               December 31,
        ASSETS                                                                                  1997                        1996
                                                                                                ----                        ----

Cash and due from other financial institutions:
    Non-interest bearing .......................................................            $   6,011,000             $   5,349,000
    Federal funds sold .........................................................                8,405,000                 1,300,000
                                                                                            -------------             -------------
        Total cash and cash equivalents ........................................               14,416,000                 6,649,000
Interest bearing deposits in other banks .......................................                1,341,000                   431,000
Investment securities:
    Securities held to maturity ................................................               17,407,000                15,027,000
    Securities available for sale ..............................................               13,834,000                10,761,000
Loans held for resale ..........................................................                  101,000                   295,000

Loans ..........................................................................               86,710,000                68,829,000
    Less, allowance for loan losses ............................................               (1,091,000)                 (876,000)
                                                                                            -------------             -------------
        Net loans ..............................................................               85,619,000                67,953,000
                                                                                            -------------             -------------

Premises and equipment .........................................................                2,797,000                 2,837,000
Accrued interest  receivable ...................................................                1,141,000                   855,000
Deferred income taxes ..........................................................                  332,000                   283,000
Other assets ...................................................................                  166,000                   370,000
                                                                                            -------------             -------------

        Total assets ...........................................................            $ 137,154,000             $ 105,461,000
                                                                                            =============             =============

        LIABILITIES AND SHAREHOLDERS'
        EQUITY

Deposits:
    Non-interest bearing .......................................................            $  15,836,000             $  13,337,000
    Interest bearing ...........................................................               98,988,000                76,514,000
                                                                                            -------------             -------------
        Total deposits .........................................................              114,824,000                89,851,000
Federal funds purchased and securities
    sold under agreements to repurchase ........................................                7,960,000                 1,744,000
Federal Home Loan Bank advances ................................................                1,060,000                 1,130,000
Other liabilities ..............................................................                  733,000                   632,000
                                                                                            -------------             -------------
        Total liabilities ......................................................              124,577,000                93,357,000
                                                                                            -------------             -------------

Shareholders' equity:
    Common stock
        No par, authorized shares 12,000,000, issued
        and outstanding 2,626,476 in 1997 and 1996 .............................                9,055,000                 9,064,000
    Retained earnings ..........................................................                3,517,000                 3,040,000
    Unrealized gain (loss) on securities available for sale.....................                    5,000                         -
                                                                                            -------------             -------------
        Total shareholders' equity .............................................               12,577,000                12,104,000
                                                                                            -------------             -------------

        Total liabilities and shareholders' equity .............................            $ 137,154,000             $ 105,461,000
                                                                                            =============             =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                COMMUNITY BANKSHARES, INC. - STATEMENTS OF INCOME
                         Nine months ended September 30,

                                                                                                  1997                      1996
                                                                                               UNAUDITED                  UNAUDITED
                                                                                               ---------                  ---------
 Interest and dividend income:
    Interest and fees on loans .................................................            $   5,544,000             $   3,874,000
    Deposits with other financial institutions .................................                   54,000                    43,000
    Investment securities:
      Interest - U. S. Treasury and
        U. S. Government Agencies ..............................................                1,269,000                 1,172,000
      Dividends ................................................................                   32,000                    22,000
                                                                                            -------------             -------------
         Total investment securities ...........................................                1,301,000                 1,194,000
                                                                                            -------------             -------------
     Federal funds sold and securities
      purchased under agreements to resell .....................................                  183,000                   120,000
                                                                                            -------------             -------------
         Total interest and dividend income ....................................                7,082,000                 5,231,000
                                                                                            -------------             -------------

Interest expense:
    Deposits:
      Certificates of deposit of $100,000 or more ..............................                  624,000                   580,000
      Other ....................................................................                2,338,000                 1,698,000
                                                                                            -------------             -------------
         Total deposits ........................................................                2,962,000                 2,278,000
                                                                                            -------------             -------------
    Federal funds purchased and securities
      sold under agreements to repurchase ......................................                  118,000                    65,000
    Federal Home Loan Bank advances ............................................                   55,000                    57,000
                                                                                            -------------             -------------
         Total interest expense ................................................                3,135,000                 2,400,000
                                                                                            -------------             -------------
Net interest income ............................................................                3,947,000                 2,831,000
Provision for loan losses ......................................................                  258,000                   140,000
                                                                                            -------------             -------------
Net interest income after provision for loan losses ............................                3,689,000                 2,691,000
                                                                                            -------------             -------------

  Non-interest income:
    Service charges on deposit accounts ........................................                  399,000                   263,000
    Other ......................................................................                  160,000                    92,000
                                                                                            -------------             -------------
         Total non-interest income .............................................                  559,000                   355,000
                                                                                            -------------             -------------

Non-interest expense:
    Salaries and employee benefits .............................................                1,738,000                 1,329,000
    Premises and equipment .....................................................                  384,000                   270,000
    Other ......................................................................                  826,000                   579,000
                                                                                            -------------             -------------
         Total non-interest expense ............................................                2,948,000                 2,178,000
                                                                                            -------------             -------------
Net income before taxes ........................................................                1,300,000                   868,000
Provision for income taxes .....................................................                  428,000                   364,000
                                                                                            -------------             -------------
Net income after taxes .........................................................            $     872,000             $     504,000
                                                                                            =============             =============

Per common share:
    Weighted average shares outstanding ........................................                2,626,476                 2,397,220
                                                                                            =============             =============
    Net income per common share ................................................            $        0.33             $        0.21
                                                                                            =============             =============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                COMMUNITY BANKSHARES, INC. - STATEMENTS OF INCOME

                                                                                                  Quarter ended September 30,
                                                                                                1997                       1996
                                                                                              UNAUDITED                 UNAUDITED
                                                                                              ---------                 ---------
Interest and dividend income:
    Interest and fees on loans .................................................            $   1,998,000             $   1,371,000
    Deposits with other financial institutions .................................                   20,000                     5,000
    Investment securities:
      Interest - U. S. Treasury and
        U. S. Government Agencies ..............................................                  478,000                   410,000
      Dividends ................................................................                   10,000                     9,000
                                                                                            -------------             -------------
         Total investment securities ...........................................                  488,000                   419,000
                                                                                            -------------             -------------
    Federal funds sold and securities
      purchased under agreements to resell .....................................                   89,000                    72,000
                                                                                            -------------             -------------
         Total interest and dividend income ....................................                2,595,000                 1,867,000
                                                                                            -------------             -------------

Interest expense:
    Deposits:
      Certificates of deposit of $100,000 or more ..............................                  251,000                   188,000
      Other ....................................................................                  858,000                   624,000
                                                                                            -------------             -------------
         Total deposits ........................................................                1,109,000                   812,000
    Federal funds purchased and securities
      sold under agreements to repurchase ......................................                   57,000                    22,000
    Federal Home Loan Bank advances ............................................                   18,000                    19,000
                                                                                            -------------             -------------
         Total interest expense ................................................                1,184,000                   853,000
                                                                                            -------------             -------------
Net interest income ............................................................                1,411,000                 1,014,000
Provision for loan losses ......................................................                   81,000                    77,000
                                                                                            -------------             -------------
Net interest income after provision for loan losses ............................                1,330,000                   937,000
                                                                                            -------------             -------------

Non-interest income:
    Service charges on deposit accounts ........................................                  146,000                    91,000
    Other ......................................................................                   50,000                    29,000
                                                                                            -------------             -------------
         Total non-interest income .............................................                  196,000                   120,000
                                                                                            -------------             -------------

Non-interest expense:
    Salaries and employee benefits .............................................                  605,000                   523,000
    Premises and equipment .....................................................                  135,000                   115,000
    Other ......................................................................                  283,000                   229,000
                                                                                            -------------             -------------
         Total non-interest expense ............................................                1,023,000                   867,000
                                                                                            -------------             -------------
Net income before taxes ........................................................                  503,000                   190,000
Provision for income taxes .....................................................                  178,000                    80,000
                                                                                            -------------             -------------

Net income after taxes .........................................................            $     325,000             $     110,000
                                                                                            =============             =============

Per common share:
    Weighted average shares outstanding ........................................                2,626,476                 2,337,968
                                                                                            =============             =============
    Net income per common share ................................................            $        0.12             $        0.05
                                                                                            =============             =============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

              COMMUNITY BANKSHARES, INC. - STATEMENTS OF CASH FLOW

                                                                                                                UNAUDITED
                                                                                                     Nine months ended September 30,
                                                                                                       1997                   1996
                                                                                                       ----                   ----
Cash flows from operating activities:
Net income .....................................................................                $    872,000           $    504,000
Adjustments to reconcile net income
  to net cash used in operating activities:
        Depreciation ...........................................................                     227,000                134,000
        Provision for loan losses ..............................................                     258,000                140,000
        Accretion of discounts and amortization of premiums -
          investment securities - net ..........................................                     (86,000)               (28,000)
  Changes in assets and liabilities:
        Proceeds of sale of loans held for resale ..............................                   3,614,000              2,877,000
        Origination of loans held for resale ...................................                  (3,420,000)            (2,937,000)
        (Increase) in interest receivable ......................................                    (286,000)              (168,000)
        (Increase) decrease in other assets ....................................                     131,000                (70,000)
        Decrease in other liabilities ..........................................                     101,000                 16,000
                                                                                                ------------           ------------
Net cash provided by operating activities ......................................                   1,411,000                468,000
                                                                                                ------------           ------------

Cash flows from investing activities:
        Proceeds from maturities and sales of
          investment securities - held to maturity .............................                   5,036,000              5,814,000
        Purchases of investment securities - held to maturity ..................                  (7,381,000)            (8,049,000)
        Proceeds from maturities and sales of
          investment securities - available for sale ...........................                   3,724,000              3,068,000
        Purchases of investment securities - available for sale ................                  (6,741,000)            (5,411,000)
        Net (increase) in interest bearing deposits ............................                    (910,000)              (226,000)
        Net (increase) in loans to customers ...................................                 (17,924,000)            (9,731,000)
        Purchase of premises and equipment .....................................                    (163,000)            (1,120,000)
        Net (increase) in other real estate ....................................                           -                (11,000)
                                                                                                ------------           ------------
          Net cash (used) in investing activities ..............................                 (24,759,000)           (15,655,000)
                                                                                                ------------           ------------

Cash flows from financing activities:
        Net increase in demand, savings, & time deposits .......................                  24,973,000             14,843,000
        Net increase in federal funds purchased
        and securities sold under agreements to repurchase .....................                   6,216,000                245,000
        Sale of common stock ...................................................                           -              4,402,000
        Cost of stock sale & dividend reinvestment program .....................                      (9,000)               (44,000)
        Proceeds of FHLB advances ..............................................                     (70,000)               430,000
        Dividends paid..........................................................                    (395,000)              (317,000)
        Notes payable ..........................................................                           -               (240,000)
                                                                                                ------------           ------------
          Net cash provided by financing activities ............................                  30,715,000             19,319,000
                                                                                                ------------           ------------

Net increase in cash and due from other financial institutions .................                   7,367,000              4,132,000
Cash and due from other financial institutions - beginning .....................                   6,649,000              4,535,000
                                                                                                ------------           ------------
Cash and due from other financial institutions - end ...........................                $ 14,416,000           $  8,667,000
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

      COMMUNITY BANKSHARES, INC. - AVERAGE BALANCE SHEETS, YIELDS AND RATES

    Nine months ended September 30,                           1997                                      1996
                                                            Interest                                  Interest
                                               Average      Income/       Yields/        Average       Income/       Yields/
Assets                                         Balance      Expense        Rates(1)      Balance       Expense        Rates(1)
                                               -------      -------        -----         -------       -------        -----
                                                                    (Dollar amounts in thousands)
    Interest bearing deposits ............    $  1,251        $   54        5.76%       $ 1,124         $   44         5.22%
    Investment securities--taxable .......      27,612         1,288        6.22%        26,706          1,180         5.89%
    Investment securities--tax exempt ....         411            13        6.39%           417             13         6.30%
    Federal funds sold ...................       4,543           183        5.37%         3,074            120         5.20%
    Loans, net of unearned income ........      78,252         5,544        9.45%        55,266          3,874         9.35%
                                              --------        ------        ----         ------         ------         ----

    Total interest earning assets ........     112,069         7,082        8.43%        86,587          5,231         8.06%

    Cash and due from banks ..............       4,929                                    3,613
    Allowance for loan losses ............        (978)                                    (733)
    Premises and equipment ...............       2,831                                    2,205
    Other assets .........................       1,543                                    1,230
                                              --------                                  -------

Total assets .............................    $120,394                                  $92,902
                                              ========                                  =======

Liabilities and Shareholders' Equity

    Interest bearing deposits
    Savings ..............................    $ 19,267        $  495        3.43%       $12,600         $  218         2.31%
    Interest bearing transaction accounts       11,623           164        1.88%         8,478            129         2.03%
    Time deposits ........................      56,849         2,303        5.40%        47,224          1,930         5.45%
                                              --------        ------        ----        -------         ------         ----

    Total interest bearing deposits ......      87,739         2,962        4.50%        68,302          2,277         4.44%
    Short term borrowing .................       3,969           118        3.96%         2,187             65         3.96%
    FHLB advances ........................       1,114            55        6.58%         1,123             58         6.89%
                                              --------        ------        ----        -------         ------         ----
    Total interest bearing liabilities ...      92,822         3,135        4.50%        71,612          2,400         4.47%

    Noninterest bearing demand deposits ..      14,500                                   10,068
    Other liabilities ....................         797                                      591
    Shareholders' equity .................      12,275                                   10,631
                                              --------                                  -------

Total liabilities and shareholders' equity    $120,394                                  $92,902
                                              ========                                  =======

    Interest rate spread .................                                  3.92%                                      3.59%
    Net interest income and net yield on earning assets       $3,947        4.70%                       $2,831         4.36%
                                                              ======        ====                        ======         ====

(1)  Computed on a fully tax equivalent basis using a 34% federal tax rate.

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

Florence National Bank (proposed)

     On September 15, 1997 CBI entered into an Organizational Agreement pursuant to which it agreed to sponsor the organization of Florence National Bank (proposed), a national bank that is being organized by a group of local businessmen in Florence, South Carolina to become a wholly-owned subsidiary of CBI. CBI has also agreed to finance the expenses of the organization of the bank and to furnish the funds necessary to capitalize the bank. The funds to capitalize Florence National Bank and to finance expenses of organization of the bank are expected to be provided by CBI from the proceeds of a stock offering or borrowed funds or some combination of debt and equity. Completion of the organization of Florence National Bank and acquisition of the bank by CBI are subject to approval of the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, and the South Carolina State Board of Financial Institutions. On September 15, 1997 an application for a national bank charter for the proposed Florence National Bank was filed with the Office of the Comptroller of the Currency and an application for deposit insurance was filed with the Federal Deposit Insurance Corporation.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net Income

     For the nine months ended September 30, 1997, CBI earned a consolidated profit of $872,000, compared to $504,000 for the comparable period of 1996, an increase of 73% or $368,000. Earnings per share were $.33 in the 1997 period, compared to $.21 for the 1996 period, an increase of 57.1%.

     For the nine months ended September 30, 1997, Orangeburg National Bank reported a profit of $1,028,000, compared to $836,000 for the comparable period of 1996, an increase of 22.9% or $192,000.

     For the nine months ended September 30, 1997, Sumter National Bank reported an after tax loss of $169,000, compared to a loss of $238,000 for the comparable period of 1996, an improvement of 29% or $69,000. The 1997 amount represents nine full months of operation, whereas the 1996 amount represents less than four months of operation.

     For the nine months ended September 30, 1997, the holding company's parent only net income after taxes was $13,000 compared to a net after tax loss of $94,000 for the same period in 1996. This is an improvement of $107,000 or 114%. Operations in 1996 included $112,000 in pre-opening expenses associated with the new Sumter bank.

     As noted above, consolidated net income for the nine months ended September 30, 1997, increased from the prior year by 73% or $368,000. Net interest income before provision for loan losses for the nine months ended September 30, 1997, increased to $3,947,000, compared to $2,831,000 for the same period in 1996, an increase of 39.4% or $1,116,000. For the 1997 period, the provision for loan losses was $258,000, compared to $140,000 for the 1996 period, an increase of 84.3% or $118,000. Non-interest income for the 1997 period increased to $559,000 from $355,000 for the 1996 period, a 57.5% or $204,000 increase. Non-interest expense increased to $2,948,000 from $2,178,000, a 35.4% or $770,000 increase.
Results for the first nine months of 1997 include results of operations for Sumter National Bank for the entire period, however the Sumter bank was in operation for less than four months during the 1996 period. Accordingly, many of the dollar and percentage comparisons and changes between periods discussed in this report are unusually large.


Profitability

     One of the best ways to review earnings is through the ROA (return on average assets) and the ROE (return on average equity). Return on assets is the income for the period divided by the average assets for the period, annualized. Return on equity is the income for the period divided by the average equity for the period, annualized. Based on operating results for the nine months ended September 30, 1997 and 1996, the following table is presented.

                                         Period ended Sept. 30,
                                        1997               1996
                                        ----               ----
                                         (dollars in thousands)
Average assets                          $120,394          $92,902
ROA                                        0.97%            0.72%
Average equity                           $12,275          $10,631
ROE                                        9.47%            6.32%
Net income                                  $872             $504

     Average equity and average assets were substantially greater in 1997 than they were in 1996, primarily as the result of the sale of stock to capitalize the Sumter bank and the deposit taking activities of the Sumter bank.

Net interest income

     Net interest income, the major component of CBI's income, is the amount by which interest and fees on interest earning assets exceed the interest paid on interest bearing deposits and other interest bearing funds. During the first nine months of 1997, net interest income after provision for loan losses increased to $3,689,000 from $2,691,000, a 39% or $998,000 increase over the comparable period of 1996. This improvement was the result of an increase in the volume of earning assets at both banks, but was mostly associated with the operation of the new bank in Sumter, which had net interest income for the first nine months of 1997 of $598,000, or 60% of the total increase.

Interest Income

     Elsewhere in this report is a table comparing the average balances, yields, and rates for the interest rate sensitive segments of the company's balance sheet for the periods ended September 30, 1997 and 1996. A discussion of that table follows.

     Total interest income for the nine months ended September 30, 1997, was $7,082,000 compared with $5,231,000 for the same period in 1996, a 35.4% or $1,851,000 increase. The yield on earning assets for the 1997 period was 8.43%, up from 8.06% for the 1996 period. Total average interest earning assets for the nine months ended September 30, 1997, were $112,069,000, up from $86,587,000 for the same period in 1996, an increase of 29.4% or $25,482,000. Sumter National Bank averaged $18,729,000 in earning assets, or about 73% of the total increase.

     The loan portfolio earned $5,544,000 for the nine months ended September 30, 1997, up from $3,874,000 for the same period of 1996, a 43.1% or $1,670,000 increase. The 1997 yield increased to 9.45% from 9.35% for the 1996 period. The average size of the loan portfolio was $78,252,000 for the 1997 period, up from $55,266,000 for the same period of 1996, an increase of 41.6% or $22,986,000.

     The taxable investment portfolio earned $1,288,000 for the nine months ended September 30, 1997, up from $1,180,000 for the 1996 period, a 9.2% or $108,000 increase. The yield increased to 6.22% in the 1997 period from 5.89% in the 1996 period. The average size of the portfolio increased to $27,612,000 in the 1997 period from $26,706,000 in the 1996 period, an increase of 3.4% or $906,000.

     The tax exempt investment portfolio continues to be a relatively small part of the portfolio. It earned $13,000 for the nine months ended September 30, 1997, unchanged from the prior year. The yield on the portfolio was 6.39% (on a fully taxable equivalent basis), up from the prior year's 6.30%. The average size of the portfolio decreased to $411,000 for the 1997 period from $417,000 in the 1996 period, a decrease of 1.4% or $6,000.

     Interest bearing deposits in other banks contributed $54,000 for the nine months ended September 30, 1997, compared to $44,000 during the prior year, an increase of 22.7% or $10,000. The yield on these deposits increased to 5.76% for the 1997 period from 5.22% in the 1996 period. CBI averaged $1,251,000 in interest bearing balances in the 1997 period compared to $1,124,000 in the 1996 period, an increase of 11.3% or $127,000.

     Federal funds sold earned $183,000 for the nine months ended September 30, 1997, compared to $120,000 the prior year, an increase of 52.5% or $63,000. Yields increased to 5.37% for the period ended September 30, 1997, from 5.20% for the 1996 period. For the 1997 period, CBI increased its average volume in federal funds sold to $4,543,000 from $3,074,000 for the 1996 period, a 47.8% or $1,469,000 increase.

Interest expense

     Interest expense increased for the nine months ended September 30, 1997 to $3,135,000 from the prior year's $2,400,000, a 30.6% or $735,000 increase. The volume of interest bearing liabilities increased to $92,822,000 for the period ended September 30, 1997, from $71,612,000 for the 1996 period, a 29.6% or $21,210,000 increase. Sumter National Bank averaged $14,749,000 in interest bearing liabilities, or about 70% of the total increase. The average rate CBI paid for interest bearing liabilities during the 1997 period was 4.50%, slightly up from 4.47% for the 1996 period.

     The cost of savings accounts increased to $495,000 for the nine months ended September 30, 1997 from $218,000 in the 1996 period, a 127% or $277,000 increase. Average savings deposit balances increased to $19,267,000 for the period ended September 30, 1997, from $12,600,000 for the 1996 period, an increase of 52.9% or $6,667,000. The average rate paid on these funds increased to 3.43% from 2.31%. Most of this increase was due to growth in money market accounts at the Sumter Bank.

     Interest bearing transaction accounts cost $164,000 for the nine months ended September 30, 1997, up from the prior year's $129,000, an increase of 27.1% or $35,000. The volume of these deposits increased to $11,623,000 for the period ended September 30, 1997, from $8,478,000 for the 1996 period, a 37.1% or $3,145,000 increase. The average rate paid on these funds for the period ended September 30, 1997, decreased to 1.88% from 2.03% for the 1996 period.

     Time deposits cost $2,303,000 for the nine months ended September 30, 1997, up from $1,930,000 in the 1996 period, an increase of 19.3% or $373,000. The volume increased to $56,849,000 for the period ended September 30, 1997, from $47,224,000 for the 1996 period, a 20.4% or $9,625,000 increase. The average rate paid on these funds decreased to 5.40% for the period ended September 30, 1997, from 5.45% for the 1996 period.

     Short term borrowing consists of federal funds purchased and securities sold under agreements to repurchase. This is a relatively small and volatile part of the balance sheet. It cost $118,000 for the nine months ended September 30, 1997, up from $65,000 for the 1996 period, an 81.5% or $53,000 increase. The volume of these funds increased to $3,969,000 in the 1997 period from $2,187,000 in the 1996 period, an increase of 81.5% or $1,782,000. The average rate paid on these funds was 3.96% for both periods.

     Borrowings from the Federal Home Loan Bank cost $55,000 for the nine months ended September 30, 1997, compared to $58,000 for the 1996 period, a 5.5% or $3,000 decline. The advances averaged $1,114,000 during the 1997 period, compared to $1,123,000 for the prior year period, a .8% or $9,000 decrease. All these balances were attributable to Orangeburg National Bank. The average rate paid on these funds decreased to 6.58% from 6.89%.

Non-Interest Income

     Non-interest income for the nine months ended September 30, 1997 grew to $559,000 from $355,000 in the 1996 period, a 57.5% or $204,0000 increase. This increase was mostly the result of the operation of the new Sumter bank, which accounted for $118,000 or 58% of the total increase in non-interest income for the 1997 period. Most of the remainder of the increase was attributable to increased credit life and accident and health insurance sales in the Orangeburg bank.

Non-Interest Expense

     For the nine months ended September 30, 1997 non-interest expenses increased to $2,948,000 from $2,178,000 for the 1996 period, a 35.3% or $770,000 increase. Approximately $454,000 (59%) of this increase is related to the operation of Sumter National Bank.

     For the nine months ended September 30, 1997 personnel costs were $1,738,000 compared to $1,329,000 for the 1996 period, a 30.8% or $409,000 increase.

     Premises and equipment expense for the 1997 period were $384,000 compared to $270,000 for the 1996 period, an increase of 42.2% or $114,000.

     Other costs for the 1997 period were $826,000 compared to $579,000 for the 1996 period, an increase of 42.7% or $193,000.

Income Taxes

     CBI provided $428,000 for federal and state income taxes during the nine months ended September 30, 1997, compared to $364,000 for the same period in 1996, a 17.6% or $64,000 increase.


RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

Net Income

     For the quarter ended September 30, 1997, CBI earned a consolidated profit of $325,000, compared to $110,000 for the comparable period of 1996, an increase of 195% or $215,000. Earnings per share were $.12 in the 1997 period, compared to $.05 for the 1996 period, an increase of 140%.

     Net interest income before provision for loan losses for the quarter ended September 30, 1997, increased to $1,411,000, compared to $1,014,000 for the same period in 1996, an increase of 39.2% or $397,000. For the same period, the provision for loan losses was $81,000, compared to $77,000 for the 1996 period, an increase of 5.2% or $4,000. Non-interest income for the 1997 period increased to $196,000 from $120,000 for the 1996 period, a 63.3% or $76,000 increase.
Non-interest expense increased to $1,023,000 from $867,000, an 18% or $156,000 increase.

     The third quarter of 1996 was the first full quarter of operation for the Sumter bank. Sumter National Bank's net loss for the quarter ended September 30, 1997, was $25,000, an improvement of 86% over its net loss of $184,000 for the quarter ended September 30, 1996. Many of the dollar and percentage comparisons and changes between quarters discussed are unusually large because the Sumter bank's ratio of non-interest expense to earning assets was so much greater, 17.6% in the 1996 quarter, than in the 1997 quarter, 5.8%.

Net interest income

     Net interest income, the major component of CBI's income, is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. During the quarter ended September 30, 1997, net interest income after provision for loan losses increased to $1,330,000 from $937,000, a 41.9% or $393,000 increase over the comparable period of 1996. This improvement was the result of an increase in the volume of earning assets at both banks.

Interest Income

     Total interest income for the third quarter 1997 was $2,595,000 compared with $1,867,000 for the same period in 1996, a 39% or $1,092,000 increase.

     The loan portfolio earned $1,998,000 for the third quarter in 1997, up from $1,371,000 for the same period of 1996, a 45.7% or $627,000 increase.

     The investment portfolio earned $488,000 for the third quarter in 1997, up from $419,000 for the 1996 period, a 16.5% or $69,000 increase.

     Interest bearing deposits in other banks contributed $20,000 for the third quarter 1997, compared to $5,000 during the prior year, an increase of 300% or $15,000.

     Federal funds sold earned $89,000 the third quarter of 1997 compared to $72,000 the prior year, an increase of 23.6% or $17,000.

Interest expense

     Interest expense increased for the third quarter of 1997 to $1,184,000 from the prior year's $853,000, a 38.8% or $331,000 increase.

Non-Interest Income

     Non-interest income for the third quarter 1997 grew to $196,000 from $120,000 in the third quarter of 1996, a 63.3% or $76,000 increase.

Non-Interest Expense

     For the third quarter of 1997 non-interest expenses increased to $1,023,000 from $867,000 for the third quarter of 1996, an 18% or $156,000 increase.

     For the three months ended September 30, 1997, personnel costs were $605,000 compared to $523,000 for the third quarter of 1996, a 15.7% or $82,000 increase.

     Premises and equipment expense for the 1997 period were $135,000 compared to $115,000 for the 1996 period, an increase of 17.4% or $20,000.

     Other costs for the third quarter 1997 were $283,000 compared to $229,000 for the third quarter of 1996, an increase of 23.5% or $54,000.

Income Taxes

     CBI provided $178,000 for federal and state income taxes during the third quarter of 1997, compared to $80,000 for the same period in 1996, a 122% or $98,000 decrease.

CHANGES IN FINANCIAL POSITION

Investment portfolio

     The investment portfolio is comprised of a held to maturity and an available for sale portion. CBI and its two banks usually purchase short term issues of U. S Treasury and U. S. Government agency securities for investment purposes. At September 30, 1997, the held to maturity portfolio totaled $17,407,000 compared to $15,027,000 at December 31, 1996, an increase of 15.8%
or $2,380,000. At September 30, 1997, the available for sale portfolio totaled $13,834,000 compared to $10,761,000 at December 31, 1996, an increase of 28.6%
or $3,073,000. The following chart summarizes the investment portfolios at September 30, 1997, and December 31, 1996.



                                                           September 30, 1997
                               ---------------------------------------------------------------------------
                                        Held to maturity                        Available for sale
                               --------------------------------------- -----------------------------------
                               Amortized cost         Fair value           Amortized cost       Fair value
                               --------------         ----------           --------------       ----------
                                                         (dollars in thousands)
U. S. Government and
federal agencies ...............       $17,000            $16,989                  $13,114         $13,122

Tax exempt securities ..........           407                410                        -               -
Other equity securities ........             -                  -                      712             712
                                       =======            =======                  =======         =======
Total ..........................       $17,407            $17,399                  $13,826         $13,834
                                       =======            =======                  =======         =======

Unrealized gain or (loss) ......       $    (8)                                    $     8
                                       =======                                     =======

                                                            December 31,1996
                               ---------------------------------------------------------------------------
                                        Held to maturity                        Available for sale
                               --------------------------------------- -----------------------------------
                               Amortized cost         Fair value           Amortized cost       Fair value
                               --------------         ----------           --------------       ----------
                                                          (dollars in thousands)
U. S. Government and
federal agencies ...............       $14,613             $14,612                $10,175          $10,175
Tax exempt securities ..........           414                 417                      -                -
Other equity securities ........             -                   -                    586              586
                                       =======             =======                =======          =======
Total ..........................       $15,027             $15,029                $10,761          $10,761
                                       =======             =======                =======          =======

Unrealized gain or (loss) ......       $     2                                    $     -
                                       =======                                    =======


     Orangeburg National Bank owns approximately 91% of the held to maturity and the available for sale investment portfolios.

Loan portfolio

     The loan portfolio is primarily consumer and small business oriented. At September 30, 1997, the loan portfolio was $86,710,000, compared to $68,829,000 at December 31, 1996, a 25.9% or $17,881,000 increase. The following chart summarizes the loan portfolio at September 30, 1997, and December 31, 1996.

                                               Sep. 30, 1997      Dec. 31, 1996
                                               -------------      -------------
                                                     (dollars in thousands)
Real estate ................................      $51,218            $41,164
Commercial .................................       19,582             16,644
Loans to individuals .......................       15,910             11,021
                                                  =======            =======
Total ......................................      $86,710            $68,829
                                                  =======            =======

     At September 30, 1997, Orangeburg National Bank's loan portfolio totaled $65,963,000 (including loans held for resale) compared to $59,877,000 at December 31, 1996, an increase of $6,086,000 or 10.2%.

     At September 30, 1997, Sumter National Bank's loan portfolio totaled $20,849,000, compared to $8,952,000 at December 31, 1996, an increase of $11,897,000 or 133%.

Past Due and Non-Performing Assets and the Allowance for Loan Losses

     CBI closely monitors past due loans, non-accrual loans and other real estate owned. Below is a summary of past due and non-performing assets at September 30, 1997 and December 31, 1996.

                                               Sept. 30, 1997      Dec. 31, 1996
                                               --------------      -------------
Past due 90 days + accruing loans ..........     $104,000              $ 93,000
Non-accrual loans ..........................     $365,000              $431,000
Impaired loans (included in nonaccrual) ....     $ 12,000              $ 12,000
Other real estate owned ....................     $      -              $      -

     Management considers the past due and non-accrual amounts in September 1997 to be reasonable and manageable in the normal course of business. All loans shown in the above table are attributable to Orangeburg National Bank.

     CBI had no restructured loans during any of the above listed periods.

     CBI's activity with its allowance for loan losses reserve is summarized below.

                                                Sept. 30, 1997     Dec. 31, 1996
                                                --------------     -------------
Allowance at beginning of period ............    $  876,000          $707,000
Provision expense ...........................       258,000           227,000
Net charge-offs .............................       (43,000)          (58,000)
                                                 ==========          ========
Allowance at end of period ..................    $1,091,000          $876,000
                                                 ==========          ========
Allowance as a percent of outstanding loans .          1.26%             1.27%

     At December 31, 1996, the Sumter National Bank allowance for loan losses was $97,000. The bank increased the allowance with a provision expense of $123,000 as it continued to establish its allowance for loan losses. Net charge-offs during the period were $1,000. The allowance at September 30, 1997, was $219,000.

     At December 31, 1996, the Orangeburg National Bank allowance for loan losses was $779,000. The bank increased the allowance with a provision expense of $135,000. Net chargeoffs during the period were $42,000. The allowance at September 30, 1997 was $872,000.

     In reviewing the adequacy of the allowance for loan losses at the end of each period, management considers historical loan loss experience, current economic condition, loans outstanding, trends in non-performing and delinquent loans, and the quality of collateral securing problem loans. After charging off all known losses, management considers the allowance adequate to provide for estimated future losses inherent in the loan portfolio at September 30, 1997.

Deposits

     Deposits were $114,824,000 at September 30, 1997, compared to $89,851,000 at December 31, 1996, an increase of 27.8% or $24,973,000.

     Time deposits greater than $100,000 were $20,484,000 at September 30, 1997, compared to $13,640,000 at December 31, 1996, an increase of 50.2% or $6,844,000.

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

     CBI through its banking subsidiaries has a demonstrated ability to attract deposits from its markets. Deposits have grown from $30 million in 1989 to over $114 million in 1997. This stable, growing base of deposits is the major source of operating liquidity.

     CBI's long term liquidity needs are expected to be primarily affected by the maturing of long term certificates of deposit. At September 30, 1997, CBI had approximately $9.1 million and $1.2 million in certificates of deposit maturing in one to five years and over five years, respectively. CBI's assets maturing or repricing in the same periods were $58.7 million and $11 million, respectively. CBI expects to be able to manage its current balance sheet structure without experiencing any unusual liquidity problems.

     In the opinion of management, CBI's current and projected liquidity position is adequate.

Capital resources

     As summarized in the table below, CBI maintained a strong capital position.

                                             Sept. 30, 1997       Dec. 31, 1996
                                             --------------       -------------
Tier 1 capital to average total assets             11.31%              11.50%
Tier 1 capital to risk weighted assets             14.17%              17.50%
Total capital to risk weighted assets              15.41%              18.70%

The moderate decline in the risk weighted capital ratios is the anticipated effect of the asset growth resulting from the operation of the new bank in Sumter, combined with asset growth of the Orangeburg bank.

          In the opinion of management, the Company's current and projected capital positions are adequate.

Shareholders' equity

     At September 30, 1997 the common stock account totaled $9,055,000, compared to $9,064,000 at December 31, 1996. This $9,000 reduction was for costs associated with the establishment of a dividend reinvestment plan, although no stock was sold by CBI during the period. Ongoing costs of the reinvestment plan will be charged to expense. Total shareholders' equity increased from $12,104,000 at December 31, 1996 to $12,577,000 at September 30, 1997, a 3.9%
increase.

ACCOUNTING AND REPORTING MATTERS

          In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 simplifies the current computation of earnings per share and makes the United States standards for the computation more compatible with international earnings per share standards. The statement requires dual presentation of earnings per share for all entities with complex capital structures. It also replaces the presentation of primary earnings per share with a presentation of basic earnings per share. The Statement is effective for the Company for the year ended December 31, 1997. The Company does not anticipate that adoption of this Statement will have a material effect on its financial statements.

Part II--Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.(from         Description
item 601 of S-B)
(3)                      Articles of Incorporation, as amended.
(10)                     Organizational  Agreement  among  Community Bankshares,
                         Inc. and the Organizers of Florence National Bank, dated as of September 15, 1997.
(27)                     Financial Data Schedule

(b)  Reports on Form 8-K.  None.

Signatures

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: November 10, 1997

COMMUNITY BANKSHARES, INC.

By:  s/  Hugo S. Sims, Jr.,
          Hugo S. Sims, Jr.,
          Chief Executive Officer

By:  s/  William W. Traynham
          William W. Traynham
          President and Chief Financial Officer
          (Principal Accounting Officer)

                                  Exhibit Index

Exhibit No.(from         Description
item 601 of S-B)
(3)                      Articles of Incorporation, as amended.
(10)                     Organizational  Agreement  among  Community Bankshares,
                         Inc. and the Organizers of Florence National Bank, dated as of September 15, 1997.
(27)                     Financial Data Schedule