Form 10KSB
period 1997-12-31
COMMUNITY BANKSHARES INC /SC/
filed 1998-03-30
CIK 894508

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December                 File Number 000-22054
31, 1997

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

         Check whether the issuer (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months(or shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No _.

         Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

          State issuer's revenue for the most recent fiscal year.  $ 10,588,000

         The aggregate market value of the Common Stock held by non-affiliates on March 16, 1998, was approximately $29,649,000. As of March 16, 1998, there were 2,680,426 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Annual Report to the Stockholders for the year ended Dec. 31, 1997 - Part II

--------------------------------------------------------------------------------

                          10-KSB CROSS REFERENCE INDEX
                                    Part I                               Page
    Item 1     Description of Business                                     2
    Item 2     Description of Property                                    13
    Item 3     Legal Proceedings                                          14
    Item 4     Submission of Matters to a Vote of Security Holders        13
                                                     Part II
    Item 5     Market for Common Equity and Related Stockholder           14
               Matters
    Item 6     Management's Discussion and Analysis of Financial          14
               Position and Operations
    Item 7     Financial Statements                                       14
    Item 8     Changes In and Disagreements with Accountants on          None
               Accounting and Financial Disclosure
                                    Part III
    Item 9     Directors and Executive Officers                           14
   Item 10     Executive Compensation                                     15
   Item 11     Security Ownership of Certain Beneficial Owners            18
               and Management
   Item 12     Certain Relationships and Related Transactions             19
                                     Part IV
   Item 13     Exhibits and Reports on  Form 8-K                          20

                                     PART I

          This Annual Report on Form 10-KSB contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995.
Forward-looking statements should be read with the cautionary statements and important factors included in this Form 10-KSB. (See Item 6. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Forward-Looking Statements.) Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs or projections will result or be achieved or accomplished.


Item 1.  Description of Business

Form of organization

          Community Bankshares, Inc. (CBI) is a South Carolina corporation and a bank holding company. CBI commenced operations on July 1, 1993, upon effectiveness of the acquisition of the Orangeburg National Bank as a wholly-owned subsidiary. In June 1996 CBI acquired all the stock of Sumter National Bank, which is also a wholly-owned subsidiary.

          Orangeburg National Bank (the Orangeburg bank) is a national bank, chartered in 1987, operating from two offices located in Orangeburg, South Carolina.

          Sumter National Bank (the Sumter bank) is a national bank, chartered in 1996, operating from one office located in Sumter, South Carolina.

          CBI is the sponsor for a group organizing a new national bank in Florence, South Carolina. Management expects that the new bank will open for operations in mid-1998. Florence National Bank (in organization) will provide commercial banking services very similar in nature to those provided by Orangeburg National Bank and Sumter National Bank. (The organization of Florence National Bank is discussed more fully under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Florence National Bank (in organization)" in the Annual Report to Shareholders for the year ended December 31, 1997. The information under such caption is incorporated herein by reference.)

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

         The Banks offer secured and unsecured, short-to-intermediate term loans, with floating and fixed interest rates for commercial and consumer purposes. Consumer loans include: car loans, home equity improvement loans secured by first and second mortgages, personal expenditure loans, education loans, and the like. Commercial loans include short-term unsecured loans, short and intermediate term real estate mortgage loans, loans secured by listed stocks, loans secured by equipment, inventory, accounts receivable, and the like. The Banks do not and will not discriminate against any applicant for credit on the basis of race, color, creed, sex, age, marital status, familial status, handicap, or derivation of income from public assistance programs.

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

          Most of the other financial institutions in the Orangeburg and Sumter areas are branch offices of large, regional banks. The financial institution with the largest deposit base in Orangeburg County is First National Bank with deposits of $148 million. The following chart illustrates the relative position of the banks and other financial institutions in the marketplace in terms of their deposits as of June 30, 1997, 1996 and 1995.

                   Orangeburg, S. C. Comparative Bank Deposits

                                           June 1997                       June 1996                   June 1995
                                     -----------------------         ---------------------     -----------------------     --------
                                                                                                                           % change
                                                                                                                           from 1995
              Bank                   Deposit $     % market          Deposit $    % market     Deposit $     % market       to 1997
                                                                 (Dollar amounts in millions)

First National                       $    148        30.1%          $ 141           28.9%       $   123        25.7%         20.4%
Bank
First Union                                63        12.8%             68           13.9%            70        14.6%         -9.8%
National Bank
NationsBank                               100        20.3%            104           21.4%           106        22.3%         -6.5%
BB&T                                       90        18.3%             92           18.8%           100        21.0%        -10.4%
Others                                      5         1.0%              5            1.0%             5         1.1%         -5.7%
(estimate)
Orangeburg National Bank                   86        17.5%             78           16.0%            73        15.3%         17.5%
                                     --------       -----           -----          -----        -------       -----         -----
Total deposits                       $    490       100.0%          $ 488          100.0%       $   477       100.0%          2.8%
                                     ========       =====           =====          =====        =======       =====         =====

Source: 1997 Branches of South Carolina, Sheshunoff Information Services and the Federal Deposit Insurance Corp. 1997 Data Book

          The financial institution with the largest deposit base in Sumter County is SAFE (Shaw Air Force Employees) Federal Credit Union with deposits of $202 million. It should be noted, however, the SAFE does not provide deposit information by branches and the total represented herein includes deposits in adjacent counties. The following chart illustrates the relative position of the banks and other financial institutions in the marketplace in terms of their deposits as of June 30, 1997, 1996, and 1995. (As of June 30, 1996, Sumter National Bank had been in business for twenty days.)

                     Sumter, S. C. Comparative Bank Deposits

                                     June 1997                      June 1996                         June 1995
                              ----------------------         ------------------------          ----------------------     % change
                                                                                                                          from 1995
              Bank            Deposit $    % market          Deposit $       % market          Deposit $     % market      to 1997
                                                           (Dollar amounts in millions)

BB&T                                       96        13.2%             96           13.7%            96        14.3%          0.2%
First Union NB                              -         0.0%             23            3.3%            20         3.0%       -100.0%
National Bk of                            171        23.4%            167           23.9%           172        25.6%         -0.2%
SC
NationsBank                                73        10.0%             78           11.2%            70        10.4%          4.0%
Sumter NB                                  22         3.0%              2            0.3%             -         0.0%
First Citizens                             17         2.4%              -            0.0%             -         0.0%
Bank and Trust
Wachovia Bk                               147        20.1%            139           19.9%           131        19.6%         12.0%
of SC
SAFE FCU                                  202        27.7%            192           27.4%           179        26.7%         12.8%
Sumter City CU (estimate)                   2         0.3%              2            0.3%             2         0.3%         -9.1%
                                     --------       -----           -----          -----           ----       -----          ----
Total deposits                       $    730       100.0%          $ 699          100.0%          $670       100.0%          9.0%
                                     ========       =====           =====          =====           ====       =====          ====

Source: 1997 Branches of South Carolina, Sheshunoff Information Services and the Federal Deposit Insurance Corp. 1997 Data Book

          CBI expects to open its Florence bank by mid-year 1988, pending various regulatory approvals. The following table shows the growth and change in bank deposits in Florence County, South Carolina, over the five year period from 1991 to 1996.

               NAME                                            DEPOSITS AT              % OF          DEPOSITS AT          % OF
                                                                 6/30/96               MARKET           6/30/91           MARKET
                                                                 -------               ------           -------           ------

Wachovia Bank, NA ..................................            $  240,470              20.14         $  220,706           21.59
Branch Banking & Trust .............................               164,214              13.75            122,534           11.99
Company of SC
Peoples FS&LA of SC ................................               127,275              10.66            126,277           12.35
First Union National Bank ..........................               118,730               9.94             80,336            7.86
NationsBank NA .....................................                91,752               7.68            122,567           12.00
Pee Dee State Bank .................................                83,872               7.02             57,305            5.61
National Bank of SC ................................                73,602               6.16             46,584            4.56
Citizens Bank ......................................                58,293               4.88             50,250            4.92
Investors Savings Bank of SC .......................                50,040               4.19             37,639            3.68
Other (17+ institutions) ...........................               185,681              15.58            157,853           15.44
                                                                ----------             ------         ----------          ------
Total ..............................................            $1,193,929             100.00         $1,022,051          100.00
                                                                ==========             ======         ==========          ======

*amounts in millions
Source:  Sheshunoff - The Branches of South Carolina, 1997

         Overall deposits in the county have increased by approximately $172 million, or 16.8%, over the five year period. In the last year Pee Dee State
Bank and Investors Savings Bank have both been acquired by larger financial institutions. Management is optimistic that the Florence community will be extremely receptive to a locally managed community bank.

Dependence on Major Customers

          The Banks do not consider themselves dependent on any single customer or small group of customers, either in the deposit or lending areas.


Effect of Government Regulation

          Bank holding companies and banks are extensively regulated under federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of CBI and the Banks.

Regulation of Bank Holding Companies

          General

          As a bank holding company registered under the Bank Holding Company Act ("BHCA"), CBI is subject to the regulations of the Federal Reserve. Under the BHCA, CBI's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits CBI from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve.

          Additionally, the BHCA prohibits CBI from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto.

          CBI is also registered under the bank holding company laws of South Carolina. Accordingly, CBI is subject to regulation and supervision by the State Board. A registered South Carolina bank holding company must provide the State Board with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The State Board also may require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued thereunder by the State Board have been complied with, and the State Board may examine any bank holding company and its subsidiaries.

          Under the South Carolina Bank Holding Company Act (the "SCBHCA"), it is unlawful without the prior approval of the State Board for any South Carolina bank holding company (i) to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank or any other bank holding company,
(ii) to acquire all or substantially all of the assets of a bank or any other bank holding company, or (iii) to merge or consolidate with any other bank holding company.

          Obligations of Holding Company to its Subsidiary Banks

          Under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("1991 Banking Law"), to avoid receivership of its insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become "undercapitalized" with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution's total assets at the time the institution became undercapitalized, or (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. Under the BHCA, the Federal Reserve has the authority to require a bank holding company to terminate any activity or to relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the Bank holding company.

          In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

          Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

          Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the Bank's shareholders', pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder after three months notice, to sell the stock of such shareholder to make good the deficiency.

Capital Adequacy Guidelines for Bank Holding Companies and National Banks

          The Federal Reserve has adopted capital adequacy guidelines for holding companies and banks that are members of the Federal Reserve System subject to its regulation. For bank holding companies with less than $150 million in consolidated assets, such as CBI, the guidelines are applied on a bank-only basis.

          Under the guidelines, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is required to be "Tier 1 capital," principally consisting of common shareholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items. The remainder ("Tier 2 capital") may consist of a limited amount of subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock, and a limited amount of the general loan loss allowance. In addition to the risk-based capital guidelines, the Federal Reserve has adopted a minimum level for the ratio of Tier 1 capital to average total assets (the "Tier 1 Leverage Ratio"), under which a bank holding company must maintain a minimum level of Tier 1 capital to average total consolidated assets of at least 3% in the case of a bank holding company which has the highest regulatory examination rating and is not contemplating significant growth or expansion. All other bank holding companies are expected to maintain a Tier 1 Leverage Ratio of at least 1% to 2% above the stated minimum. The Federal Reserve's guidelines also require bank holding companies to maintain minimum ratios of primary capital to total assets and total capital to total assets of 5.5% and 6.0 percent, respectively. Primary capital is defined as common stock, perpetual preferred stock, surplus, undivided profits, contingency and other capital reserves, mandatory convertible debt, allowance for possible loan and lease losses, minority interests in equity of consolidated subsidiaries and perpetual debt instruments, all subject to various limitations.

          The table below summarizes CBI's capital position at December 31, 1997 and 1996.

                                                                  December 31, 1997                   December 31, 1996
                                                                  -----------------                   -----------------

          Tier 1 capital to average total assets                           9.6%                           11.5%
          Tier 1 capital to risk weighted assets                          14.1%                           17.5%
          Total capital to risk weighted assets                           15.3%                           18.7%

          Orangeburg National Bank and Sumter National Bank are, and Florence National Bank will be, subject to similar capital requirements adopted by the OCC. At December 31, 1997, Orangeburg National Bank had a Tier 1 Leverage Ratio of 8.2% and Sumter National Bank had a Tier 1 Leverage Ratio of 9.9%.

          Failure to meet capital guidelines could subject the Banks to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and a prohibition on the taking of brokered deposits.

          Bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. However, the management of CBI is unable to predict whether and when higher capital requirements would be imposed and, if so, at what levels and on what schedule.

          Recent Regulations and Proposals Relating to Capital Adequacy

          The 1991 Banking Law required each federal banking agency, including the Federal Reserve, to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of non-traditional activities, as well as reflect the actual performance and expected risk of loss on multi-family mortgages. The Federal Reserve, the FDIC and the OCC have issued a joint rule amending the capital standards to specify that the banking agencies will include in their evaluations of a bank's capital adequacy an assessment of the exposure to declines in the economic value of the bank's capital due to changes in interest rates. The agencies have also issued a joint policy statement that provides bankers guidance on sound practices for managing interest rate risk. The policy statement identifies the key elements of sound interest rate risk management and describes prudent principles and practices for each element, emphasizing the importance of adequate oversight by a bank's board of directors and senior management and of a comprehensive risk management process. The policy statement also outlines the critical factors that will affect the agencies' evaluation of a bank's interest rate risk when making a determination of capital adequacy. In adopting the policy statement, the agencies have asserted their intention to continue to place significant emphasis on the level of a bank's interest rate risk exposure and the quality of its risk management process when evaluating a bank's capital adequacy.

          The Federal Reserve, the FDIC, the OCC and the Office of Thrift Supervision (the "OTS") have also issued joint rules amending the risk-based capital guidelines to take into account concentration of credit risk and the risk of non-traditional activities, and to incorporate a measure for exposure to market risk. The rule relating to concentration of credit risk and risk of non-traditional activities amends each agency's risk-based-capital standards by explicitly identifying concentration of credit risk and the risk arising from activities that have not customarily been part of the banking business but have been conducted as a result of developing technology and changes in financial markets, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The rule relating to market risk amends each agency's risk-based-capital standards to incorporate measures for market risk to cover all positions located in a banking institution's trading account, foreign exchange and commodity positions. The effect of the market risk rules is that any bank or bank holding company regulated by the Federal Reserve, the FDIC, the OCC or the OTS that has significant exposure to market risk must measure that risk using its own internal value-at-risk model and also hold a commensurate amount of capital. "Market risk" means the risk of loss resulting from movements in market prices. "Value-at-risk" is an estimate of potential changes in portfolio value based on a statistical confidence interval of changes in market prices that occur during some time intervals. The effective date of the market risk rules is January 1, 1997, and compliance with the rules was mandatory January 1, 1998.

          CBI is still assessing the impact these rules and proposed policy statement would have on the capital requirements of the Banks or CBI, but does not expect the impact to be material.

Payment of Dividends

          CBI is a legal entity separate and distinct from the Banks. Most of the revenues of CBI are expected to result from dividends paid to CBI by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by CBI to its shareholders.

          Each national banking association is required by federal law to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared by the board of directors of such bank in any year will exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, national banks can only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation). In 1990, the OCC issued a regulation that redefines certain of the terms and methods of calculation used in these two dividend restrictions. The rule, among other things, changed the methodology of calculating net profits to be more consistent with GAAP with the result that provisions for possible credit losses cannot be added back to net income and charge-offs cannot be deducted from net income in calculating the level of net profits available for the payment of dividends. The regulation has not thus far had a material effect on the ability of Orangeburg National Bank to pay dividends to CBI.

          The payment of dividends by CBI and the Banks may also be affected or limited by other factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the Banks, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The OCC has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve, the OCC and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Certain Transactions by CBI with its Affiliates

          There are various legal restrictions on the extent to which bank holding companies and their nonbank subsidiaries can borrow or otherwise obtain credit from their bank subsidiaries. An insured bank and its subsidiaries are limited in engaging in "covered transactions" with their nonbank affiliates to the following amounts: (i) in the case of any such affiliate, the aggregate amount of covered transactions of the insured bank and its subsidiaries will not exceed 10% of the capital stock and surplus of the insured bank, and (ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured bank and its subsidiaries will not exceed 20% of the capital stock and surplus of the bank. "Covered transactions" are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

FDIC Insurance Assessments

          Because Orangeburg National Bank's and Sumter National Bank's deposits are, and Florence National Bank's deposits will be, insured by the BIF, the Banks are subject to insurance assessments imposed by the FDIC. Under current law, the insurance assessment to be paid by BIF-insured institutions is as specified in a schedule issued by the FDIC that specifies, at semiannual intervals, target reserve ratios designated to maintain the FDIC insurance funds' reserve ratios to 1.25% of estimated insured deposits (or such higher ratio as the FDIC may determine in accordance with the statute). Further, the FDIC is authorized to impose one or more special assessments in any amount deemed necessary to enable repayment of amounts borrowed by the FDIC from the United States Department of the Treasury ("Treasury Department"). The FDIC has implemented a risk-based assessment schedule, imposing assessments ranging from 0.00% to 0.27% of an institution's average assessment base. The actual assessment to be paid by each BIF member is based on the institution's assessment risk classification, which is determined based on whether the institution is considered "well capitalized," "adequately capitalized" or "undercapitalized," as such terms have been defined in applicable federal regulations adopted to implement the prompt corrective action provisions of the 1991 Banking Law (see "---Other Safety and Soundness Regulations"), and whether such institution is considered by its supervisory agency to be financially sound or to have supervisory concerns.

          The FDIC may increase or decrease the assessment rates semiannually up to a maximum increase or decrease of 5 basis points, as deemed necessary to maintain the BIF reserve ratio at $1.25 per $100 of insured deposits.

          The Deposit Insurance Funds Act of 1996 (the "Funds Act") authorized the FICO to levy assessments on BIF- and SAIF-assessable deposits, and stipulated that the BIF rate must equal one-fifth the SAIF rate through year-end 1999, or until the insurance funds are merged, whichever occurs first. Thereafter, BIF and SAIF payers will be assessed pro rata for FICO. The FICO assessment is based on deposit balances and will be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Regulation of the Banks

          Orangeburg National Bank and Sumter National Bank are, and Florence National Bank will be, also subject to examination by the OCC bank examiners. In addition, Orangeburg National Bank and Sumter National Bank are, and Florence National Bank will be, subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and laws relating to branch banking. Orangeburg National Bank's and Sumter National Bank's loan operations also are, and Florence National Bank's loan operations will be, subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of Orangeburg National Bank and Sumter National Bank also are, and the deposit operations of Florence National Bank will be, subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

          Orangeburg National Bank and Sumter National Bank are also, and Florence National Bank will be, subject to the requirements of the Community Reinvestment Act (the "CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.

          Subject to certain exceptions, the OCC assesses the CRA performance of a bank by applying lending, investment and service tests. The lending test evaluates a bank's record of helping to meet the credit needs of its assessment area through its lending activities by considering a bank's home mortgage, small business, small farm, community development, and consumer lending. The investment test evaluates a bank's record of helping to meet the credit needs of its assessment area through qualified investments that benefit its assessment area or a broader statewide or regional area that includes the bank's assessment area. The service test evaluates a bank's record of helping to meet the credit needs of its assessment area by analyzing both the availability and effectiveness of a bank's systems for delivering retail banking services and the extent and innovativeness of its community development services. The OCC assigns a rating to a bank of "outstanding," satisfactory," "needs to improve," or "substantial noncompliance" based on the bank's performance under the lending, investment and service tests. To evaluate compliance with the tests, subject to certain exceptions, banks will be required to collect and report to the OCC extensive demographic and loan data.

          For banks with total assets of less than $250 million that are affiliates of a holding company with banking and thrift assets of less than $1 billion, such as the Banks and CBI, the OCC evaluates the bank's record of helping to meet the credit needs of its assessment area pursuant to the following criteria: (1) the bank's loan-to-deposit ratio, adjusted for seasonal variation and, as appropriate, other lending-related activities, such as loan originations for sale to the secondary markets, community development loans, or qualified investments; (2) the percentage of loans and, as appropriate, other lending-related activities located in the bank's assessment area; (3) the bank's record of lending to and, as appropriate, engaging in other lending-related activities for borrowers of different income levels and businesses and farms of different sizes; (4) the geographic distribution of the bank's loans; and (5) the bank's record of taking action, if warranted, in response to written complaints about its performance in helping to meet credit needs in its assessment area. Small banks may also elect to be assessed under the generally applicable standards of the rule, but to do so a small bank must collect and report extensive data.

          A bank may also submit a strategic plan to the OCC and be evaluated on its performance under the plan.

Other Safety and Soundness Regulations

          Prompt Corrective Action. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institutions in question are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under uniform regulations defining such capital levels issued by each of the federal banking agencies, a bank is considered "well capitalized" if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" bank is defined as one that has (i) a total risk-based capital ratio of 8% or greater, (ii) a Tier 1 risk-based capital ratio of 4% or greater and (iii) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank that has a composite CAMEL rating of 1 and is not experiencing or anticipating significant growth). A bank is considered (A) "undercapitalized" if it has (i) a total risk-based capital ratio of less than 8%, or (ii) a Tier 2 risk-based capital ratio of less that 4%, and (iii) a leverage ratio of less than 4% (or 3% in the case of a bank that has a composite CAMEL rating of 1 and is not experiencing or anticipating significant growth); (B) "significantly undercapitalized" if the bank has (i) a total risk-based capital ratio of less than 6%, or (ii) a Tier 1 risk-based capital ratio of less than 3%; or (iii) a leverage ratio of less than 3%; and (C) "critically undercapitalized" if the bank has a ratio of tangible equity to total assets equal to or less than 2%.

          A bank that is "undercapitalized" becomes subject to provisions of the FDIA restricting payment of capital distributions and management fees; requiring OCC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the OCC move promptly to take over banks that are unwilling or unable to take such steps.

          Brokered Deposits. Under current FDIC regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates), while "undercapitalized" banks may not accept brokered deposits. The regulations provide that the definitions of "well capitalized", "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of the 1991 Banking Law (described in the previous paragraph).

          Operational and Managerial Standards. The federal banking agencies have issued Interagency Guidelines Establishing Standards for Safety and Soundness, which set forth general operational and managerial standards in the areas of internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. The Guidelines also prohibit payment of excessive compensation as an unsafe and unsound practice. Compensation is defined as excessive if it is unreasonable or disproportionate to the services actually performed. The Guidelines contemplate that each federal agency will determine compliance with these standards through the examination process, and if necessary to correct weaknesses, require an institution to file a written safety and soundness compliance plan

Interstate Banking

          In July 1994, South Carolina enacted legislation which effectively provides that, after June 30, 1996, out-of-state bank holding companies (including bank holding companies in the Southern Region, as defined under the statute) may acquire other banks or bank holding companies having offices in South Carolina upon the approval of the South Carolina State Board of Financial Institutions and assuming compliance with certain other conditions, including that the effect of the transaction not lessen competition and that the laws of the state in which the out-of-state bank holding company filing the applications has its principal place of business permit South Carolina bank holding companies to acquire banks and bank holding companies in that state. Although such legislation has increased takeover activity in South Carolina, CBI does not believe that such legislation has had, or will have a material impact on its competitive position. However, no assurance of such fact may be given.

          The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 has increased the ability of bank holding companies and banks to operate across state lines. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the former restrictions on interstate acquisitions of banks by bank holding companies have been repealed such that CBI and any other bank holding company located in South Carolina would be able to acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank. CBI believes that this legislation will result in additional acquisitions of South Carolina financial institutions by out-of-state financial institutions. However, CBI does not presently anticipate that such legislation will have a material impact on its operations or future plans.

Legislative Proposals

          The Treasury Department has issued a proposal to consolidate the federal bank regulatory agencies. Under this proposal, most of the supervisory and regulatory oversight authority of the FDIC, the OCC, the OTS and the Federal Reserve would be transferred to a new independent federal banking agency. The FDIC would continue to have oversight over the deposit insurance funds and the Federal Reserve would continue to carry out monetary and fiscal policy, discount window operations and payments system functions. The Treasury Department is expected to seek to introduce a bill in Congress providing for such consolidation in the near future. However, the plan already is opposed by the Federal Reserve, which has proposed a competing consolidation plan that would preserve its regulatory oversight authority. Due to the preliminary nature of the proposal and opposition by industry groups and others, CBI cannot determine at this time the effect of any regulatory consolidation.

          Other proposed legislation which could significantly affect the business of banking has been introduced or may be introduced in Congress from time to time. CBI cannot predict the future course of such legislative proposals or their impact on CBI should they be adopted.

Fiscal and Monetary Policy

          Banking is a business which depends to a large extent on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of CBI are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements on deposits. The nature and timing of any changes in such policies and their impact on CBI cannot be predicted.

Employees

          At December 31, 1997, the Corporation employed 55 full time equivalent employees and 5 part-time employees. Management believes that its employee relations are excellent.

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

          The Corporation is leasing approximately 1.7 acres of land located at 2009 Hoffmeyer Road in Florence, South Carolina. This land will be the site of the main office for Florence National Bank. The discussion of the lease in Note 17 to the consolidated financial statements set forth in Exhibit 13 to this report is incorporated by reference herein. The Corporation is building a one story building of approximately 7,500 share feet on the Hoffmeyer Road site, which it estimates will cost $659,000.

Item 3.  Legal Proceedings

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted for a vote of the security holders during the fourth quarter of 1997.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

          The information set forth under the caption "Market for the Corporation's Common Stock and Related Security Holder Matters" in the Annual Report to Shareholders for the year ended December 31, 1997 (the "1997 Annual Report") is incorporated herein by reference.

          The Corporation sold 8,200 restricted common shares to the original organizers of Florence National Bank (in organization) pursuant to an agreement between CBI and such organizers during the period covered by this report. There were no underwriters involved in this transaction. The restricted shares generated a total offering price of $100,450. Issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

Item 6.  Management's Discussion and Analysis or Plan of Operation

          The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report is incorporated herein by reference.

Item 7.  Financial Statements

          The information set forth under the caption "Consolidated Financial Statements" in the 1997 Annual Report is incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          There were no disagreements with or changes in accountants.

                                                       PART III

Item 9. Directors' Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

       The table below sets forth the age, business experience for the past five years, and term in office for each of the directors and executive officers of the Company. Each of the directors of the Company, except Messrs. Bynum, Leventis and Nock, is also a director of Orangeburg National Bank. Messrs. Bynum, Leventis and Nock are also directors of Sumter National Bank.

                                   Director               Business experience
Name, Address (and age)             Since                 during the past 5 years
-----------------------            --------               -----------------------

                  Current directors whose terms expire in 1998

Anna O. Dantzler (58)                 1994*               Retired since 1989; former customer service
Orangeburg, S.C.                                          representative for Orangeburg National Bank

William H. Nock (52)                  1996                President and Chief Executive Officer, Sumter
Sumter, S.C.                                              National  Bank  since  June  1996;   Senior  Vice  President,
                                                          Finance,   Carolina  First  Bank,   April  1995  -July  1995;
                                                          President   and  Chief   Executive   Officer,   Aiken  County
                                                          National Bank, 1992 - April 1995

Samuel F. Reid, Jr. (48)              1994*               Attorney, Horger, Barnwell & Reid
Orangeburg, S.C.

William W. Traynham (42)              1992*               President of the Company
Orangeburg, S.C.




                  Current Directors Whose Terms Expire in 2000

E. J. Ayers, Jr. (65)                 1987*               President, C. M. Dukes Oil Co., oil distributor
Orangeburg, S.C.                                          and auto parts supplier; farmer

Alvis J. Bynum (60)                   1996                President, Cities Supply Co., waterwork supplies
Sumter, S.C.                                              distributor

Hugo S. Sims, Jr. (76)                1987*               Chairman of the Board of Directors and Chief
Orangeburg, S.C                                           Executive Officer of the Company

J. Otto Warren, Jr. (70)              1987*               President, Warren and Griffin Lumber Co., Inc.
Orangeburg, S.C.                                          and Home Builder's Supply Co., Inc., builders'
                                                          supply and lumber manufacturer

                  Current Directors Whose Terms Expire in 1999

Martha Rose C. Carson (62)            1987*               President, Marty Rae, Inc., apparel and
Orangeburg, S.C.                                          furniture retailers

J. M. Guthrie (70)                    1987*               President,  Superior Motors, Inc., car dealership;  Orangeburg, S.C.
                                                          Chairman of the Board of Directors of Orangeburg
                                                          National Bank since March 1998.

Phil P. Leventis (51)                 1996                President and Chief Executive Officer, Dixie
Sumter, S.C.                                              Beverage  Company,  wholesale  beer  distributor;  member  of the South  Carolina  State  Senate;  Chairman of the Board of
                                                          Directors of Sumter National Bank since June 1996

Michael A. Wolfe (40)                 1992*               President of Orangeburg National Bank; Chief
Orangeburg, S.C.                                          Executive  Officer  of  Orangeburg  National  Bank since June
                                                          1996

Russell S. Wolfe, II (79)             1987*               Secretary, Lenaire F. Wolfe Co., heating and air
Orangeburg, S.C.                                          conditioning; former Chairman of the Board of
                                                          Directors of Orangeburg National Bank

--------------------
* Includes service as Director of Orangeburg National Bank prior to formation of the Company in 1992.

          There are no family relationships among any of the directors and executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

          As required by Section 16(a) of the Securities Exchange Act of 1934, the Company's directors, its executive officers and certain individuals are required to report periodically their ownership of the Company's Common Stock and any changes in ownership to the Securities and Exchange Commission. Based on a review of Forms 3, 4 and 5 and written representations made to the Company, it appears that all such reports for these persons were filed in a timely fashion during 1997.

Item 10.  Executive Compensation

          The following table summarizes for the years ended December 31, 1997, 1996 and 1995 the executive compensation paid to the Chairman and Chief Executive Officer of the Company and to executive officers of the Company or its subsidiaries that received compensation greater than $100,000 in 1997.


                                               Summary Compensation Table

                                                                       Long-Term
                                               Annual                Compensation
                                            Compensation                 Awards
                                                                   Number of Securities
                                                                        Underlying               All Other
                                           Year        Salary           Options               Compensation(2)
                                           ----        ------           -------               ---------------
Hugo S. Sims, Jr.                          1997       $55,587             8,000                    $ 5,003
          Chairman and Chief               1996        40,939                -                           -
          Executive Officer of             1995        33,939                -                           -
          the Company(1)

William W. Traynham                        1997      $113,632             8,000                     10,227
          President of the                 1996       104,014                -                       9,361
          Company                          1995        93,856                -                       8,447

Michael A. Wolfe                           1997      $111,948             8,000                     10,075
          President of                     1996       104,583                -                       9,412
          Orangeburg National              1995        93,856                -                       8,447
          Bank

William H. Nock                            1997      $101,644             8,000                      3,049
          President of Sumter              1996        96.154                -                           -
          National Bank                    1995        37,542                -                           -

------------------

(1) Mr. Sims was appointed Chief Executive Officer in March 1992. He functions in this capacity on a part time basis.
(2) This column is comprised of Company contributions to the 401(k) Plan to the executive officers named in the table in each of 1997, 1996 and 1995.

          The Company does not have employment contracts with any of its executive officers. The Company does not presently pay bonuses to its executive officers and offers no perquisites to its executive officers that are not available to all employees.

          The following table sets forth information about stock options held at December 31, 1997 by the executive officers listed in the Summary Compensation Table.

                           Aggregated Option Exercises in 1997 and 1997 Year End Option Values

                                                                Number of Securities              Value of Unexercised
                                                               Underlying Unexercised                 In-the-Money
                        Shares Acquired     Value                 Options 12/31/97                  Options 12/31/97
Name                      on Exercise     Realized         Exercisable    Unexercisable     Exercisable*      Unexercisable
----                      -----------     --------         -----------    -------------     ------------      -------------
William W. Traynham            -              -                 20,000           8,000          $197,000            $46,000
Michael A. Wolfe               -              -                 20,000           8,000          $197,000            $46,000
Hugo S. Sims                   -              -                      0           8,000                $0            $46,000
William H. Nock                -              -                      0           8,000                $0            $46,000

*The fair value of the stock has been estimated at $13.75 per share, which was the closing price of the stock on December 31, 1997. The exercise price of the options is $3.90 per share and they expire in 2000.

                                           Option Grants in Last Fiscal Year
---------------------------------------------------------------------------------------
Individual Grants
---------------------------------------------------------------------------------------
                                                                                              -----------------------------------
                        Number of        % of Total                                           Potential   Realizable   Value  at
                        Securities       Options                                              Assumed   Annual  Rates  of  Stock
                        Underlying       Granted to      Exercise                             Price Appreciation for 10-Year
                        Options          Employees       Price           Expiration                        Option Term(2)
Name                    Granted(1)       in 1997         (per share)     Date                 -----------------------------------
-------------------     ---------------  --------------  --------------- ---------------             5%                10%
                                                                                              -----------------------------------
Hugo S. Sims, Jr.          8,000             100%         $8.00           4-21-07                   $40,249           $102,000
William W. Traynham        8,000             100%         $8.00           4-21-07                    40,249            102,000
Michael A. Wolfe           8,000             100%         $8.00           4-21-07                    40,249            102,000
William H. Nock            8,000             100%         $8.00           4-21-07                    40,249            102,000
--------------------

(1)  These options were granted on 4-21-97 and become exercisable on 4-21-98.
(2) The amounts in these columns are the result of calculations based on the assumption that the market price of the Common Stock will appreciate in value from the date of grant to the end of the one-year option term at rates of 5% and 10% per year. The 5% and 10% annual appreciation assumptions are required by the Securities and Exchange Commission; they are not intended to forecast possible future appreciation, if any, of the Company's stock price.

Director Compensation

     The Company pays directors who are not employees of the Company or its subsidiaries $200 per month for service as directors. In addition, Orangeburg National Bank pays monthly fees of $600 to its non-employee directors. Sumter National Bank did not pay director fees in 1997. Director fees paid by the Company in 1997 totaled $21,600 and director fees paid by Orangeburg National Bank in 1997 totaled $50,400.

Employee Benefit Plans

     401(K) Plan

     Effective January 1, 1990, Orangeburg National Bank established a defined contribution plan pursuant to Internal Revenue Code Section 401(k). The Plan was assumed by the Company upon acquisition of Orangeburg National Bank. All employees who have completed 500 hours of service during a six-month period and have attained age 18 will participate as of the January 1 or July 1 closest to the date on which the employee meets the eligibility requirements.

     A participant may elect to make tax deferred contributions up to a maximum of 12% of eligible compensation. The Company will make a matching contribution on behalf of each participant in the amount of 100% of the deferral, not exceeding 3% of the participant's compensation. The Company may also make elective contributions determined at the discretion of the Board of Directors. The Company's contributions for the years ended December 31, 1997 and 1996, were $122,000 and $90,000, respectively.

1997 Employee Stock Option Plan

      At the 1997 Annual Meeting of Shareholders, the shareholders approved the 1997 Employee Stock Option Plan, which reserved 106,000 shares of Common Stock for issuance pursuant to the exercise of options granted pursuant to the plan. Of the 106,000 shares reserved for issuance under the plan, 30,000 shares were reserved for issuance pursuant to exercise of non-qualified stock options and the remainder were reserved for issuance upon the exercise of "incentive stock options" within the meaning of the Internal Revenue Code. Options may be granted pursuant to the plan to persons who are employees of the Company or any subsidiary (including officers and directors who are employees) at the time of grant. All incentive stock options must have an exercise price not less than the fair market value of the Common Stock at the date grant, as determined by the Board of Directors. Non-qualified options will have such exercise prices as may be determined by the Board of Directors at the time of grant, and such exercise prices may be less than fair market value. The Board of Directors may set other terms for the exercise of the options but may not grant to any one holder more than $100,000 of incentive stock options (based on the fair market value of the optioned shares on the date of the grant of the option) which first become exercisable in any calendar year. The Board of Directors also selects the employees to receive grants under the plan and determines the number of shares covered by options granted under the plan. No options may be exercised after ten years from the date of grant, options may not be transferred except by will or the laws of descent and distribution, and options may be exercised only while the optionee is an employee of the Company, within three months after the date of termination of employment, or within twelve months of death or disability. The plan will terminate on March 16, 2007, and no options will be granted thereunder after that date.

          In April 1997 75,800 incentive stock options were granted to employees of the Corporation at the then current market price of $8.00. These options may not be exercised before April 1998, and they expire in April 2007.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth, as of March 1, 1998, the number and percentage of outstanding shares beneficially owned by (i) each person known by the Company to own more than 5% of the outstanding Common Stock, (ii) each director and director nominee of the Company, (iii) each person named in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group.




                                                          Number of      % of
                                                            Shares      Common
Name and Address         Position in the Company        Beneficially     Stock
of 5% Shareholders           and the Banks*                 Owned      Ownership
------------------           --------------             ------------   ---------
E. J. Ayers, Jr.          Director CBI and ONB             77,600(1)      2.8%
Alvis J. Bynum            Director CBI and SNB             30,157(2)      1.1%
Martha Rose C. Carson     Director CBI and ONB             55,400         2.0%
Anna O. Dantzler          Director CBI and ONB             85,000         3.1%
J. M. Guthrie               Director CBI and              126,164(3)      4.6%
                              Chairman ONB,
                          Chairman of Executive
                            Committee of CBI
Phil P. Leventis          Director CBI and SNB,            35,098(4)      1.3%
                             Chairman of SNB
William H. Nock           Director CBI and SNB,            47,740(5)      1.7%
                         Chief Executive Officer
                          and President of SNB
Samuel F. Reid, Jr.       Director CBI and ONB             41,384(6)      1.5%
Hugo S. Sims, Jr.         Director CBI and ONB,           188,000(7)      6.8%
1158 Moore Road              Chairman, Chief
Orangeburg, S.C. 29118          Executive
                             Officer of CBI
William W. Traynham       Director CBI and ONB,            48,498(8)      1.8%
                            President of CBI
J. Otto Warren, Jr.       Director CBI and ONB,           140,899(9)      5.1%
502 Sellers Ave., SE      Vice Chairman of CBI
Orangeburg, S.C. 29115
Michael A. Wolfe          Director CBI and ONB,           46,928(10)      1.7%
                         Chief Executive Officer
                          and President of ONB
Russell S. Wolfe, II      Director CBI and ONB            59,460(11)      2.2%
All executive officers
and directors as a group
(13 persons)                                              982,328         35.7%
------------------------------------
*CBI - the Company; ONB - Orangeburg National Bank; SNB - Sumter National
Bank

(1) Includes 1,200 shares owned by Nancy R. Ayers, Mr. Ayers' wife; 2,600 shares owned by an IRA for the benefit of Nancy R. Ayers; and 2,600 shares held by Mr. Ayers in an IRA.
(2) Includes 5,504 shares owned by Marjorie F. Bynum, Mr. Bynum's wife; and 9,000 shares held by Mr. Bynum as trustee for his grandnephews.
(3)  Includes 451 shares owned by Lou D. Guthrie, Mr. Guthrie's wife.
(4) Includes 2,700 shares held by Ellen L. Leventis, Mr. Leventis' wife; 20,000 shares owned by the Dixie Beverage Co. of Sumter Profit Sharing Plan; and 10,000 shares owned by LPT Enterprises, a limited partnership.
(5) Includes 1,218 shares owned by the Nock Family Trust; 263 shares owned by an IRA for the benefit of Linda H. Nock, Mr. Nock's wife; 35,519 shares held by J. C. Bradford & Co., for benefit of Mr. Nock; 2,537 shares held by Alex Brown & Son; and 8,000 shares subject to qualified stock options that become exercisable in April 1998.
(6) Includes 13,384 shares held by Mr. Reid as trustee for his minor children; and 16,000 shares owned by Rosa G. Reid, Mr. Reid's wife.
(7) Includes 50,000 shares owned by Virginia B. Sims, Mr. Sims' wife; and 8,000 shares subject to qualified stock options that become exercisable in April 1998.
(8) Includes 18,471 shares owned jointly with Margaret S. Traynham, Mr. Traynham's wife; 1,826 shares owned jointly with minor children; 20,000 shares subject to currently exercisable nonqualified stock options; and 8,000 shares subject to qualified stock options that become exercisable in April 1998.
(9)  Includes 41,091 shares owned by Mildred J. Warren, Mr. Warren's wife.
(10) Includes 1,928 shares owned by Joye McGrady Wolfe as custodian for minor children; 20,000 shares subject to currently exercisable nonqualified stock options; and 8,000 shares subject to qualified stock options that become exercisable in April 1998.
(11) Includes 5,075 shares owned by Mary F. Wolfe, Mr. Wolfe's wife.

Item 12.  Certain Relationships and Related Transactions

     Orangeburg National Bank and Sumter National Bank have loan and deposit relationships with some of the directors of the Company and with companies with which the directors are associated as well as members of the immediate families of the directors ("Affiliated Persons"). (The term `members of the immediate families' for purposes of this paragraph includes each person's spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law, and brothers and sisters-in-law.) The total loans outstanding to these parties at December 31, 1997, were $2,959,000. Loans to Affiliated Persons were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not, at the time they were made involve more than the normal risk of collectibility or present other unfavorable features.

     The law firm of Horger, Barnwell and Reid, in which Samuel F. Reid, a director of the Company, is a partner, provided legal services to the Company in 1997, and such firm is continuing to provide legal services to the Company in 1998.

     In 1997, Martha Rose C. Carson, a director of the Company provided interior decorating services to Sumter National Bank and Orangeburg National Bank. The fees for such services totaled $30,609. In the opinion of the Company, these fees were reasonable in relation to the services provided.

     During the year ended December 31, 1997, Orangeburg National Bank had outstanding a loan to Edisto Aquatic, a partnership in which two of the five partners are sons of Hugo S. Sims, Jr., Chairman of the Board and Chief Executive Officer of the Company. The original principal amount of the loan was $349,951 at a floating interest rate equal to prime. The loan was made in June 1990 and was initially unsecured, but was subsequently secured with several pieces of real estate. The loan matured in 1993 and was renewed until October 1996. In January 1995, this loan was placed on nonaccrual status and has been turned over to attorneys for collection. In June 1997 this loan was paid off and all accrued interest was also paid. The balance of the loan at December 31, 1997, was $0. The bank did not incur any loss on this loan.

Item 13. Exhibits and Reports on Form 8-K

(a)       Exhibits

Exhibit           Description
No.(from item
601 of
Regulation
S-B)
      3.1         Articles  of  Incorporation,   as  amended   (incorporated  by
                  reference to exhibits  filed in the  Registrant's  Form 10-QSB for the quarter ended September 30, 1997).
      3.2         Bylaws,   as  amended   (incorporated   by  reference  to
                  exhibits   filed   in   the   Registrant's    Form   S-4,
                  Commission File No. 33-55314).
       4          Stock certificate  (incorporated by reference to exhibits
                  filed  in  the  Registrant's  Registration  Statement  on
                  Form S-2, Commission File No. 33-96746).
      10.1        Form of Unqualified  Stock Options  (incorporated by reference to  Registrant's  Form 10-KSB for the year ended  December 31,
                  1996).
      10.2        Organizational   Agreement   among  the   Registrant  and  the
                  Organizers of Florence  National  Bank,  dated as of September
                  15, 1997  (incorporated  by  reference  to  Registrant's  Form
                  10-QSB for the quarter ended September 30, 1997).
      10.3        1997 Stock Option Plan (incorporated by reference to Exhibit A of Registrant's Schedule 14A filed in connection with its 1997
                  Annual Meeting of Shareholders).
       13         Portions  of the Annual  Report to  Shareholders  for the
                  Year Ended December 31, 1997
       21         Subsidiaries of the registrant  (incorporated  by reference to exhibits filed in the Registrant's  Registration  Statement on
                  Form S-2, Commission File
                  No. 333-46111).
       23         Consent of J. W. Hunt and Company, LLP
       27         Financial data schedule

(b)       Reports on Form 8-K.  None.

Signatures

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       DATED: March  30, 1998


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

s/E. J. Ayers, Jr.
E. J. Ayers, Jr., Director

s/ Alvis J. Bynum
Alvis J. Bynum, Director

s/ Martha Rose C. Carson
Martha Rose C. Carson, Director

s/ Anna O. Dantzler
Anna O. Dantzler, Director

s/J. M. Guthrie
J. M. Guthrie, Director

s/William H. Nock
William H. Nock, Director


Phil P. Leventis, Director


Samuel F. Reid, Jr., Director

s/ J. Otto Warren, Jr.
J. Otto Warren, Jr., Director


Michael A. Wolfe, II, Director


Russell S. Wolfe, II, Director

                                  EXHIBIT INDEX

      3.1         Articles  of  Incorporation,   as  amended   (incorporated  by
                  reference to exhibits  filed in the  Registrant's  Form 10-QSB for the quarter ended September 30, 1997).
      3.2         Bylaws,   as  amended   (incorporated   by  reference  to
                  exhibits   filed   in   the   Registrant's    Form   S-4,
                  Commission File No. 33-55314).
       4          Stock certificate  (incorporated by reference to exhibits
                  filed  in  the  Registrant's  Registration  Statement  on
                  Form S-2, Commission File No. 33-96746).
      10.1        Form of Unqualified  Stock Options  (incorporated by reference to  Registrant's  Form 10-KSB for the year ended  December 31,
                  1996).
      10.2        Organizational   Agreement   among  the   Registrant  and  the
                  Organizers of Florence  National  Bank,  dated as of September
                  15, 1997  (incorporated  by  reference  to  Registrant's  Form
                  10-QSB for the quarter ended September 30, 1997).
      10.3        1997 Stock Option Plan (incorporated by reference to Exhibit A of Registrant's Schedule 14A filed in connection with its 1997
                  Annual Meeting of Shareholders).
       13         Portions  of the Annual  Report to  Shareholders  for the
                  Year Ended December 31, 1997
       21         Subsidiaries of the registrant  (incorporated  by reference to exhibits filed in the Registrant's  Registration  Statement on
                  Form S-2, Commission File
                  No. 333-46111).
       23         Consent of J. W. Hunt and Company, LLP
       27         Financial data schedule