Form 10QSB
period 1998-03-31
COMMUNITY BANKSHARES INC /SC/
filed 1998-05-15
CIK 894508

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1998  Commission File number: 000-22054



                           COMMUNITY BANKSHARES, INC.
              (Exact Name of Small Business Issuer in its Charter)

          South Carolina                                       57-0966962
 (State or Other Jurisdiction of                    (IRS Employer Identification
  Incorporation or Organization)                        Number)


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,805,799 shares of common stock outstanding as of May 1, 1998.

                                   10-QSB TABLE OF CONTENTS

                                  Part I-Financial Statements               Page
--------------------------------------------------------------------------------
     Item 1      Financial Statements                                         3
     Item 2      Management's Discussion and Analysis of Financial           10
                 Condition and Results of Operations


                                   Part II-Other Information
--------------------------------------------------------------------------------
     Item 6      Exhibits and Reports on Form 8-K                            19

            COMMUNITY BANKSHARES, INC. - CONSOLIDATED BALANCE SHEETS
                     (Dollar amounts in thousands) UNAUDITED

                                                                                                   March 31,            December 31,
          ASSETS                                                                                     1998                  1997
                                                                                                     ----                  ----
Cash and due from banks:
    Non-interest bearing .............................................................             $   7,429              $   4,062
    Federal funds sold ...............................................................                 5,190                  1,060
                                                                                                   ---------              ---------
          Total cash and cash equivalents ............................................                12,619                  5,122
Interest bearing deposits in other banks .............................................                 1,858                  1,238
Investment securities:
    Securities held-to-maturity ......................................................                13,691                 17,311
    Securities available-for-sale ....................................................                16,759                 15,141
Loans held for resale ................................................................                   352                    358
Loans ................................................................................                96,055                 91,951
    Less, allowance for loan losses ..................................................                (1,220)                (1,140)
                                                                                                   ---------              ---------
          Net loans ..................................................................                94,835                 90,811
                                                                                                   ---------              ---------

Premises and equipment ...............................................................                 2,926                  2,733
Accrued interest  receivable .........................................................                 1,100                  1,168
Deferred income taxes ................................................................                   299                    351
Other assets .........................................................................                   307                    341
                                                                                                   ---------              ---------

          Total assets ...............................................................             $ 144,746              $ 134,574
                                                                                                   =========              =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Non-interest bearing .............................................................             $  19,325              $  17,003
    Interest bearing .................................................................               102,935                100,164
                                                                                                   ---------              ---------
          Total deposits .............................................................               122,260                117,167
Federal funds purchased and securities
    sold under agreements to repurchase ..............................................                 2,331                  2,551
Federal Home Loan Bank advances ......................................................                 4,560                  1,060
Other liabilities ....................................................................                   966                    759
                                                                                                   ---------              ---------
          Total liabilities ..........................................................               130,117                121,537
                                                                                                   ---------              ---------

Shareholders' equity:
    Common stock
          No par, authorized shares 12,000,000, issued ...............................                10,560                  9,156
          and outstanding 2,634,676 in 1997 and
          2,727,777 in 1998
    Retained earnings ................................................................                 4,045                  3,861
    Accumulated other comprehensive income ...........................................                    24                     20
                                                                                                   ---------              ---------
          Total shareholders' equity .................................................                14,629                 13,037
                                                                                                   ---------              ---------
          Total liabilities and shareholders' equity .................................             $ 144,746              $ 134,574
                                                                                                   =========              =========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

 COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'
                               EQUITY (UNAUDITED)
               for the three months ended March 31, 1998 and 1997

                                                  Common Shares     Common Stock      Retained          Accumulated        Total
                                                                                      Earnings             Other       Stockholders'
                                                                                                        Comprehensive     Equity
                                                                                                        Income (Loss)
                                                                        (Dollar amounts in thousands)

Balances at Dec. 31, 1996 .....................     2,626,476         $   9,064         $  3,040          $  -             $ 12,104
Comprehensive income:
  Net income ..................................                                              233                                233
  Other comprehensive income
   (loss) net of tax:
    Unrealized (loss) on ......................                                                            (36)                 (36)
        securities
Cost of dividend ..............................             -                (3)                                                 (3)
    reinvestment plan
Dividends paid ................................                                             (197)                              (197)
                                                    ---------         ---------         --------          ----             --------
Balances at Mar. 31, 1997 .....................     2,626,476         $   9,061         $  3,076          $(36)            $ 12,101
                                                    =========         =========         ========          ====             ========

Balances at Dec. 31, 1997 .....................     2,634,676         $   9,156         $  3,861          $ 20             $ 13,037
Comprehensive income:
  Net income ..................................                                              399                                399
  Other comprehensive income
   (loss) net of tax:
    Unrealized gain on ........................                                                              4                    4
        securities
Issuance of common stock ......................        93,101             1,404                                               1,404
Dividends paid ................................                                             (215)                              (215)
                                                    ---------         ---------         --------          ----             --------
Balances at Mar. 31, 1998 .....................     2,727,777         $  10,560         $  4,045          $ 24             $ 14,629
                                                    =========         =========         ========          ====             ========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

       COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF INCOME

                                                                                                      Three months ended March 31,
                                                                                                     1998                    1997
        (Dollar amounts in thousands, except per share data)                                       UNAUDITED               UNAUDITED
                                                                                                   ---------               ---------


Interest and dividend income:
    Interest and fees on loans .......................................................                 $2,203                 $1,663
    Deposits with other financial institutions .......................................                     38                     11
    Investment securities:
      Interest - U. S. Treasury and U. S. Government .................................                    450                    377
    Agencies
      Dividends ......................................................................                     15                     12
                                                                                                       ------                 ------
        Total investment securities ..................................................                    465                    389
                                                                                                       ------                 ------
    Federal funds sold and securities
      purchased under agreements to resell ...........................................                     58                     35
                                                                                                       ------                 ------
        Total interest and dividend income ...........................................                  2,764                  2,098
                                                                                                       ------                 ------

Interest expense:
    Deposits:
      Certificates of deposit of $100,000 or more ....................................                    287                    178
      Other ..........................................................................                    889                    699
                                                                                                       ------                 ------
        Total deposits ...............................................................                  1,176                    877
    Federal funds purchased and securities
      sold under agreements to repurchase ............................................                     25                     19
    Federal Home Loan Bank advances ..................................................                     52                     18
                                                                                                       ------                 ------
        Total interest expense .......................................................                  1,253                    914
                                                                                                       ------                 ------
Net interest income ..................................................................                  1,511                  1,184
Provision for loan losses ............................................................                     91                     84
                                                                                                       ------                 ------
Net interest income after provision for loan losses ..................................                  1,420                  1,100
                                                                                                       ------                 ------

Non-interest income:
    Service charges on deposit accounts ..............................................                    177                    123
    Other ............................................................................                     53                     50
                                                                                                       ------                 ------
        Total non-interest income ....................................................                    230                    173
                                                                                                       ------                 ------
Non-interest expense:
    Salaries and employee benefits ...................................................                    634                    557
    Premises and equipment ...........................................................                    139                    122
    Other ............................................................................                    286                    241
                                                                                                       ------                 ------
        Total non-interest expense ...................................................                  1,059                    920
                                                                                                       ------                 ------
Net income before taxes ..............................................................                    591                    353
 Provision for income taxes ..........................................................                    192                    120
                                                                                                       ------                 ------
Net income after taxes ...............................................................                 $  399                 $  233
                                                                                                       ======                 ======







                                                                                                       1998                 1997
                                                                                                       ----                 ----
Basic earnings per common share:
    Weighted average shares outstanding ...................................................          2,680,714             2,626,476
                                                                                                    ==========         =============
    Net income per common share ...........................................................         $     0.15         $        0.09
                                                                                                    ==========         =============
Diluted earnings per common share:
    Weighted average shares outstanding ...................................................          2,738,194             2,659,358
                                                                                                    ==========         =============
    Net income per common share ...........................................................         $     0.15         $        0.09
                                                                                                    ==========         =============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

       COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Three months ended March 31,
      (Dollar amounts in                                                                             1998                   1997
      thousands)
                                                                                                   UNAUDITED               UNAUDITED
                                                                                                   ---------               ---------
Cash flows from operating activities:
Net income ...........................................................................              $    399               $    233
Adjustments to reconcile net income
  to net cash (provided) used by operating activities
      Depreciation and amortization ..................................................                    74                     63
      Provision for loan losses ......................................................                    91                     84
      Accretion of discounts and amortization of premiums -
        investment securities - net ..................................................                   (31)                     5
      Deferred income ................................................................                    52                     (4)
      taxes
      Proceeds from sale of real estate loans held for ...............................                 2,244                  1,328
      sale
      Origination of real estate loans held for sale .................................                (2,238)                (1,215)
Changes in operating assets and liabilities:
      (Increase) decrease in interest receivable .....................................                    68                     (6)
      (Increase) decrease in other assets ............................................                   (49)                   141
      Increase (decrease) in other liabilities .......................................                   207                     (4)
                                                                                                    --------               --------
         Net cash provided (used) by operating .......................................                   817                    625
                                                                                                    --------               --------
      activities

Cash flows from investing activities:
      Net (increase) in interest bearing deposits
           with other banks ..........................................................                  (620)                  (799)
      Purchases of held-to-maturity securities .......................................                (5,257)                (1,750)
      Proceeds from maturities of held-to-maturity ...................................                 8,908                  2,765
      securities
      Purchases of available-for-sale securities .....................................                (6,536)                (1,529)
      Proceeds from maturities of available-for-sale .................................                 4,922                  1,606
      securities
      Net (increase) in loans to customers ...........................................                (4,163)                (6,590)
      Purchases of premises and equipment ............................................                  (136)                   (33)
                                                                                                    --------               --------
         Net cash (used) in investing activities .....................................                (2,882)                (6,330)
                                                                                                    --------               --------

Cash flows from financing activities:
      Net increase in demand, savings, & time deposits ...............................                 5,093                  7,541
      Net (decrease) in federal funds purchased
       and securities sold under agreements to repurchase ............................                  (220)                  (404)
      Borrowings from Federal Home Loan Bank advances ................................                 3,500                      -
      Sale of common stock ...........................................................                 1,404                      -
      Stock issuance & dividend reinvestment costs ...................................                     -                     (3)
      Dividend payments ..............................................................                  (215)                  (197)
                                                                                                    --------               --------
         Net cash provided by financing activities ...................................                 9,562                  6,937
                                                                                                    --------               --------

Net increase in cash and cash equivalents ............................................                 7,497                  1,232
Cash and cash equivalents - beginning of period ......................................                 5,122                  6,649
                                                                                                    --------               --------
Cash and cash equivalents - end of period ............................................              $ 12,619               $  7,881
                                                                                                    ========               ========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

Summary of Significant Accounting Principles
         A summary of significant accounting policies is included in the 1997 Annual Report of Community Bankshares, Inc. to the Shareholders, which also contains the Company's audited financial statements for 1997.

Principles of Consolidation
         The consolidated financial statements include the accounts of Community Bankshares, Inc. (CBI), the parent company, and Orangeburg National Bank and Sumter National Bank, its wholly-owned subsidiaries. The consolidated financial statements also include the pre-opening activities for Florence National Bank (in organization). All significant intercompany items have been eliminated in the consolidated statements.

Management Opinion
         The financial statements in this report are unaudited. In the opinion of management, all the adjustments necessary to present a fair statement of the results for the interim period have been made.
Such adjustments are of a normal and recurring nature.
         The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 1997 Annual Report.

Changes in Comprehensive Income Components
         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Disclosure as required by the Statement is as follows:

                                                                                          Before-        Tax       Net-of-
                                                                                            Tax       (Expense)       Tax
                                                                                          Amount     or Benefit      Amount
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during period ............................   $(55,000)    $ 19,000     $(36,000)
  Less: reclassification adjustment
    for gains (losses) realized in net income
                                                                                         --------     --------     --------
  Net unrealized gains (losses) ......................................................    (55,000)      19,000      (36,000)
                                                                                         --------     --------     --------
Other comprehensive income (loss), March 31, 1997 ....................................   $(55,000)    $ 19,000     $(36,000)
                                                                                         ========     ========     ========

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during period ............................   $  6,000     $ (2,000)    $  4,000
  Less: reclassification adjustment
       for gains (losses) realized in net income
                                                                                         --------     --------     --------
  Net unrealized gains (losses) ......................................................      6,000       (2,000)       4,000
                                                                                         --------     --------     --------
Other comprehensive income (loss), March 31, 1998 ....................................   $  6,000     $ (2,000)    $  4,000
                                                                                         ========     ========     ========

     COMMUNITY BANKSHARES, INC. - AVERAGE BALANCE SHEETS, YIELDS, AND RATES


    Quarter ended March 31,                                             1998                                   1997
    (unaudited)                                                       Interest     Annualized                Interest  Annualized
                                                            Average   Income/       Yields/     Average      Income/    Yields/
Assets                                                      Balance   Expense        Rates      Balance      Expense     Rates
                                                            -------   -------        -----      -------      -------     -----
                                                                            (Dollar amounts in thousands)
    Interest bearing deposits ........................    $   2,807   $      38       5.42%    $     748     $      11     5.88%
    Investment securities taxable ....................       29,231         461       6.31%       24,954           384     6.16%
    Investment securities--tax exempt ................          374           4       6.48%          413             4     5.87%
    Federal funds sold ...............................        4,008          58       5.79%        2,786            35     5.03%
    Loans receivable .................................       94,417       2,203       9.33%       72,216         1,664     9.22%
    Total interest earning assets ....................      130,837       2,764       8.45%      101,117         2,098     8.30%
                                                          ---------   ---------       ----     ---------     ---------     ----

    Cash and due from banks ..........................        5,862                                4,478
    Allowance for loan losses ........................       (1,151)                                (903)
    Premises and equipment ...........................        2,910                                2,847
    Other assets .....................................        1,610                                1,301
                                                          ---------                            ---------
Total assets .........................................    $ 140,068                            $ 108,840
                                                          =========                            =========

Liabilities and Shareholders' Equity

    Interest bearing deposits
    Savings ..........................................    $  18,318   $     157       3.43%    $  17,417     $     142       3.26%
    Interest bearing transaction accounts ............       13,438          64       1.91%       10,722            50       1.87%
    Time deposits ....................................       70,045         955       5.45%       51,817           685       5.29%
                                                          ---------   ---------       ----     ---------     ---------     ----

    Total interest bearing deposits ..................      101,801       1,176       4.62%       79,956           877       4.39%
    Short-term borrowings ............................        2,539          25       3.94%        2,028            19       3.75%
    FHLB advances ....................................        3,543          52       5.87%        1,116            18       6.45%
                                                          ---------   ---------       ----     ---------     ---------       ----
    Total interest bearing liabilities ...............      107,883       1,253       4.65%       83,100           914       4.40%

    Noninterest bearing demand deposits ..............       17,128                               12,938
    Other liabilities ................................          900                                  773
    Shareholders' equity .............................       14,157                               12,029
                                                          ---------                            ---------

Total liabilities and shareholders' equity ...........    $ 140,068                            $ 108,840
                                                          =========                             ========

    Interest rate spread .............................                                3.80%                                  3.90%

    Net interest income and net yield on earning assets               $   1,511       4.62%                  $   1,184       4.68%
                                                                      =========       ====                   =========       ====


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

Florence National Bank (in organization)

         Community Bankshares, Inc. has entered into an agreement with six local business people in the Florence, South Carolina community to sponsor the formation of a new national bank. CBI has assisted in the process of submitting an application for a bank charter to the Comptroller of the Currency and preliminary approval was obtained in November 1997 to begin the organization process. There are various other regulatory approvals that must be obtained before the bank can begin operation. Management estimates that Florence National Bank will commence operation in mid-1998.

         CBI has filed a registration statement with the Securities and Exchange Commission in order to offer to the public up to 300,000 shares of its common stock. The majority of the proceeds of this sale together with the proceeds of an earlier sale of restricted stock to the organizers of the new bank in the amount of approximately $615,000, will be used to purchase $4.5 million in common stock of the new bank. Should the sale not generate sufficient amounts to purchase the bank stock, CBI has arranged for a line-of-credit with an unrelated financial institution to provide any additional funds needed to capitalize the bank. This stock sale began in mid-March.


Year 2000

         The change in date from 1999 to 2000 poses potential problems for many computer systems around the world. Certain of the Corporation's systems may be affected by this so-called millennium bug. CBI is investigating the extent to which its systems are affected and communicating with all of its computer vendors concerning timely completion of remedies for those systems that require modification. The Corporation is also communicating with third parties on which it relies to assess their progress in evaluating their systems and implementing any corrective measures and has formed a committee to coordinate its Year 2000 activities. Management estimates that the costs of Year 2000 compliance will range between $100,000 and $150,000, and will be funded with internally generated resources. The Corporation has been taking and will continue to pursue reasonably necessary steps to protect its operations and assets.

RESULTS OF OPERATIONS

Net Income

         For the first quarter of 1998, CBI earned a consolidated profit of $399,000, compared to $233,000 for the first quarter of 1997, an increase of 71.2% or $166,000. Basic earnings per share were $.15 in the 1998 period, compared to $.09 for the 1997 period, an increase of 66.7%. The increase in earnings per share was related to the increase in earnings for the Orangeburg bank and the beginning of profitable operations at the Sumter bank, which opened for business in June 1996.

         For the first quarter of 1998, Orangeburg National Bank reported a profit of $373,000, compared to $316,000 for the first quarter of 1997, an increase of 18% or $57,000.

         For the first quarter of 1998, Sumter National Bank reported a profit of $12,000 compared to a net after tax loss of $102,000 for the first quarter of 1997, an improvement of $114,000.

         As noted above, consolidated net income for the period ended March 31, 1998, increased from the prior year by 71.2% or $166,000. The major components of this increase are discussed below. Net interest income before provision for loan losses for the three months ended March 31, 1998, increased to $1,511,000, compared to $1,184,000 for the same period in 1997, an increase of 27.6% or $327,000. For the same period, the provision for loan losses was $91,000, compared to $84,000 for the 1997 period, an increase of 8.3% or $7,000. Non-interest income for the 1998 period increased to $230,000 from $173,000 for the 1997 period, a 32.9% or $57,000 increase. Non-interest expense increased to $1,059,000 from $920,000, a 15.1% or $139,000 increase. First quarter 1998 results include results of operation for Sumter National Bank. which was profitable for the 1998 period. However, for the comparable period in 1997 the Sumter bank reported a substantial loss, as noted above. Accordingly, many of the dollar and percentage comparisons and changes between periods discussed in this report are unusually large.


Profitability

         One of the best ways to review earnings is through the ROA (return on average assets) and the ROE (return on average equity). Return on assets is the income for the period divided by the average assets for the period, annualized. Return on equity is the income for the period divided by the average equity for the period, annualized. Based on operating results for the quarters ended March 31, 1998 and 1997, the following table is presented.

Period ended March 31,                1998              1997
                                      ----              ----
                                    (dollars in thousands)
Average assets                     $140,068          $108,840
ROA                                   1.14%             0.86%
Average equity                      $14,157           $12,029
ROE                                  11.27%             7.75%
Net income                             $399              $233


Net interest income

         Net interest income, the major component of CBI's income, is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. During the first quarter of 1998, net interest income after provision for loan losses increased to $1,420,000 from $1,100,000, a 29.1% or $320,000 increase over the first quarter of 1997. This improvement was the result of a $31 million increase in the volume of earning assets. The average yield on earning assets increased to 8.45% for the 1998 period from 8.30% for the 1997 period. This increase was mostly the result of improved yields in the loan portfolio. Also, the cost of funds increased for the period. For the first quarter of 1998 the cost of funds averaged 4.65%, compared to 4.40% for the first quarter of 1997.

         The increase in the yield on earning assets was exceeded by the increase in the cost of funds, which resulted in a decline in the spread and net interest margin. The effect of these changes was a net interest spread (yield on earning assets less cost of interest bearing liabilities) of 3.80% for the first quarter of 1998, decreased from 3.90% during the first quarter of 1997. CBI's net interest margin (net interest income divided by total earning assets) was 4.62% for the first quarter of 1998, compared to 4.68% for the first quarter of 1997.


Interest Income

         Elsewhere in this report is a table comparing the average balances, yields, and rates for the interest rate sensitive segments of the Corporation's balance sheets for the quarters ended March 31, 1998 and 1997. A discussion of that table follows.

         Total  interest  income  for the  first  quarter  1998  was  $2,764,000 compared with $2,098,000 for the same period in 1997, a 31.7% or $666,000 increase. The yield on earning assets for the 1998 period was 8.45%, up from 8.30% for the 1997 period. Total average interest earning assets for the quarter ended March 31, 1998, were $130,837,000, up from $101,117,000 for the quarter ended March 31, 1997, an increase of 29.4% or $29,720,000.

         The loan portfolio earned $2,203,000 for the first quarter in 1998, up from $1,664,000 for the same period of 1997, a 32.4% or $539,000 increase. The first quarter 1998 yield increased to 9.33% from 9.22% for the first quarter in 1997. The average size of the loan portfolio was $94,417,000 for the 1998 quarter, up from $72,216,000 for the same period of 1997, an increase of 30.7% or $22,201,000.

         The taxable investment portfolio earned $461,000 for the first quarter in 1998, up from $384,000 for the 1997 period, a 20% or $77,000 increase. The yield increased to 6.31% in the 1998 quarter from 6.16% in the 1997 quarter. The average size of the portfolio increased to $29,231,000 in the 1998 quarter from $24,954,000 in the 1997 quarter, an increase of 17.1% or $4,277,000.

         The tax exempt investment portfolio earned $4,000 for the first quarter in 1998, unchanged from the prior year. The yield on the portfolio was 6.48%, increased from 5.87%. The average size of the portfolio decreased to $374,000 for the 1998 period from $413,000 in the 1997 period, a decrease of 9.4% or $39,000.

         Interest bearing deposits in other banks contributed $38,000 for the first quarter 1998, compared to $11,000 during the prior year, an increase of 245% or $27,000. The yield on these deposits decreased to 5.42% for the 1998 period from 5.88% in the 1997 period. CBI averaged $2,807,000 in interest bearing balances in the first quarter 1998 compared to $748,000 the first quarter of the prior year, an increase of 275% or $2,059,000.

         Federal funds sold earned $58,000 the first quarter of 1998 compared to $35,000 the prior year, an increase of 65.7% or $23,000. Yields increased to 5.79% for the first quarter in 1998 from 5.03% for the first quarter in 1997. For the first quarter of 1998, CBI increased its average volume in federal funds sold to $4,008,000 from $2,786,000 for the first quarter of 1997, a 43.9% or $1,222,000 increase.


Interest Expense

         Interest expense increased for the first quarter 1998 to $1,253,000 from the prior year's $914,000, a 37.1% or $339,000 increase. The volume of interest sensitive liabilities increased to $107,883,000 for the first quarter in 1998 from $83,100,000 for the first quarter of 1997, a 29.8% or $24,783,000 increase. The average rate CBI paid for interest bearing liabilities during the 1998 quarter was 4.65% up from 4.40% for the 1997 period. This change was primarily due to the increased cost of time deposits.

         The cost of savings accounts increased to $157,000 in the first quarter in 1998 from $142,000 in the first quarter of 1997, a 10.6% or $15,000 increase. Average savings deposit balances increased to $18,318,000 for the first quarter in 1998 from $17,417.000 for the first quarter of 1997, an increase of 5.2% or $901,000. The average rate paid on these funds increased to 3.47% from 3.26%.

         Interest bearing transaction accounts cost $64,000 for the first quarter in 1998, up from the first quarter of the prior year's $50,000, an increase of 28% or $14,000. The volume of these deposits increased to $13,438,000 for the first quarter in 1998 from $10,722,000 for the first quarter of 1997, a 25.3% or $2,716,000 increase. The average rate paid on these funds for the first quarter in 1998 increased to 1.91% from 1.87% for the first quarter of 1997.

         Time deposits cost $955,000 for the first quarter of 1998, up from $685,000 the first quarter of the prior year, an increase of 39.4% or $270,000. The volume increased to $70,045,000 for the first quarter in 1998 from $51,817,000 for the first quarter of 1997, a 35.2% or $18,228,000 increase. The average rate paid on these funds increased to 5.45% for the first quarter in 1998 from 5.29% for the first quarter in 1997.

         Short-term borrowings consists of federal funds sold and securities sold under agreements to repurchase. This is a relatively small and volatile part of the balance sheet. It cost $25,000 for the first quarter in 1998, increased from $19,000 for the first quarter of 1997, a 47.4% or $6,000 increase. The volume of these funds increased to $2,539,000 in the first quarter in 1998 from $2,028,000 in the first quarter of 1997, an increase of 25.2% or $511,000. The average rate paid on these funds increased to 3.94% from 3.75%.

         Borrowings from the Federal Home Loan Bank cost $52,000 for the first quarter in 1998, increased from $18,000 for the first quarter in 1997, an increase of 189% or $34,000. The advances averaged $3,543,000 during the 1998 quarter, compared to $1,116,000 for the prior year period, a 217% or $2,427,000 increase. During the first quarter of 1998 the Orangeburg bank borrowed an additional $3.5 million in advances from the Federal Home Loan Bank, as part of its ongoing asset liability management program. The average rate paid on these funds decreased to 5.87% from 6.45%.


Non-Interest Income

         Non-interest income for the first quarter 1998 grew to $230,000 from $173,000 in the first quarter of 1997, a 32.9% or $57,0000 increase.. This was mostly the result of increases in service charge volume at the Sumter bank and increases in returned check fees for the Orangeburg bank.


Non-Interest Expense

         For the first quarter of 1998 non-interest expenses increased to $1,059,000 from $920,000 for the first quarter of 1997, a 15.1% or $139,000 increase.

         For the 1998 period, personnel costs were $634,000 compared to $557,000 for the 1997 period , an increase of 13.8% or $77,000 increase.

         For the 1998 period premises and equipment expense were $139,000 compared to $122,000 for the 1997 period, an increase of 13.9% or $17,000.

         For the 1998 period other costs were $286,000 compared to $241,000 for the 1997 period, an increase of 18.7% or $45,000.


Income Taxes

         CBI provided $192,000 for federal and state income taxes during the first quarter of 1998, compared to $120,000 for the same period in 1997, a 60% or $72,000 increase resulting primarily from the increase in earnings..

CHANGES IN FINANCIAL POSITION

Investment portfolio

         The investment portfolio is comprised of a held-to-maturity and an available-for-sale portion. CBI and its two banks usually purchase short term issues of U. S Treasury and U. S. Government agency securities for investment purposes. At March 31, 1998, the held-to-maturity portfolio totaled $13,691,000 compared to $17,311,000 at December 31, 1997, a decrease of 20.9% or $3,620,000.
At March 31, 1998, the available-for-sale portfolio totaled $16,759,000 compared to $15,141,000 at December 31, 1997, an increase of 10.7% or $1,618,000. The following chart summarizes the investment portfolios at March 31, 1998, and December 31, 1997.

                                                                                        March 31, 1998
                                                            ------------------------------------------------------------------------
                                                                   Held-to-maturity                     Available-for-sale
                                                           ----------------------------------  -------------------------------------
                                                             Amortized cost     Fair value          Amortized cost        Fair value
                                                                                 (Dollar amounts in thousands)
U. S. Government and federal agencies ..........              $13,437              $13,462              $15,796              $15,832
Tax exempt securities ..........................                  254                  256                    -                    -
Other equity securities ........................                    -                    -                  927                  927
                                                              -------              -------              -------              -------
Total ..........................................              $13,691              $13,718              $16,723              $16,759
                                                              =======              =======              =======              =======

Unrealized gain ................................              $    27                                   $    36
                                                              =======                                   =======

                                                                                        March 31, 1997
                                                            ------------------------------------------------------------------------
                                                                   Held-to-maturity                     Available-for-sale
                                                           ----------------------------------  -------------------------------------
                                                             Amortized cost     Fair value          Amortized cost        Fair value
                                                                                 (Dollar amounts in thousands)
U. S. Government and federal agencies...........              $16,906              $16,923              $14,413              $14,444
Tax exempt securities ..........................                  405                  408                    -                    -
Other equity securities ........................                    -                    -                  697                  697
                                                              -------              -------              -------              -------
Total ..........................................              $17,311              $17,331              $15,110              $15,141
                                                              =======              =======              =======              =======

Unrealized gain ................................              $    20                                   $    31
                                                              =======                                   =======


Loan portfolio

         The loan portfolio is primarily consumer and small business oriented. At March 31, 1998, the loan portfolio was $96,055,000, compared to $91,951,000 at December 31, 1997, a 4.5% or $4,104,000 increase. The following chart summarizes the loan portfolio at March 31, 1998, and December 31, 1997.

                                     Mar. 31, 1998      Dec. 31, 1997
                                     -------------      -------------
                                     (Dollar amounts in thousands)
Real estate .....................         $56,321            $53,297
Commercial ......................          23,436             22,306
Loans to individuals ............          16,298             16,348
                                          -------            -------
Total ...........................         $96,055            $91,951
                                          =======            =======


Past Due and Non-Performing Assets and the Allowance for Loan Losses

         CBI closely monitors past due loans and loans that are in non-accrual status and other real estate owned. Below is a summary of past due and non-performing assets at March 31, 1998, and December 31, 1997.

                                               Mar.31, 1998         Dec.31, 1997
                                               ------------         ------------
                                               (Dollar amounts in thousands)
Past due 90 days + accruing loans .........        $ 62                 $  -
Non-accrual loans .........................        $173                 $ 81
Impaired loans (included in non-accrual) ..        $173                 $ 81
Other real estate owned ...................        $132                 $132

         Management considers the past due and non-accrual amounts at March 31, 1998 to be reasonable and manageable in the normal course of business.

         CBI had no restructured loans during any of the above listed periods.

         CBI's activity with its allowance for loan losses reserve is summarized below.

                                             Mar. 31, 1998          Dec.31, 1997
                                             -------------          ------------
                          (Dollar amounts in thousands)

Allowance at beginning of period .........        $1,140                 $876
Provision expense ........................            91                  359
Net charge offs ..........................           (11)                 (95)
                                                  ------               ------
Allowance at end of period ...............        $1,220               $1,140
                                                  ======               ======
Allowance as a percent of outstanding loans         1.27%                1.24%

         In reviewing the adequacy of the allowance for loan losses at the end of each period, management considers historical loan loss experience, current economic condition, loans outstanding, trends in non-performing and delinquent loans, and the quality of collateral securing problem loans. After charging off all known losses, management considers the allowance adequate to provide for estimated future losses inherent in the loan portfolio at March 31, 1998.

Deposits

         Deposits were $122,260,000 at March 31, 1998,  compared to $117,167,000 at December 31, 1997, an increase of 4.3% or $5,093,000.

         Time deposits greater than $100,000 were $23,556,000 at March 31, 1998, compared to $21,428,000 at December 31, 1997, an increase of 9.9% or $2,128,000.

Liquidity

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in a timely and economical manner. The most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being the ability to attract deposits within the Orangeburg National Bank and Sumter National Bank service areas. Core deposits (total deposits less certificates of deposit of $100,000 or more) provide a relatively stable funding base. Certificates of deposit of $100,000 or more are generally more sensitive to changes in rates, so they must be monitored carefully. Asset liquidity is provided by several sources, including amounts due from banks, federal funds sold, and investments available-for-sale.

         CBI and its banks maintain an available-for-sale investment portfolio and a held-to-maturity portfolio. While all these investment securities are purchased with the intent to be held-to-maturity, such securities are marketable and occasional sales may occur prior to maturity as part of the process of asset/liability and liquidity management. Such sales will generally be from the available-for-sale portfolio. Management deliberately maintains a short-term maturity schedule for its investments so that there is a continuing stream of maturing investments. CBI intends to maintain a short-term investment portfolio in order to continue to be able to supply liquidity to its loan portfolio and for customer withdrawals.

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

         CBI also maintains federal funds lines-of-credit with correspondent banks, is able to borrow from the Federal Home Loan Bank, and is also able to borrow from the Federal Reserve's discount window.

         CBI has a demonstrated ability to attract deposits from its markets. Deposits have grown from $30 million in 1989 to over $122 million in 1998. This stable, growing base of deposits is the major source of operating liquidity.

         CBI's long term liquidity needs are expected to be primarily affected by the maturing of long-term certificates of deposit. At March 31, 1998, CBI had approximately $12,035,000 and $0 in certificates of deposit maturing in one to five years and over five years, respectively. CBI's assets maturing or repricing in the same periods were $50,628,000 and $20,051,000, respectively. CBI expects to be able to manage its current balance sheet structure without experiencing any material liquidity problems.

         In the opinion of management, CBI's current and projected liquidity position is adequate.

Capital resources

         As summarized in the table below, CBI maintains a strong capital position.

                                              Mar. 31, 1998      Dec. 31, 1997
                                              -------------      -------------
Tier 1 capital to average total assets ....          10.40%              9.60%
Tier 1 capital to risk weighted assets ....          14.70%             14.10%
Total capital to risk weighted assets .....          16.00%             15.30%

         Banks are required to maintain a minimum risk weighted capital ratio of at least 8%.

         In the opinion of management, the Company's current and projected capital positions are adequate.

Shareholders' Equity

         At March 31, 1998, the common stock account totaled $10,560,000, compared to $9,156,000 at December 31, 1997. This $1,404,000 increase was the result of stock sales conducted during the quarter. The stock sales are primarily to raise capital for the new Florence National Bank (in organization).

Dividends

         CBI declared and paid a semi-annual cash dividend of 8 cents per share during the first quarter of 1998. The total cost of this dividend was $215,000.

Part II--Other Information

Item 2. Changes in Securities and Use of Proceeds

         The Corporation sold 53,950 restricted common shares pursuant to an agreement between CBI and the organizers of the Florence National Bank (in organization) during the first quarter of 1998. There were no underwriters involved in this transaction. The restricted shares generated a total offering price of $665,956. Issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit Index

Exhibit No.(from       Description
item 601 of S-B)
27                     Financial Data Schedule

b)  Reports on Form 8-K.  None.

Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             DATED: May 11, 1998

COMMUNITY BANKSHARES, INC.

By:  s/  Hugo S. Sims, Jr.,
     -----------------------------
         Hugo S. Sims, Jr.,
         Chief Executive Officer

By:  s/  William W. Traynham
     -----------------------------
         William W. Traynham
         President and Chief Financial Officer
         (Principal Accounting Officer)