Form 10QSB
period 1998-06-30
COMMUNITY BANKSHARES INC /SC/
filed 1998-08-10
CIK 894508

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1998              File number: 000-22054



                           COMMUNITY BANKSHARES, INC.
              (Exact Name of Small Business Issuer in its Charter)

                 South Carolina                               57-0966962
(State or Other Jurisdiction of Incorporation or    (IRS Employer Identification
                  Organization)                              Number)


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

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,994,668 shares of common stock outstanding as of July 27, 1998.

          Transitional Small Business Disclosure Format. Yes __ No X

                            10-QSB TABLE OF CONTENTS

                           Part I-Financial Statements
                                                                            Page
--------------------------------------------------------------------------------
Item 1     Financial Statements                                                3
Item 2     Management's Discussion and Analysis of Financial Condition        10
           and Results of Operations


                          Part II-Other Information

--------------------------------------------------------------------------------
Item 4     Submission of Matters to a Vote of Securities Holders              18
Item 6     Exhibits and Reports on Form 8-K                                   18

            COMMUNITY BANKSHARES, INC. - CONSOLIDATED BALANCE SHEETS

                                                                                                 UNAUDITED
        ASSETS                                                                                  June 30, 1998          Dec. 31, 1997
                                                                                                -------------         --------------
                                                                                                   (dollar amounts in thousands)
Cash and due from other financial institutions:
    Non-interest bearing ...........................................................              $   7,319               $   4,062
    Federal funds sold .............................................................                  8,270                   1,060
                                                                                                  ---------               ---------
        Total cash and cash equivalents ............................................                 15,589                   5,122
Interest bearing deposits in other banks ...........................................                  2,316                   1,238
Investment securities:
    Securities held to maturity ....................................................                 13,098                  17,311
    Securities available for sale ..................................................                 19,439                  15,141
Loans held for resale ..............................................................                     78                     358

Loans ..............................................................................                102,474                  91,951
    Less, allowance for loan losses ................................................                 (1,270)                 (1,140)
                                                                                                  ---------               ---------
        Net loans ..................................................................                101,204                  90,811
                                                                                                  ---------               ---------

Premises and equipment .............................................................                  3,475                   2,733
Accrued interest  receivable .......................................................                  1,290                   1,168
Deferred income taxes ..............................................................                    394                     351
Other assets .......................................................................                    284                     341
                                                                                                  ---------               ---------
        Total assets ...............................................................              $ 157,167               $ 134,574
                                                                                                  =========               =========

        LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Non-interest bearing ...........................................................              $  21,275               $  17,003
    Interest bearing ...............................................................                105,059                 100,164
                                                                                                  ---------               ---------
        Total deposits .............................................................                126,334                 117,167
Federal funds purchased and securities
    sold under agreements to repurchase ............................................                  2,459                   2,551
Federal Home Loan Bank advances ....................................................                  9,560                   1,060
Other liabilities ..................................................................                    682                     759
                                                                                                  ---------               ---------
        Total liabilities ..........................................................                139,035                 121,537
                                                                                                  ---------               ---------
Shareholders' equity:
    Common stock
        No par, authorized shares 12,000,000, issued and ...........................                 13,618                   9,156
        outstanding 2,934,916 in 1998 and 2,634,676 in 1997
    Retained earnings ..............................................................                  4,493                   3,861
    Unrealized gain on securities available for sale ...............................                     21                      20
                                                                                                  ---------               ---------
        Total shareholders' equity .................................................                 18,132                  13,037
                                                                                                  ---------               ---------
        Total liabilities and shareholders' equity .................................              $ 157,167               $ 134,574
                                                                                                  =========               =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL
STATEMENTS

 COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS'
                                     EQUITY
                 for the six months ended June 30, 1997 and 1998



                                      Common        Common Stock       Retained          Accumulated             Total
                                      Shares                           Earnings             Other            Shareholders'
                                                                                        Comprehensive            Equity
                                                                                        Income (Loss)
                                                    (dollar amounts in thousands)
Balances at Dec. 31, 1996             2,626,476           $9,064         $3,040            $  -                  $12,104
Comprehensive income:
Net income                                                                  547                                      547
Other comprehensive income (loss) net of tax:
Unrealized gain (loss) on                                                                   (40)                     (40)
securities
Cost of dividend reinvestment                 -               (9)                                                     (9)
plan
Dividends paid                                                             (197)                                    (197)
                                      ---------          -------         ------             ---                  -------
Balances at June 30, 1997             2,626,476           $9,055         $3,390            $(40)                 $12,405
                                      =========          =======         ======             ===                  =======

Balances at Dec. 31, 1997             2,634,676           $9,156         $3,861             $20                  $13,037
Comprehensive income:
Net income                                                                  847                                      847
Other comprehensive income (loss) net of tax:
Unrealized gain (loss) on                                                                     1                        1
securities
Issuance of common stock                300,240            4,462                                                   4,462
Dividends paid                                                             (215)                                    (215)
                                      ---------          -------         ------             ---                  -------
Balances at June 30, 1998             2,934,916          $13,618         $4,493             $21                  $18,132
                                      =========          =======         ======             ===                  =======



         COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF INCOME

                                                                          Six months ended June 30,         Quarter ended June 30,
                                                                          -------------------------         ----------------------
                                                                        1998            1997               1998              1997
                                                                      UNAUDITED      UNAUDITED          UNAUDITED         UNAUDITED
                                                                      ---------      ---------          ---------         ---------
Interest and dividend income:                                           (dollar amounts in thousands)
    Interest and fees on loans .............................        $    4,539        $    3,546        $    2,336        $    1,883
    Deposits with other financial institutions .............                68                34                30                23
    Investment securities:
      Interest - U. S. Treasury and
        U. S. Government Agencies ..........................               927               791               477               414
      Dividends ............................................                30                22                15                10
                                                                    ----------        ----------        ----------        ----------
         Total investment securities .......................               957               813               492               424
                                                                    ----------        ----------        ----------        ----------
    Federal funds sold and securities
      purchased under agreements to resell .................               144                94                86                59
                                                                    ----------        ----------        ----------        ----------
         Total interest and dividend income ................             5,708             4,487             2,944             2,389
                                                                    ----------        ----------        ----------        ----------
Interest expense:
    Deposits:
      Certificates of deposit of $100,000 or more ..........               608               373               321               195
      Other ................................................             1,763             1,480               874               781
                                                                    ----------        ----------        ----------        ----------
         Total deposits.....................................             2,371             1,853             1,195               976

    Federal funds purchased and securities
      sold under agreements to repurchase ..................                49                61                24                42
    Federal Home Loan Bank advances ........................               128                37                76                19
                                                                    ----------        ----------        ----------        ----------
         Total interest expense ............................             2,548             1,951             1,295             1,037
                                                                    ----------        ----------        ----------        ----------
Net interest income ........................................             3,160             2,536             1,649             1,352
Provision for loan losses ..................................               188               177                97                93
                                                                    ----------        ----------        ----------        ----------
Net interest income after provision for loan losses.........             2,972             2,359             1,552             1,259
                                                                    ----------        ----------        ----------        ----------
Non-interest income:
    Service charges on deposit accounts ....................               376               253               199               130
    Other ..................................................               115               110                62                60
                                                                    ----------        ----------        ----------        ----------
         Total non-interest income .........................               491               363               261               190
                                                                    ----------        ----------        ----------        ----------
Non-interest expense:
    Salaries and employee benefits .........................             1,311             1,133               677               576
    Premises and equipment .................................               276               249               137               127
    Other ..................................................               615               543               329               302
                                                                    ----------        ----------        ----------        ----------
         Total non-interest expense ........................             2,202             1,925             1,143             1,005
                                                                    ----------        ----------        ----------        ----------
Net income before taxes ....................................             1,261               797               670               444
Provision for income taxes .................................               414               250               222               130
                                                                    ----------        ----------        ----------        ----------
Net income after taxes......................................        $      847        $      547        $      448        $      314
                                                                    ==========        ==========        ==========        ==========

Basic earnings per common share:
    Weighted average shares outstanding ....................         2,763,076         2,626,476         2,721,895         2,626,476
                                                                     =========         =========         =========         =========
    Net income per common share ............................        $     0.31        $     0.21        $     0.16        $     0.12
                                                                    ==========        ==========        ==========        ==========
Diluted earnings per common share:
    Weighted average shares outstanding ....................         2,862,856         2,670,299         2,800,525         2,664,829
                                                                     =========         =========         =========         =========
    Net income per common share ............................        $     0.30        $     0.20        $     0.16        $     0.12
                                                                    ==========        ==========        ==========        ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

        COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)

                                                                                                          Six months ended June 30,
                                                                                                         1998                   1997
                                                                                                         ----                   ----
                                                                                                       (dollar amounts in thousands)
Cash flows from operating activities:
Net income .............................................................................             $    847              $    547
Adjustments to reconcile net income
  to net cash used in operating activities:
       Depreciation ....................................................................                  156                   151
       Provision for loan losses .......................................................                  188                   177
       Accretion of discounts and
         amortization of premiums -
         investment securities - net ...................................................                  (26)                  (51)
       Proceeds from sale of real estate loans held for sale ...........................               (5,244)               (2,111)
       Origination of real estate loans held for sale ..................................                5,417                 1,864
Changes in assets and liabilities:
       (Increase) in interest receivable ...............................................                 (122)                 (189)
       Decrease in other assets ........................................................                   96                    29
       (Decrease) in other liabilities .................................................                  (77)                  (20)
                                                                                                     --------              --------
Net cash provided (used) by operating activities .......................................                1,235                   397
                                                                                                     --------              --------

Cash flows from investing activities:
       Proceeds from maturities and sales of
         investment securities - hold to maturity ......................................               11,990                 3,267
       Purchases of investment securities - hold to maturity ...........................               (7,766)               (4,446)
       Proceeds from maturities and sales of
         investment securities - available for sale ....................................                7,202                 2,165
       Purchases of investment securities - available for sale .........................              (10,970)               (4,758)
       (Increase) in interest bearing deposits .........................................               (1,592)               (1,176)
       Net increase in loans to customers ..............................................              (10,581)              (11,721)
       Purchase of premises and equipment ..............................................                 (873)                 (105)
                                                                                                     --------              --------
          Net cash (used) in investing activities ......................................              (12,590)              (16,774)
                                                                                                     --------              --------

Cash flows from financing activities:
       Net increase in demand, savings, & time deposits ................................                9,167                17,731
       Net increase  (decrease) in federal funds purchased
          and securities sold under agreement to repurchase.............................                  (92)                4,394

       Sale of common stock ............................................................                4,462                     -
       Cost of stock sale & dividend reinvestment program ..............................                    -                    (9)
       Proceeds of FHLB advances .......................................................                8,500                     -
       Dividends .......................................................................                 (215)                 (197)
                                                                                                     --------              --------
         Net cash provided by financing activities .....................................               21,822                21,919
                                                                                                     --------              --------

Net increase in cash and due from other
       financial institutions ..........................................................               10,467                 5,542
Cash and due from other financial institutions -
       beginning of period .............................................................                5,122                 6,649
                                                                                                     --------              --------
Cash and due from other financial institutions -
       end of period ...................................................................             $ 15,589              $ 12,191
                                                                                                     ========              ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

Notes to Unaudited Financial Statements

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

                                                                                      Before-Tax            Tax           Net-of-Tax
                                                                                        Amount           (Expense)          Amount
                                                                                                        or Benefit
Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during period ...................          $(40,000)          $14,000          $(26,000)
  Less: reclassification adjustment
      for gains (losses) realized in net income..............................                 -                 -                 -
                                                                                       --------           -------          --------
  Net unrealized gains (losses) .............................................           (40,000)           14,000           (26,000)
                                                                                       --------           -------          --------
 Other comprehensive income (loss), June 30, 1997 ...........................          $(40,000)          $14,000          $(26,000)
                                                                                       ========           =======          ========

Unrealized gains (losses) on securities:
  Unrealized holding gains (losses) arising during period ...................          $  1,000           $     0          $  1,000
  Less: reclassification adjustment
      for gains (losses) realized in net income..............................                 -                 -                 -
                                                                                       --------           -------          --------

   Net unrealized gains (losses) ............................................             1,000                 0             1,000
                                                                                       --------           -------          --------
Other comprehensive income (loss), June 30, 1998 ............................          $  1,000           $     0          $  1,000
                                                                                       ========           =======          ========

      COMMUNITY BANKSHARES, INC. - AVERAGE BALANCE SHEETS, YIELDS AND RATES


    Six months ended June 30,                                     1998                                       1997
    (unaudited)                                                 Interest                                   Interest
                                                  Average        Income/       Yields/       Average       Income/      Yields/
Assets                                            Balance        Expense        Rates        Balance       Expense       Rates
                                                  -------        -------        -----        -------       -------       -----
                                                                         (Dollar amounts in thousands)
    Interest bearing deposits ............         $  2,396      $    68         5.68%      $  1,171        $    34      5.81%
    Investment securities taxable ........           29,849          951         6.37%        25,989            804      6.19%
    Investment securities--tax exempt ....              314            6         5.79%           412              9      6.62%
    Federal funds sold ...................            5,294          144         5.44%         3,578             94      5.25%
    Loans receivable .....................           96,812        4,539         9.38%        75,329          3,546      9.41%
                                                   --------      -------         ----       --------        -------      ----

    Total interest earning assets ........          134,665        5,708         8.48%       106,479          4,487      8.43%

    Cash and due from banks ..............            5,868                                    4,810
    Allowance for loan losses ............           (1,201)                                    (942)
    Premises and equipment ...............            3,151                                    2,837
    Other assets .........................            1,619                                    1,447
                                                   --------                                 --------

Total assets .............................         $144,102                                 $114,631
                                                   ========                                 ========


Liabilities and Shareholders' Equity

    Interest bearing deposits
    Savings ..............................         $ 18,964       $  327         3.45%      $ 18,651         $  313      3.36%
    Interest bearing transaction accounts            13,491          128         1.90%        11,244            105      1.87%
    Time deposits ........................           70,300        1,916         5.45%        53,675          1,435      5.35%
                                                   --------       ------         ----       --------         ------      ----

    Total interest bearing deposits ......          102,755        2,371         4.61%        83,570          1,853      4.43%
    Short term borrowing .................            2,447           49         4.00%         3,142             61      3.88%
    FHLB advances ........................            4,302          128         5.95%         1,123             37      6.59%
                                                   --------       ------         ----       --------         ------      ----
    Total interest bearing liabilities ...          109,504        2,548         4.65%        87,835          1,951      4.44%

    Noninterest bearing demand deposits ..           18,126                                   13,913
    Other liabilities ....................              899                                      757
    Shareholders' equity .................           15,573                                   12,126
                                                   --------                                 --------

Total liabilities and shareholders' equity         $144,102                                 $114,631
                                                   ========                                 ========


    Interest rate spread .................                                       3.83%                                   3.99%

    Net interest income and net yield on earning assets           $3,160         4.69%                       $2,536      4.76%
                                                                  ======         ====                        ======      ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

          Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation cautions readers that forward looking statements, including without limitation, those relating to the Corporation's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Corporation's reports filed with the Securities and Exchange Commission.

Florence National Bank

          Community Bankshares, Inc. entered into an agreement with six local business people in the Florence, South Carolina community to sponsor the formation of a new national bank. CBI has assisted in the process of submitting an application for a bank charter to the Comptroller of the Currency and preliminary approval was obtained in November 1997 to begin the organization process. Final approval to open was obtained in later June 1998 from the Comptroller. Various other regulatory agencies, including the Federal Reserve and the Federal Deposit Insurance Corporation, were required to review and approve plans for the new bank and acquisition of the new bank by CBI. The bank opened for business on Monday, July 6, 1998.

          From March to July 1998 CBI sold to the public 300,000 shares of its common stock. This public sale raised $4.6 million. The company also raised additional capital through the sale of restricted shares to the organizers of the Florence bank. In total, the company raised $5.4 million, of which $4.5 million was used to capitalize the new bank.

Year 2000

          The change in date from 1999 to 2000 poses potential problems for many computer systems around the world. Certain of the Corporation's systems may be affected by this so-called millennium bug. CBI is investigating the extent to which its systems are affected and communicating with all of its computer vendors concerning timely completion of remedies for those systems that require modification. The Corporation is also communicating with third parties on which it relies to assess their progress in evaluating their systems and implementing any corrective measures and has formed a committee to coordinate its Year 2000 activities. Management estimates that the costs of Year 2000 compliance will range between $200,000 and $250,000, and will be funded with internally generated resources. The Corporation has been taking and will continue to pursue reasonably necessary steps to protect its operations and assets.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Net Income

          For the six months ended June 30, 1998, CBI earned a consolidated profit of $847,000, compared to $547,000 for the comparable period of 1997, an increase of 54.8% or $300,000. Basic earnings per share were $.31 in the 1998 period, compared to $.21 for the 1997 period, an increase of 47.6%.

          For the six months ended June 30, 1998, Orangeburg National Bank reported a profit of $805,000, compared to $673,000 for the comparable period of 1997, an increase of 19.6% or $132,000.

          For the six months ended June 30, 1997, Sumter National Bank reported a profit of $53,000, compared to an after tax loss of $144,000 for the comparable period of 1997, an improvement of $197,000.

          As noted above, consolidated net income for the six months ended June 30, 1998, increased from the prior year by 54.8% or $300,000. The major components of this increase are discussed below. Net interest income before provision for loan losses for the six months ended June 30, 1998, increased to $3,160,000, compared to $2,536,000 for the same period in 1997, an increase of 24.6% or $624,000. For the 1998 period, the provision for loan losses was $188,000, compared to $177,000 for the 1997 period, an increase of 6.2% or $11,000. Non-interest income for the 1998 period increased to $491,000 from $363,000 for the 1997 period, a 35.2% or $128,000 increase. Non-interest expense increased to $2,202,000 from $1,925,000, a 14.4% or $277,000 increase.

Profitability

          One of the best ways to review earnings is through the ROA (return on average assets) and the ROE (return on average equity). Return on assets is the income for the period divided by the average assets for the period, annualized. Return on equity is the income for the period divided by the average equity for the period, annualized. Based on operating results for the six months ended June 30, 1998 and 1997, the following table is presented.

                                      Period ended June 30,
                                        1998         1997
                                     (dollars in thousands)
Average assets                       $144,102     $114,631
ROA                                     1.18%        0.95%
Average equity                        $15,573      $12,126
ROE                                    10.88%        9.02%
Net income                               $847         $547

          Average equity and average assets were substantially greater for the 1998 period than they were for the 1997 period primarily as the result of the sale of stock to capitalize the new bank in Florence and the deposit taking and borrowing activities of the Sumter and Orangeburg banks, respectively.

Net interest income

          Net interest income, the major component of CBI's income, is the amount by which interest and fees on interest earning assets exceed the interest paid on interest bearing deposits and other interest bearing funds. During the first six months of 1998, net interest income after provision for loan losses increased to $2,972,000 from $2,359,000, a 26% or $613,000 increase over the comparable period of 1997. This improvement was the result of an increase in the volume of earning assets at both banks.

Interest Income

          Elsewhere in this report is a table comparing the average balances, yields, and rates for the interest rate sensitive segments of the company's balance sheet for the six month periods ended June 30, 1998 and 1997. A discussion of that table follows.

          Total interest income for the six months ended June 30, 1998, was $5,708,000 compared with $4,487,000 for the same period in 1997, a 27.2% or $1,221,000 increase. The yield on earning assets for the 1998 period was 8.48%, up from 8.43.% for the 1997 period. Total average interest earning assets for the six months ended June 30, 1998, were $134,665,000, up from $106,479,000 for the same period in 1997, an increase of 26.5% or $28,186,000.

          The loan portfolio earned $4,539,000 for the six months ended June 30, 1998, up from $3,546,000 for the same period of 1997, a 28% or $993,000 increase. The 1998 yield decreased slightly to 9.38% from 9.41% for the 1997 period. Market rates have been stable during the periods. The average size of the loan portfolio was $96,812,000 for the 1998 period, up from $75,329,000 for the same period of 1997, an increase of 28.5% or $21,483,000.

          The taxable investment portfolio earned $951,000 for the six months ended June 30, 1998, up from $804,000 for the 1997 period, an 18.3% or $147,000 increase. The yield increased to 6.37% in the 1998 period from 6.19% in the 1997 period. The average size of the portfolio increased to $29,849,000 in the 1998 period from $25,989,000 in the 1997 period, an increase of 14.8% or $3,860,000.

          The tax exempt investment portfolio continues to be a relatively small part of the portfolio, it earned $6,000 for the six months ended June 30, 1998, compared to $9,000 for the 1997 period, a decline of 33.3% or $3,000. The yield on the portfolio was 5.79% (on a fully taxable equivalent basis), down from the prior year's 6.62%. The average size of the portfolio decreased to $314,000 for the 1998 period from $412,000 in the 1997 period, a decrease of 23.8% or $98,000.

          Interest bearing deposits in other banks contributed $68,000 for the six months ended June 30, 1998, compared to $34,000 during the prior year, an increase of 100% or $34,000. The yield on these deposits decreased to 5.68% for the 1998 period from 5.81% in the 1997 period. CBI averaged $2,396,000 in interest bearing balances in the 1998 period compared to $1,171,000 in the 1997 period, an increase of 104% or $1,225,000.

          Federal funds sold earned $144,000 for the six months ended June 30, 1998, compared to $94,000 the prior year, an increase of 53.2% or $50,000. Yields increased to 5.44% for the period ended June 30, 1998, from 5.25% for the 1997 period. For the 1998 period, CBI increased its average volume in federal funds sold to $5,294,000 from $3,578,000 for the 1997 period, a 48% or $1,716,000 increase.


Interest expense

          Interest expense increased for the six months ended June 30, 1998, to $2,548,000 from the prior year's $1,951,000, a 30.6% or $597,000 increase. The volume of interest bearing liabilities increased to $109,504,000 for the period ended June 30, 1998, from $87,835,000 for the 1997 period, a 24.7% or
$21,669,000 increase. The average rate CBI paid for interest bearing liabilities during the 1998 period was 4.65%, up from 4.44% for the 1997 period.

          The cost of savings accounts increased to $327,000 for the six months ended June 30, 1998 from $313,000 in the 1997 period, a 4.4% or $14,000 increase. Average savings deposit balances increased to $18,964,000 for the period ended June 30, 1998, from $18,651,000 for the 1997 period, an increase of 1% or $313,000. The average rate paid on these funds increased to 3.45% from 3.36%.

          Interest bearing transaction accounts cost $128,000 for the six months ended June 30, 1998, increased from the prior year's $105,000, an increase of 21.9% or $23,000. The volume of these deposits increased to $13,491,000 for the period ended June 30, 1998, from $11,244,000 for the 1997 period, a 20% or $2,247,000 increase. The average rate paid on these funds for the period ended June 30, 1998, increased to 1.90% from 1.87% for the 1997 period.

          Time deposits cost $1,916,000 for the six months ended June 30, 1998, up from $1,435,000 in the 1997 period, an increase of 33.5% or $481,000. The volume increased to $70,300,000 for the period ended June 30, 1998, from $53,675,000 for the 1997 period, a 31% or $16,625,000 increase. The average rate paid on these funds increased to 5.45% for the period ended June 30, 1998, from 5.35% for the 1997 period.

          Short term borrowing consists of federal funds purchased and securities sold under agreements to repurchase. This is a relatively small and volatile part of the balance sheet. It cost $49,000 for the six months ended June 30, 1998, down from $61,000 for the 1997 period, a 19.7% or $12,000 decrease. The volume of these funds decreased to $2,447,000 in the 1998 period from $3,142,000 in the 1997 period, a decrease of 22.1% or $695,000. The average rate paid on these funds increased to 4% from 3.88%.

          Borrowings from the Federal Home Loan Bank cost $128,000 for the six months ended June 30, 1998, compared to $37,000 for the 1997 period, a 246% or $91,000 increase. The advances averaged $4,302,000 during the 1998 period, compared to $1,123,000 for the prior year period, a 283% or $3,179,000 increase. The average rate paid on these funds decreased to 5.95% from 6.59%.


Non-Interest Income

          Non-interest income for the six months ended June 30, 1997 grew to $491,000 from $363,000 in the 1997 period, a 35.3% or $128,0000 increase. This increase was generated by substantial increases in service charge and returned check fee income at both banks.



Non-Interest Expense

          For the six months ended June 30, 1998 non-interest expenses increased to $2,202,000 from $1,925,000 for the 1997 period, a 14.4% or $277,000 increase.

          For the six months ended June 30, 1998 personnel costs were $1,311,000 compared to $1,133,000 for the 1997 period, a 15.7% or $178,000 increase.

          Premises and equipment expense for the 1998 period were $276,000 compared to $249,000 for the 1997 period, an increase of 10.8% or $27,000.

          Other costs for the 1998 period were $615,000 compared to $543,000 for the 1997 period, an increase of 12.8% or $72,000.


Income Taxes

          CBI provided $414,000 for federal and state income taxes during the six months ended June 30, 1998, compared to $250,000 for the same period in 1997, a 65.6% or $164,000 increase.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 1998 AND 1997

Net Income

          For the quarter ended June 30, 1998, CBI earned a consolidated profit of $448,000, compared to $314,000 for the comparable period of 1997, an increase of 42.7% or $134,000. Basic earnings per share were $.16 in the 1998 period, compared to $.12 for the 1997 period, an increase of 33.3%.

          As noted above, consolidated net income for the quarter ended June 30, 1998, increased from the prior year by 42.7% or $134,000. The major components of this increase are discussed below. Net interest income before provision for loan losses for the quarter ended June 30, 1998, increased to $1,649,000, compared to $1,352,000 for the same period in 1997, an increase of 22% or $297,000. For the same period, the provision for loan losses was $97,000, compared to $93,000 for the 1997 period, an increase of 4.3% or $4,000. Non-interest income for the 1998 period increased to $261,000 from $190,000 for the 1997 period, a 37.4% or $71,000 increase. Non-interest expense increased to $1,143,000 from $1,005,000, a 13.7% or $138,000 increase.


Net interest income

          Net interest income, the major component of CBI's income, is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. During the quarter ended June 30, 1998, net interest income after provision for loan losses increased to $1,552,000 from $1,259,000, a 23.2% or $293,000 increase over the comparable period of 1997.

Interest Income

          Total interest income for the second quarter of 1998 was $2,944,000 compared with $2,389,000 for the same period in 1997, a 23.2% or $555,000 increase.

          The loan portfolio earned $2,336,000 for the second quarter in 1998, up from $1,883,000 for the same period of 1997, a 24% or $453,000 increase.

          The investment portfolio earned $492,000 for the second quarter in 1998, up from $424,000 for the 1997 period, a 16% or $68,000 increase.

          Interest bearing deposits in other banks contributed $30,000 for the second quarter of 1998, compared to $23,000 during the prior year, an increase of 30.4% or $7,000.

          Federal funds sold earned $86,000 for the second quarter of 1998 compared to $59,000 the prior year, an increase of 45.7% or $27,000.

Interest expense

          Interest  expense   increased  for  the  second  quarter  of  1998  to
$1,295,000 from the prior year's $1,037,000, a 24.9% or $258,000 increase.

CHANGES IN FINANCIAL POSITION

Investment portfolio

          The investment portfolio is comprised of a held-to-maturity and an available-for-sale portion. CBI and its two banks usually purchase short term issues of U. S Treasury and U. S. Government agency securities for investment purposes. At June 30, 1998, the held-to-maturity portfolio totaled $13,098,000 compared to $17,311,000 at December 31, 1997, a decrease of 24.3% or $4,213,000.
At June 30, 1998, the available-for-sale portfolio totaled $19,402,000 compared to $15,141,000 at December 31, 1997, an increase of 28.1% or $4,261,000. The following chart summarizes the investment portfolios at June 30, 1998, and December 31, 1997.

                                                                 June 30, 1998
                                                                 -------------
                                                                        Held to maturity                   Available for sale
                                                                        ----------------                   ------------------
                                                                  Amortized cost      Fair value       Amortized cost     Fair value
                                                                  --------------      ----------       --------------     ----------
                                                                                          (dollars in thousands)
U. S. Government and federal agencies ..................            $12,845            $12,867            $17,961            $17,997
Tax exempt securities ..................................                253                254                  -                  -
Other equity securities ................................                  -                  -              1,441              1,442
                                                                    -------            -------            -------            -------
Total ..................................................            $13,098            $13,121            $19,402            $19,439
                                                                    =======            =======            =======            =======

Unrealized gain ........................................            $    23                               $    37
                                                                    =======                               =======

                                                                 December 31, 1997
                                                                 -----------------
                                                                        Held to maturity                   Available for sale
                                                                        ----------------                   ------------------
                                                                  Amortized cost      Fair value       Amortized cost     Fair value
                                                                  --------------      ----------       --------------     ----------
                                                                                             (dollars in thousands)
U. S. Government and federal agencies ..................            $16,906            $16,923            $14,413            $14,444
Tax exempt securities ..................................                405                408                  -                  -
Other equity securities ................................                  -                  -                697                697
                                                                    -------            -------            -------            -------
Total ..................................................            $17,311            $17,331            $15,110            $15,141
                                                                    =======            =======            =======            =======

Unrealized gain ........................................            $    20                               $    31
                                                                    =======                               =======



Loan portfolio

          The loan portfolio is primarily consumer and small business oriented. At June 30, 1998, the loan portfolio was $102,474,000, compared to $91,951,000 at December 31, 1997, an 11.4% or $10,523,000 increase. The following chart summarizes the loan portfolio at June 30, 1998, and December 31, 1997.

                                                Jun. 30, 1998   Dec. 31, 1997
                                                -------------   -------------
                                                   (dollars in thousands)
Real estate ................................        $58,951         $53,297
Commercial .................................         26,791          22,306
Loans to individuals .......................         16,732          16,348
                                                   --------         -------
Total ......................................       $102,474         $91,951
                                                   ========         =======



Past Due and Non-Performing Assets and the Allowance for Loan Losses

          CBI closely monitors past due loans and loans that are in non-accrual status and other real estate owned. Below is a summary of past due and non-performing assets at June 30, 1998, and December 31, 1997.

                                                    June 30,      Dec. 31,
                                                      1998          1997
                                                      ----          ----
                                                    (dollars in thousands)
Past due 90 days and accruing loans .............      $99          $  -
Non-accrual loans ...............................      $75          $ 81
Impaired loans (included in nonaccrual) .........      $75          $ 81
Other real estate owned .........................      $84          $132

          Management considers the past due and non-accrual amounts at June 30, 1998 to be reasonable and manageable in the normal course of business.

          CBI had no restructured loans during any of the above listed periods.

          CBI's   activity  with  its  allowance  for  loan  losses  reserve  is summarized below.


                                                 June 30, 1998     Dec. 31, 1997
                                                 -------------     -------------
                                                       (dollars in thousands

Allowance at beginning of period                   $1,140              $876
Provision expense                                     188               359
Net charge offs                                       (58)              (95)
                                                   ------            ------
Allowance at end of period                         $1,270            $1,140
                                                   ======            ======
Allowance as a percent of
 outstanding loans                                   1.24%             1.24%

          In reviewing the adequacy of the allowance for loan losses at the end of each period, management considers historical loan loss experience, current economic condition, loans outstanding, trends in non-performing and delinquent loans, and the quality of collateral securing problem loans. After charging off all known losses, management considers the allowance adequate to provide for estimated future losses inherent in the loan portfolio at June 30, 1998.

Deposits

          Deposits were $126,334,000 at June 30, 1998,  compared to $117,167,000 at December 31, 1997, an increase of 7.8% or $9,167,000.

          Time deposits greater than $100,000 were $21,770,000 at June 30, 1998, compared to $21,428,000 at December 31, 1997, an increase of 1.6% or $342,000.

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

          CBI has a demonstrated ability to attract deposits from its markets. Deposits have grown from $30 million in 1989 to over $126 million in 1998. This stable, growing base of deposits is the major source of operating liquidity.

          CBI's long term liquidity needs are expected to be primarily affected by the maturing of long-term certificates of deposit. At June 30, 1998, CBI had approximately $14 million and $0 in certificates of deposit maturing in one to five years and over five years, respectively. CBI's assets maturing or repricing in the same periods were $56 million and $26 million, respectively. CBI expects to be able to manage its current balance sheet structure without experiencing any material liquidity problems.

          In the opinion of management, CBI's current and projected liquidity position is adequate.


Capital resources

          As summarized in the table below, CBI maintains a strong capital position.

                                               June 30, 1998       Dec. 31, 1997
                                               -------------       -------------
Tier 1 capital to average total assets             12.54%               9.60%
Tier 1 capital to risk weighted assets             17.18%              14.10%
Total capital to risk weighted assets              18.39%              15.30%

          Banks are required to maintain a minimum risk weighted capital ratio of at least 8%.

          The improvement in the capital ratios for the company are the result of improvement in earnings and the sale of common stock conducted during the first half of 1998.

          In the opinion of management, the Company's current and projected capital positions are adequate.


Shareholders' equity

          At June 30, 1998 the common stock account totaled $13,618,000, compared to $9,156,000 at December 31, 1997. This $4,462,000 increase was the result of stock sales conducted during the first and second quarters of 1998. The primary purpose of the stock sale was to generate funds needed to capitalize Florence National Bank.


Part II--Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

CBI had an Annual Meeting of Shareholders on June 29, 1998.

The following persons were elected to the Board:

Three year term: Anna O.  Dantzler,  William H. Nock,  Samuel F. Reid,  Jr., and
                 William W. Traynham.

The other item approved was the ratification of J. W. Hunt and Co., Certified Public Accountants, as outside auditors for CBI for the year ended December 31, 1998.

The vote tally was as follows:

                                                       Total number      Voting for     Voting against     Abstaining     Not voting
                                                        of shares                       or to withhold
                                                    eligible to vote                      authority
 Election of directors
     Anna O. Dantlzer                                  2,854,326          2,077,044          28,685                          748,597
      William H. Nock                                  2,854,326          2,104,244           1,485                          748,597
    Samuel F. Reid, Jr                                 2,854,326          2,104,244           1,485                          748,597
    William W. Traynham                                2,854,326          2,104,141           1,588                          748,597
Ratification of J. W. Hunt                             2,854,326          2,083,389             300          21,740          748,597
       (accountants)


          The following persons continued their terms as directors: E. J. Ayers, Jr., Martha Rose Carson, J. M. Guthrie, Hugo S. Sims, Jr., J. Otto Warren, Jr., Russell S. Wolfe, II, Michael A. Wolfe, Phil P. Leventis and Alvis J. Bynum.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit Index

Exhibit No.(from         Description
item 601 of S-B)

(27)                     Financial Data Schedule

b)  None.


Signatures

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         DATED: August 7, 1998

COMMUNITY BANKSHARES, INC.

By:  s/  Hugo S. Sims, Jr.,
     ------------------------------
          Hugo S. Sims, Jr.,
          Chief Executive Officer

By:  s/  William W. Traynham
     ------------------------------
          William W. Traynham
          President and Chief Financial Officer
          (Principal Accounting Officer)