Form 10QSB
period 1998-09-30
COMMUNITY BANKSHARES INC /SC/
filed 1998-11-13
CIK 894508

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1998         File number: 000-22054



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

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,044,668 shares of common stock outstanding as of October 30, 1998.

                                         10-QSB TABLE OF CONTENTS

                                        Part I-Financial Statements                           Page

      Item 1       Financial Statements .................................................      3

      Item 2       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations ................................................      9


                                         Part II-Other Information

      Item 6       Exhibits and Reports on Form 8-K .....................................     19


            COMMUNITY BANKSHARES, INC. - CONSOLIDATED BALANCE SHEETS

                                                                                                    UNAUDITED
                                                                                                   September 30         December 31,
        ASSETS                                                                                         1998                  1997
                                                                                                       ----                  ----
                                                                                                     (dollar amounts in thousands)
Cash and due from other financial institutions:
    Non-interest bearing ...........................................................              $   7,230               $   4,062
    Federal funds sold .............................................................                 17,260                   1,060
                                                                                                  ---------               ---------
        Total cash and cash equivalents ............................................                 24,490                   5,122
Interest bearing deposits in other banks ...........................................                  2,156                   1,238
Investment securities:
    Securities held to maturity ....................................................                 13,545                  17,311
    Securities available for sale ..................................................                 14,427                  15,141
Loans held for resale ..............................................................                    804                     358

Loans ..............................................................................                109,610                  91,951
    Less, allowance for loan losses ................................................                 (1,364)                 (1,140)
                                                                                                  ---------               ---------
        Net loans ..................................................................                108,246                  90,811
                                                                                                  ---------               ---------

Premises and equipment .............................................................                  3,941                   2,733
Accrued interest  receivable .......................................................                  1,150                   1,168
Deferred income taxes ..............................................................                    360                     351
Other assets .......................................................................                    651                     341
                                                                                                  ---------               ---------
        Total assets ...............................................................              $ 169,770               $ 134,574
                                                                                                  =========               =========

        LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
    Non-interest bearing ...........................................................              $  20,461               $  17,003
    Interest bearing ...............................................................                116,818                 100,164
                                                                                                  ---------               ---------
        Total deposits .............................................................                137,279                 117,167
Federal funds purchased and securities
    sold under agreements to repurchase ............................................                  2,820                   2,551
Federal Home Loan Bank advances ....................................................                  9,490                   1,060
Other liabilities ..................................................................                    919                     759
                                                                                                  ---------               ---------
        Total liabilities ..........................................................                150,508                 121,537
                                                                                                  ---------               ---------
Shareholders' equity:
    Common stock
        No par, authorized shares 12,000,000, issued and ...........................                 14,626                   9,156
        outstanding 2,934,916 in 1998 and 2,634,676 in 1997
    Retained earnings ..............................................................                  4,589                   3,861
    Unrealized gain on securities available for sale ...............................                     47                      20
                                                                                                  ---------               ---------
        Total shareholders' equity .................................................                 19,262                  13,037
                                                                                                  ---------               ---------
        Total liabilities and shareholders' equity .................................              $ 169,770               $ 134,574
                                                                                                  =========               =========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

        COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENT OF CHANGES I
                              SHAREHOLDERS' EQUITY
              for the nine months ended September 30, 1998 and 1997

                                     Common        Common Stock       Retained         Accumulated            Total
                                     Shares                           Earnings            Other           Stockholders'
                                                                                      Comprehensive           Equity
                                                                                      Income (Loss)
                                                   (dollar amounts in thousands)
Balances at Dec. 31, 1996 .......    2,626,476           $9,064           $3,040               $-              $12,104
Comprehensive income:
     Net income .................                                            872                                   872
Other comprehensive income (loss)
 net of tax:
     Unrealized gain (loss) on ..                                                               5                    5
     securities
     Cost of dividend ...........            -               (9)                                                    (9)
     reinvestment plan
     Dividends paid .............                                           (395)                                 (395)
                                     ---------          -------           ------              ---              -------
Balances at Sept. 30, 1997 ......    2,626,476           $9,055           $3,517              $ 5              $12,577
                                     =========          =======           ======              ===              =======

Balances at Dec. 31, 1997 .......    2,634,676           $9,156           $3,861              $20              $13,037
Comprehensive income:
     Net income .................                                          1,182                                 1,182
Other comprehensive income (loss)
 net of tax:
     Unrealized gain (loss) on ..                                                              27                   27
     securities
     Issuance of common .........      300,240            5,470                                                  5,470
     stock
     Dividends paid .............                                           (454)                                 (454)
                                     ---------          -------           ------              ---              -------
Balances at Sept. 30, 1998 ......    2,934,916          $14,626           $4,589              $47              $19,262
                                     =========          =======           ======              ===              =======

         COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF INCOME

                                                                      Nine months ended Sept. 30,          Quarter ended Sept. 30,
                                                                        1998               1997            1998              1997
                                                                     UNAUDITED          UNAUDITED       UNAUDITED          UNAUDITED
                                                                     ---------          ---------       ---------          ---------
                                                                                        (dollar amounts in thousands)
Interest and dividend income:
    Interest and fees on loans .............................        $    7,027        $    5,544        $    2,488        $    1,998
    Deposits with other financial institutions .............                98                54                30                20
    Investment securities:
      Interest - U. S. Treasury and
        U. S. Government Agencies ..........................             1,398             1,269               471               478
      Dividends ............................................                58                32                28                10
                                                                    ----------        ----------        ----------        ----------
         Total investment securities .......................             1,456             1,301               499               488
                                                                    ----------        ----------        ----------        ----------
    Federal funds sold and securities
      purchased under agreements to resell .................               328               183               184                89
                                                                    ----------        ----------        ----------        ----------
         Total interest and dividend income ................             8,909             7,082             3,201             2,595
                                                                    ----------        ----------        ----------        ----------
Interest expense:
    Deposits:
      Certificates of deposit of $100,000 or ...............               909               624               301               251
    more
      Other ................................................             2,771             2,338             1,008               858
                                                                    ----------        ----------        ----------        ----------
         Total .............................................             3,680             2,962             1,309             1,109
         deposits
    Federal funds purchased and securities
      sold under agreements to repurchase ..................                76               118                27                57
    Federal Home Loan Bank advances ........................               258                55               130                18
                                                                    ----------        ----------        ----------        ----------
         Total interest expense ............................             4,014             3,135             1,466             1,184
                                                                    ----------        ----------        ----------        ----------
Net interest income ........................................             4,895             3,947             1,735             1,411
Provision for loan losses ..................................               324               258               136                81
                                                                    ----------        ----------        ----------        ----------
Net interest income after provision for loan losses.........             4,571             3,689             1,599             1,330
                                                                    ----------        ----------        ----------        ----------
Non-interest income:
    Service charges on deposit accounts ....................               572               399               196               146
    Other ..................................................               213               160                98                50
                                                                    ----------        ----------        ----------        ----------
         Total non-interest income .........................               785               559               294               196
                                                                    ----------        ----------        ----------        ----------
Non-interest expense:
    Salaries and employee benefits .........................             2,022             1,738               711               605
    Premises and equipment .................................               480               384               204               135
    Other ..................................................             1,071               826               456               283
                                                                    ----------        ----------        ----------        ----------
         Total non-interest expense ........................             3,573             2,948             1,371             1,023
                                                                    ----------        ----------        ----------        ----------
Net income before taxes ....................................             1,783             1,300               522               503
Provision for income taxes .................................               601               428               187               178
                                                                    ----------        ----------        ----------        ----------
Net income .................................................        $    1,182        $      872        $      335        $      325
                                                                    ==========        ==========        ==========        ==========

Basic earnings per common share:
    Weighted average shares outstanding ....................         2,844,521         2,626,476         2,803,798         2,626,476
                                                                    ==========        ==========        ==========        ==========
    Net income per common share ............................        $     0.42        $     0.33        $     0.12        $     0.12
                                                                    ==========        ==========        ==========        ==========
Diluted earnings per common share:
    Weighted average shares outstanding ....................         2,902,226         2,670,299         2,882,541         2,670,299
                                                                    ==========        ==========        ==========        ==========
    Net income per common share ............................        $     0.41        $     0.33        $     0.12        $     0.12
                                                                    ==========        ==========        ==========        ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

        COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                     Nine months ended September 30,
                                                                                                       1998                   1997
                                                                                                    UNAUDITED              UNAUDITED
                                                                                                    ---------              ---------
                                                                                                      (dollar amounts in thousands)
Cash flows from operating activities:
Net income ...........................................................................              $  1,182               $    872
Adjustments to reconcile net income
  to net cash used in operating
  activities:
        Depreciation .................................................................                   268                    227
        Provision for loan losses ....................................................                   324                    258
        Accretion of discounts and
          amortization of premiums -
          investment securities - net ................................................                   (11)                   (86)
Changes in assets and liabilities:
        Proceeds of sale of loans held for resale ....................................                 7,253                  3,614
        Origination of loans held for resale .........................................                (7,700)                (3,420)
        (Increase) decrease in interest receivable ...................................                    18                   (286)
        (Increase) decrease in other assets ..........................................                  (192)                   131
        Increase in other liabilities ................................................                   160                    101
                                                                                                    --------               --------
        Net cash provided by operating activities ....................................                 1,302                  1,411
                                                                                                    --------               --------

Cash flows from investing activities:
        Net increase in interest bearing deposits ....................................                  (918)                  (910)
        Proceeds from maturities of
          investment securities - held to maturity ...................................                17,677                  5,036
        Purchases of investment securities - held to maturity ........................               (14,125)                (7,381)
        Proceeds from maturities of
          investment securities - available for sale .................................                14,946                  3,724
        Purchases of investment securities - avail. for sale .........................               (13,979)                (6,741)
        Net (increase) in loans to customers .........................................               (17,759)               (17,924)
        Purchase of premises and equipment ...........................................                (1,412)                  (163)
        Net (increase) in other real estate ..........................................                  (191)                     -
                                                                                                    --------               --------
          Net cash (used) in investing activities ....................................               (15,761)               (24,359)
                                                                                                    --------               --------

Cash flows from financing activities:
        Net increase in demand, savings, and time deposits ...........................                20,112                 24,973
        Net increase in federal funds purchased and
          securities sold under agreements to repurchase .............................                   269                  6,216
        Increase (decrease) in Federal Home Loan Bank ................................                 8,430                    (70)
        Sale of common stock .........................................................                 5,470                      -
        Cost of stock sale ...........................................................                     -                     (9)
        Dividends paid in cash .......................................................                  (454)                  (395)
                                                                                                    --------               --------
          Net cash provided by financing activities ..................................                33,827                 30,715
                                                                                                    --------               --------
Net increase in cash and due from other
        financial institutions .......................................................                19,368                  7,767
Cash and due from other financial institutions -
        beginning of period ..........................................................                 5,122                  6,649
                                                                                                    --------               --------
Cash and due from other financial institutions -
        end of period ................................................................              $ 24,490               $ 14,416
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

Principles of Consolidation

          The consolidated financial statements include the accounts of Community Bankshares, Inc. (CBI), the parent company, and Orangeburg National Bank, Sumter National Bank, and Florence National Bank, its wholly-owned subsidiaries. The consolidated financial statements also include the pre-opening activities for Florence National Bank. All significant intercompany items have been eliminated in the consolidated statements.

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

                  Nine Months Ended September 30, 1997 and 1998

                                                                                    Before-Tax       Tax (Expense)        Net-of-Tax
                                                                                      Amount           or Benefit           Amount
                                                                                      ------           ----------           ------

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising ...............................            $ 7,575            $ (2,575)            $ 5,000
during period
Less: reclassification adjustment for gains (losses)
     Realized in net income
                                                                                     -------            --------             -------
Net unrealized gains (losses) ...........................................              7,575              (2,575)              5,000
                                                                                     -------            --------             -------
Other comprehensive income, Sept. 30, 1997 ..............................            $ 7,575            $ (2,575)            $ 5,000
                                                                                     =======            ========             =======

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during ........................            $40,909            $(13,909)            $27,000
period
Less: reclassification adjustment for gains (losses)
     realized in net income
                                                                                     -------            --------             -------
Net unrealized gains (losses) ...........................................             40,909             (13,909)             27,000
                                                                                     -------            --------             -------
Other comprehensive income, Sept. 30, 1998 ..............................            $40,909            $(13,909)            $27,000
                                                                                     =======            ========             =======


      COMMUNITY BANKSHARES, INC. - AVERAGE BALANCE SHEETS, YIELDS AND RATES


    Nine months ended September 30,                               1998                                    1997
    (unaudited)                                                Interest                                 Interest
                                                  Average      Income/         Yields/       Average     Income/         Yields/
Assets                                            Balance      Expense          Rates         Balance    Expense           Rates
                                                  -------      -------          -----         -------    -------           -----
                                                                         (Dollar amounts in thousands)
    Interest bearing deposits ...............    $  2,360      $   98            5.54%    $  1,251       $   54            5.76%
    Investment securities taxable ...........      29,950       1,447            6.44%      27,612        1,288            6.22%
    Investment securities--tax exempt .......         294           9            6.18%         411           13            6.39%
    Federal funds sold ......................       7,837         328            5.58%       4,543          183            5.37%
    Loans receivable ........................      99,995       7,027            9.37%      78,252        5,544            9.45%
                                                 --------      ------            ----     --------       ------            ----

    Total interest earning assets ...........     140,436       8,909            8.46%     112,069        7,082            8.43%

    Cash and due from banks .................       6,257                                    4,929
    Allowance for loan losses ...............      (1,238)                                    (978)
    Premises and equipment ..................       3,425                                    2,831
    Other assets ............................       1,679                                    1,543
                                                 --------                                 --------

Total assets ................................    $150,559                                 $120,394
                                                 ========                                 ========

Liabilities and Shareholders' Equity

    Interest bearing deposits
    Savings .................................    $ 20,356      $  537            3.52%    $ 19,267       $  495            3.43%
    Interest bearing transaction accounts ...      13,617         192            1.88%      11,623          164            1.88%
    Time deposits ...........................      71,821       2,951            5.48%      56,849        2,303            5.40%
                                                 --------      ------            ----     --------       ------            ----

    Total interest bearing deposits .........     105,794       3,680            4.64%      87,739        2,962            4.50%
    Short term borrowing ....................       2,467          76            4.11%       3,969          118            3.96%
    FHLB advances ...........................       6,043         258            5.69%       1,114           55            6.58%
                                                 --------      ------            ----     --------       ------            ----
    Total interest bearing liabilities ......     114,304       4,014            4.68%      92,822        3,135            4.50%

    Noninterest bearing demand deposits .....      18,697                                   14,500
    Other liabilities .......................         882                                      797
    Shareholders' equity ....................      16,676                                   12,275
                                                 --------                                 --------

Total liabilities and shareholders' equity ..    $150,559                                 $120,394
                                                 ========                                 ========

    Interest rate spread ....................                                    3.78%                                     3.92%

    Net interest income and net yield on earning assets        $4,895            4.65%                   $3,947            4.70%
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

Corporate Form

          Community Bankshares, Inc. (CBI) is a bank holding company organized under the laws of South Carolina. It presently conducts business through its three banking subsidiaries. On July 1, 1993, Orangeburg National Bank (the Orangeburg bank) became a wholly owned subsidiary of CBI. On June 10, 1996, Sumter National Bank (the Sumter bank) became a wholly owned subsidiary of CBI. (It also commenced banking operations on that date.) On July 6, 1998, Florence National Bank (the Florence bank) became a wholly owned subsidiary of CBI. (It also commenced banking operations on that date.) Accordingly, the financial statements for the quarter and period ended September 30, 1998, are for the consolidated operations of the holding company and the three banks. All significant intercompany transactions have been eliminated.

Florence National Bank

          Community Bankshares, Inc. entered into an agreement with six local business people in the Florence, South Carolina community to sponsor the formation of a new national bank to be owned by CBI. CBI has assisted in and advanced the funds for plans for the new bank. The bank opened for business on Monday, July 6, 1998.

          From March to July 1998 CBI sold to the public 300,000 shares of its common stock. This public sale raised $4.6 million. The company also raised additional capital through the sale of restricted shares to the organizers of the Florence bank. In total, the company raised $5.4 million, of which $4.5 million was used to capitalize the new bank.

Year 2000 Readiness Disclosure

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

          Management estimates that the costs of Year 2000 compliance will approximate $200,000 and will be funded with internally generated resources. The majority of these costs have already been expended and the remaining items relate primarily to the Corporation's testing plans. Most of the Corporation's local and wide area network computer and communications equipment is relatively new. For this reason, the overall financial impact of the Year 2000 problem is fairly limited.

          The Corporation has been devoting significant time and energy to management of the Year 2000 problem. It formed a Year 2000 steering committee comprised of senior officers from each of the three banks and the holding company to oversee the process. The boards of directors of the Corporation and its subsidiaries receive regular detailed progress reports on the Year 2000 project. The national bank regulators, which supervise the three banking subsidiaries, have devoted a substantial amount of their time and supervisory attention to the Year 2000 problems and related issues.

          The Corporation has concentrated its internal efforts toward making its own mission critical systems fully Year 2000 compliant as quickly as practical. Management expects its efforts to be successful and, consequently, has no immediate plans to implement any major changes in the information technology systems prior to January 2000.

          The Corporation is currently substantially complete in testing its core information system, Banker 2. Test results have been successful. Management expects to be substantially complete with testing of mission critical systems by the end of 1998. Management expects to engage its outside auditor during the first quarter of 1999 to evaluate the reasonableness and validity of its testing program.

          Nevertheless, the Corporation's ability to avoid experiencing difficulty as a result of the Year 2000 problem could be adversely affected by the availability of skilled personnel, the success of vendors, customers and providers of services in dealing with their own Year 2000 problems and by the difficulty of identifying all the possible causes of the Year 2000 problem and interrelationships between various mission critical systems.



RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Synopsis

          The 1998 third quarter statement of operations reflects substantial expenses related to commencement of operations by CBI's new subsidiary, Florence National Bank. Consolidated net income has been reduced by $161,000 as a result of the first three months of operations by the Florence bank, and by $49,000 as a result of expenses paid during 1998 by CBI directly associated with the start up of the new bank.

          Management views this reduction in earnings as the expected result of a major investment in a new marketplace. In many ways, the current situation in Florence parallels the 1996-1997 initial operating periods for the Sumter bank.

          Management of CBI is, nonetheless, pleased with the Florence bank's steady progress. At September 30, 1998, after approximately three months of operation, the Florence bank had a loan portfolio of $2.3 million, deposits of $6.5 million, and total assets of $10.9 million.


Net Income

          For the nine months ended September 30, 1998, CBI earned a consolidated profit of $1,182,000, compared to $872,000 for the comparable period of 1997, an increase of 35.5% or $310,000. Diluted earnings per share were $.42 in the 1998 period, compared to $.33 for the 1997 period..

          For the nine months ended September 30, 1998, Orangeburg National Bank reported a profit of $1,236,000, compared to $1,028,000 for the comparable period of 1997, an increase of 20.2% or $208,000.

          For the nine months ended September 30, 1998, Sumter National Bank reported a profit of $105,000, compared to a loss of $169,000 for the comparable period of 1997, an improvement of $274,000.

          For the nine months ended September 30, 1998, Florence National Bank reported a net after tax loss of $161,000. The Florence bank began operations on July 6, 1998.

          As noted above, consolidated net income for the nine months ended September 30, 1998, increased from the prior year by 35.5% or $310,000. The major components of this increase are discussed below. Net interest income before provision for loan losses for the nine months ended September 30, 1998, increased to $4,895,000, compared to $3,947,000 for the same period in 1997, an increase of 24% or $948,000. For the 1998 period, the provision for loan losses was $324,000, compared to $258,000 for the 1997 period, an increase of 25.6% or $66,000. Non-interest income for the 1998 period increased to $785,000 from $559,000 for the 1997 period, a 40.4% or $226,000 increase. Non-interest expense increased to $3,573,000 from $2,948,000, a 21.2% or $625,000 increase.

          Results for the first nine months of 1998 include results of the start up of initial operations for Florence National Bank for the last three months of the period. Accordingly, many of the dollar and percentage comparisons and changes between periods discussed in this report are unusually large.


Profitability

          One of the best ways to review earnings is through the ROA (return on average assets) and the ROE (return on average equity). Return on assets is the income for the period divided by the average assets for the period, annualized. Return on equity is the income for the period divided by the average equity for the period, annualized. Based on operating results for the nine months ended September 30, 1998 and 1997, the following table is presented.

                                 Nine months ended Sept. 30,
                                    1998               1997
                                     (dollarsinthousands)
Average assets                       $150,559        $120,394
ROA                                     1.05%           0.97%
Average equity                        $16,676         $12,275
ROE                                     9.45%           9.47%
Net income                             $1,182            $872

          Average equity and average assets were substantially greater in 1998 than they were in 1997 as the result of the sale of stock to capitalize the Florence bank and the deposit taking activities of the Florence bank, as well as continued strong asset growth in Sumter and Orangeburg.

Net interest income

          Net interest income, the major component of CBI's income, is the amount by which interest and fees on interest earning assets exceed the interest paid on interest bearing deposits and other interest bearing funds. During the first nine months of 1998, net interest income after provision for loan losses increased to $4,571,000 from $3,689,000, a 23.9% or $882,000 increase over the comparable period of 1997. This improvement was primarily the result of an increase in the volume of earning assets at each bank.

Interest Income

          Elsewhere in this report is a table comparing the average balances, yields, and rates for the interest rate sensitive segments of the company's balance sheet for the period ended September 30, 1998 and 1997. A discussion of that table follows.

          Total interest income for the nine months ended September 30, 1998, was $8,909,000 compared with $7,082,000 for the same period in 1997, a 25.8% or $1,827,000 increase. The yield on earning assets for the 1998 period was 8.46%, up from 8.43% for the 1997 period. Total average interest earning assets for the nine months ended September 30, 1998, were $140,436,000, up from $112,069,000 for the same period in 1997, an increase of 25.3% or $28,367,000.

          The loan portfolio earned $7,027,000 for the nine months ended September 30, 1998, up from $5,544,000 for the same period of 1997, a 26.7% or $1,483,000 increase. The 1998 yield decreased to 9.37% from 9.45% for the 1997 period. The average size of the loan portfolio was $99,995,000 for the 1998 period, up from $78,252,000 for the same period of 1997, an increase of 27.8% or $21,743,000. During most of these periods, the prime rate remained constant at 8.5%. On October 1, 1998, the banks reduced their prime rates to 8.25%, several weeks later their rate was reduced to 8%.

          The taxable investment portfolio earned $1,447,000 for the nine months ended September 30, 1998, up from $1,288,000 for the 1997 period, a 12.3% or $159,000 increase. The yield increased to 6.44% in the 1998 period from 6.22% in the 1997 period. The average size of the portfolio increased to $29,950,000 in the 1998 period from $27,612,000 in the 1997 period, an increase of 8.5% or $2,338,000.

          The tax exempt investment portfolio continues to be a relatively small part of the portfolio and it earned $9,000 for the nine months ended September 30, 1998, down from $13,000 for the comparable period in 1997. The yield on the portfolio was 6.18% (on a fully taxable equivalent basis), down from the prior year's 6.39%. The average size of the portfolio decreased to $294,000 for the 1998 period from $411,000 in the 1997 period, a decrease of 28.5% or $117,000.

          Interest bearing deposits in other banks contributed $98,000 for the nine months ended September 30, 1998, compared to $54,000 during the prior year, an increase of 81.5% or $44,000. The yield on these deposits decreased to 5.54% for the 1998 period from 5.76% in the 1997 period. CBI averaged $2,360,000 in interest bearing balances in the 1998 period compared to $1,251,000 in the 1997 period, an increase of 88.6% or $1,103,000.

          Federal funds sold earned $328,000 for the nine months ended September 30, 1998, compared to $183,000 the prior year, an increase of 79.2% or $145,000. Yields increased to 5.58% for the period ended September 30, 1998, from 5.37% for the 1997 period. For the 1998 period, CBI increased its average volume in federal funds sold to $7,837,000 from $4,543,000 for the 1997 period, a 72.5% or $3,294,000 increase.

Interest expense

          Interest expense increased for the nine months ended September 30, 1998, to $4,014,000 from the prior year's $3,135,000, a 28% or $879,000 increase. The volume of interest bearing liabilities increased to $114,304,000 for the period ended September 30, 1998, from $92,822,000 for the 1997 period, a 23.1% or $21,482,000 increase. The average rate CBI paid for interest bearing liabilities during the 1998 period was 4.68%, up from 4.50% for the 1997 period.

          The cost of savings accounts increased to $537,000 for the nine months ended September 30, 1998 from $495,000 in the 1997 period, an 8.5% or $42,000 increase. Average savings deposit balances increased to $20,356,000 for the period ended September 30, 1998, from $19,267,000 for the 1997 period, an increase of 5.6% or $1,089,000. The average rate paid on these funds increased to 3.52% from 3.43%.

          Interest bearing transaction accounts cost $192,000 for the nine months ended September 30, 1998, up from the prior year's $164,000, an increase of 17% or $28,000. The volume of these deposits increased to $13,617,000 for the period ended September 30, 1998, from $11,623,000 for the 1997 period, a 17.1% or $1,994,000 increase. The average rate paid on these funds for the period ended September 30, 1998, was 1.88%, unchanged from the 1997 period.

          Time deposits cost $2,951,000 for the nine months ended September 30, 1998, up from $2,303,000 in the 1997 period, an increase of 28.1% or $648,000.
The volume increased to $71,821,000 for the period ended September 30, 1998, from $56,849,000 for the 1997 period, a 26.3% or $14,972,000 increase. The average rate paid on these funds increased to 5.48% for the 1998 period, from 5.40% for the 1997 period.

          Short term borrowing consists of federal funds purchased and securities sold under agreements to repurchase. This is a relatively small and volatile part of the balance sheet. It cost $76,000 for the nine months ended September 30, 1998, down from $118,000 for the 1997 period, a 35.6% or $42,000 increase. The volume of these funds decreased to $2,467,000 in the 1998 period from $3,969,000 in the 1997 period, a decrease of 37.8% or $1,502,000. The average rate paid on these funds was 4.11% for the 1998 period and 3.96% for the 1997 period.

          Borrowings from the Federal Home Loan Bank cost $258,000 for the nine months ended September 30, 1998, compared to $55,000 for the 1997 period, a 369% or $203,000 increase. The advances averaged $6,043,000 during the 1998 period, compared to $1,114,000 for the prior year period, a 442% or $4,929,000 increase. All these balances were attributable to Orangeburg National Bank. The substantial increase in the balance was related to the bank's effort to take advantage of relatively low cost long-term funding available through the FHLB. The average rate paid on these funds decreased to 5.69% from 6.58%.


          Results for the nine months ended September 30, 1998 include results of operations for Florence National Bank for the final three months of the period. Accordingly, many of the dollar and percentage comparisons and changes between periods discussed in the non-interest income and non-interest expense sections are unusually large.

Non-Interest Income

          Non-interest income for the nine months ended September 30, 1998 grew to $785,000 from $559,000 in the 1997 period, a 40.4% or $226,0000 increase.
Most of the increase was attributable to increased volumes of returned check fees in Orangeburg and Sumter.

Non-Interest Expense

          For the nine months ended September 30, 1998 non-interest expenses increased to $3,573,000 from $2,948,000 for the 1997 period, a 21.2% or $625,000 increase. Of this increase, approximately $233,000 or 37% was directly attributable to the first three months of operation of the new bank in Florence.

          For the 1998 period personnel costs were $2,022,000 compared to $1,738,000 for the 1997 period, a 16.3% or $284,000 increase.

          For the 1998 period premises and equipment expense were $480,000 compared to $384,000 for the 1997 period, an increase of 25% or $96,000.

          For the 1998 period other costs were $1,071,000 compared to $826,000 for the 1997 period, an increase of 29.7% or $245,000.

Income Taxes

          CBI provided $601,000 for federal and state income taxes during the nine months ended September 30, 1998, compared to $428,000 for the same period in 1997, a 40.4% or $173,000 increase.


RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

Net Income

          For the quarter ended September 30, 1998, CBI earned a consolidated profit of $335,000, compared to $325,000 for the comparable period of 1997, an increase of 3.1% or $10,000. Diluted earnings per share were $.12 in the 1998 and 1997 periods. This minimal increase in earnings reflects the impact of the first quarter of operation of the company's new bank in Florence, which resulted in an after tax loss of $161,000.

          As noted above, consolidated net income for the quarter ended September 30, 1998, increased from the prior year by 3.1% or $10,000. The major components of this increase are discussed below. Net interest income before provision for loan losses for the quarter ended September 30, 1998, increased to $1,735,000, compared to $1,411,000 for the same period in 1997, an increase of 23% or $324,000. For the same period, the provision for loan losses was $136,000, compared to $81,000 for the 1997 period, an increase of 67.9% or $55,000. Non-interest income for the 1998 period increased to $294,000 from $196,000 for the 1997 period, a 50% or $98,000 increase. Non-interest expense increased to $1,371,000 from $1,023,000, a 34% or $348,000 increase.

          Results for the third quarter of 1998 include results of operation for Florence National Bank for the entire quarter, the first full quarter of operation for the Florence bank. Florence National Bank's net after tax loss for the quarter ended September 30, 1998, was $161,000. Accordingly, many of the dollar and percentage comparisons and changes between quarters discussed in this report are unusually large.

Net interest income

          Net interest income, the major component of CBI's income, is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. During the quarter ended September 30, 1998, net interest income after provision for loan losses increased to $1,599,000 from $1,330,000, a 20.2% or $269,000 increase over the comparable period of 1997. This improvement was the result of an increase in the volume of earning assets.

Interest Income

          Total interest income for the third quarter 1998 was $3,201,000 compared with $2,595,000 for the same period in 1997, a 23.4% or $606,000 increase.

          The loan portfolio earned $2,488,000 for the third quarter in 1998, up from $1,998,000 for the same period of 1997, a 24.5% or $490,000 increase.

          The investment portfolio earned $499,000 for the third quarter in 1998, up from $488,000 for the 1997 period, a 2.2% or $11,000 increase.

          Interest bearing deposits in other banks contributed $30,000 for the third quarter 1998, compared to $20,000 during the prior year, an increase of 50% or $10,000.

          Federal funds sold earned $184,000 the third quarter of 1998 compared to $89,000 the prior year, an increase of 106.7% or $95,000.

Interest expense

          Interest expense increased for the third quarter of 1998 to $1,466,000 from the prior year's $1,184,000, a 23.8% or $282,000 increase.


          Results for the quarter ended September 30, 1998 include results of operations for Florence National Bank for the entire period, however, the quarter ended September 30, 1998 was the first full quarter of operation for the Sumter bank. Accordingly, many of the dollar and percentage comparisons and changes between periods discussed in the non-interest income and non-interest expense sections are unusually large.

Non-Interest Income

          Non-interest income for the third quarter 1998 grew to $294,000 from $196,000 in the third quarter of 1997, a 50% or $98,0000 increase.

Non-Interest Expense

          For the third quarter of 1998 non-interest expenses increased to $1,371,000 from $1,023,000 for the third quarter of 1997, a 34% or $348,000 increase.

Income Taxes

          CBI provided $187,000 for federal and state income taxes during the third quarter of 1998, compared to $178,000 for the same period in 1997, a 5% or $9,000 increase.


CHANGES IN FINANCIAL POSITION

Investment portfolio

          The investment portfolio is comprised of a held to maturity and an available for sale portion. CBI and its three banks usually purchase short term issues of U. S Treasury and U. S. Government agency securities for investment purposes. At September 30, 1998, the held to maturity portfolio totaled $13,545,000 compared to $17,311,000 at December 31, 1997, a decrease of 21.7% or
$3,766,000. At September 30, 1998, the available for sale portfolio totaled $14,427,000 compared to $15,141,000 at December 31, 1997, a decrease of 4.7% or
$714,000. The following chart summarizes the investment portfolios at September 30, 1998, and December 31, 1997.


                                                      September 30, 1998
                                                       Held to maturity                   Available for sale
                                                 Amortized cost      Fair value       Amortized cost     Fair value
                                                 --------------      ----------       --------------     ----------
                                                                      (dollars in thousands)
U. S. Government and federal agencies .......            $13,293       $13,348               $12,513        $12,588
Tax exempt securities .......................                252           254                   227            227
Other equity securities .....................                  -             -                 1,612          1,612
                                                         -------       -------               -------        -------
Total .......................................            $13,545       $13,602               $14,352        $14,427
                                                         =======       =======               =======        =======

Unrealized gain or (loss) ...................            $    57                             $    75
                                                         =======                             =======

                                                      December 31, 1997
                                                       Held to maturity                   Available for sale
                                                 Amortized cost      Fair value       Amortized cost     Fair value
                                                 --------------      ----------       --------------     ----------
                                                                      (dollars in thousands)
U. S. Government and federal agencies .......            $16,906         $16,923              $14,413      $14,444
Tax exempt securities .......................                405             408                    -            -
Other equity securities .....................                  -               -                  697          697
                                                         -------         -------              -------      -------
Total .......................................            $17,311         $17,331              $15,110      $15,141
                                                         =======         =======              =======      =======

Unrealized gain or (loss) ...................            $    20                              $    31
                                                         =======                              =======



Loan portfolio

          The loan portfolio is primarily consumer and small business oriented. At September 30, 1998, the loan portfolio was $109,610,000, compared to $91,951,000 at December 31, 1997, a 19.2% or $17,659,000 increase. The following chart summarizes the loan portfolio at September 30, 1998, and December 31, 1997.


                                          Sept. 30, 1998          Dec. 31, 1997
                                              (dollars in thousands)
Real estate ..........................        $ 63,184              $ 53,297
Commercial ...........................          28,305                22,306
Loans to individuals .................          18,121                16,348
                                              --------               -------
Total ................................        $109,610               $91,951
                                              ========               =======

Past Due and Non-Performing Assets and the Allowance for Loan Losses

          CBI closely monitors past due loans and loans that are in non-accrual status and other real estate owned. Below is a summary of past due and non-performing assets at September 30, 1998 and December 31, 1997.

                                               Sept. 30, 1998      Dec. 31, 1997
                                                 (dollars in thousands)
Accruing loans past due 90 days or more .....      $ 76               $  -
Non-accrual loans ...........................      $ 40               $ 81
Impaired loans (included in nonaccrual) .....      $ 40               $ 81
Other real estate owned .....................      $274               $132

          Management considers the past due and non-accrual amounts in September 1998 to be reasonable and manageable in the normal course of business.

          CBI had no restructured loans during any of the above listed periods.

          CBI's   activity  with  its  allowance  for  loan  losses  reserve  is summarized below.

                                                Sept. 30, 1998     Dec. 31, 1997
                                                     (dollars in thousands)

Allowance at beginning of period ................     $1,140           $  876
Provision expense ...............................        323              359
Net charge offs .................................        (99)             (95)
                                                      ------           ------
Allowance at end of period ......................     $1,364           $1,140
                                                      ======           ======
Allowance as a percent of outstanding loans .....      1.24%            1.24%

          In reviewing the adequacy of the allowance for loan losses at the end of each period, management considers historical loan loss experience, current economic condition, loans outstanding, trends in non-performing and delinquent loans, and the quality of collateral securing problem loans. After charging off all known losses, management considers the allowance adequate to provide for estimated future losses inherent in the loan portfolio at September 30, 1998. However, changes in general economic conditions and changes in the economic conditions of specific borrowers may cause management's belief to be erroneous.


Premises and Equipment

          At September 30, 1998, premises and equipment totaled $3,941,000 compared to $2,733,000 at December 31, 1997, for an increase of 44.2% or $1,208,000. The major components of this change were the building and equipment for the new Florence bank, which were $711,000 and $513,000, respectively. The site for the new bank is held under a long term lease.

Deposits

          Deposits  were  $137,279,000  at  September  30,  1998,   compared  to
$117,167,000 at December 31, 1997, an increase of 17.2% or $20,112,000.

          Time deposits greater than $100,000 were $22,710,000 at September 30, 1998, compared to $21,428,000 at December 31, 1997, an increase of 6% or $1,282,000.

Liquidity

          Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in a timely and economical manner. The most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being the ability to attract deposits within the Orangeburg National Bank, Sumter National Bank, and Florence National Bank service areas. Core deposits (total deposits less certificates of deposit of $100,000 or more) provide a relatively stable funding base. Certificates of deposit of $100,000 or more are generally more sensitive to changes in rates, so they must be monitored carefully. Asset liquidity is provided by several sources, including amounts due from banks, federal funds sold, and investments available for sale.

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

          CBI through its banking subsidiaries has a demonstrated ability to attract deposits from its markets. Deposits have grown from $30 million in 1989 to over $137 million in 1998. This base of deposits is the major source of operating liquidity.

          CBI's long term liquidity needs are expected to be primarily affected by the maturing of long term certificates of deposit. At September 30, 1998, CBI had approximately $9.1 million and $0 in certificates of deposit maturing in one to five years and over five years, respectively. CBI's assets maturing or repricing in the same periods were $56.4 million and $28.9 million, respectively. CBI expects to be able to manage its current balance sheet structure without experiencing any unusual liquidity problems.

          In the opinion of management, CBI's current and projected liquidity position is adequate.



Capital resources

          As summarized in the table below, CBI maintained a strong capital position.

                                               Sept. 30, 1998      Dec. 31, 1997
Tier 1 capital to average total assets ......      12.91%              9.60%
Tier 1 capital to risk weighted assets ......      16.98%             14.10%
Total capital to risk weighted assets .......      18.18%             15.30%

The increase in capital ratios is the anticipated effect of the stock sale conducted earlier in the year and increasing earnings in Orangeburg and Sumter.

          In the opinion of management, the Company's current and projected capital positions are adequate.


Shareholders' equity

          At September 30, 1998 the common stock account totaled $14,626,000, compared to $9,156,000 at December 31, 1997. This $5,470,000 increase was the result of stock sales conducted during the first and second quarters of 1998. The stock sale was primarily designed to generate capital needed to start Florence National Bank.


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

DATED: November 10, 1998

COMMUNITY BANKSHARES, INC.

By:  s/  Hugo S. Sims, Jr.,
          Hugo S. Sims, Jr.,
          Chief Executive Officer

By:  s/  William W. Traynham
          William W. Traynham
          President and Chief Financial Officer
          (Principal Accounting Officer)