Form 10KSB
period 1998-12-31
COMMUNITY BANKSHARES INC /SC/
filed 1999-03-25
CIK 894508

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December                 File Number 000-22054
31, 1998

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

 Title of each class                  Name of each exchange on which registered
 Common Stock, No Par Value           American Stock Exchange

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

          Check here if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          State issuer's revenue for the most recent fiscal year.  $ 13,376,000

          The aggregate market value of the Common Stock held by non-affiliates on March 3, 1999, was approximately $31,106,000. As of March 3, 1999, there were 3,037,288 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
(1) Portions of the Annual Report to the Stockholders for the year ended Dec. 31, 1998 - Part II
(2) Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders - Part III
--------------------------------------------------------------------------------

                          10-KSB CROSS REFERENCE INDEX
                                     Part I                              Page
    Item 1     Description of Business                                     2
    Item 2     Description of Property                                     9
    Item 3     Legal Proceedings                                          10
    Item 4     Submission of Matters to a Vote of Security Holders        10
                                     Part II
    Item 5     Market for Common Equity and Related Stockholder           10
               Matters
    Item 6     Management's Discussion and Analysis of Financial          10
               Position and Operations
    Item 7     Financial Statements                                       10
    Item 8     Changes In and Disagreements with Accountants on           11
               Accounting and Financial Disclosure
                                    Part III
    Item 9     Directors and Executive Officers                           *
   Item 10     Executive Compensation                                     *
   Item 11     Security Ownership of Certain Beneficial Owners            *
               and Management
   Item 12     Certain Relationships and Related Transactions             *
                                     Part IV
   Item 13     Exhibits and Reports on  Form 8-K                          *
   * Incorporated by reference to Registrant's Proxy Statement
     for 1999 Annual Meeting of Shareholders                              11

                                     PART I

Item 1.  Description of Business

Form of organization

          Community Bankshares, Inc. (CBI) is a South Carolina corporation and a bank holding company. CBI commenced operations on July 1, 1993, upon effectiveness of the acquisition of the Orangeburg National Bank as a wholly-owned subsidiary. In June 1996 CBI acquired all the stock of Sumter National Bank, which is also a wholly-owned subsidiary. In July 1998 CBI acquired all the stock of Florence National Bank, which is also a wholly-owned subsidiary.

          Orangeburg National Bank (the Orangeburg bank) is a national bank, chartered in 1987, operating from two offices located in Orangeburg, South Carolina.
          Sumter National Bank (the Sumter bank) is a national bank, chartered in 1996, operating from one office located in Sumter, South Carolina.

          Florence National Bank (the Florence bank) is a national bank, chartered in 1998, operating from one office located in Florence, South Carolina.


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

Competition

          The market for financial institutions in Orangeburg, Sumter, and Florence is highly competitive. Banks generally compete with other financial institutions through the banking services and products offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered. The Banks encounter strong competition from most of the financial institutions in their market areas.

          The market area for the Orangeburg bank generally encompasses an area extending nine miles around the city of Orangeburg. The market area for the Sumter bank generally encompasses the county of Sumter. The market area for the Florence bank generally encompasses the county of Florence. In the conduct of certain banking business, the Banks also compete with credit unions, consumer finance companies, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Banks. Many of these competitors have substantially greater resources and lending limits than the Banks and offer certain services, such as international banking and trust services, that the Banks do not provide. The Banks believe, however, that their relatively small size permits them to offer more personalized services than many of their competitors. The Banks attempt to compensate for their lower lending limits by participating larger loans with other institutions, often with each other.

          Most of the other financial institutions in the Orangeburg, Sumter, and Florence areas are branch offices of large, regional banks. The financial institution with the largest deposit base in Orangeburg County is First National Bank with deposits of $154 million. The following chart illustrates the relative position of the banks and other financial institutions in the marketplace in terms of their deposits as of June 30, 1998, 1997 and 1996

                   Orangeburg, S. C. Comparative Bank Deposits

                                            June                            June                            June
                                            1998                            1997                            1996
                                          -------------------------      ---------------------------      -------------------------
      Bank                                Deposit $        % market        Deposit $        % market      Deposit $       % market
                                                                         (Dollar amounts in millions)
First National Bank ...............           $154            30.8%         $148              30.1%           $141             28.9%
First Union National Bank..........             61            12.2%           63              12.8%             68             13.9%
NationsBank .......................             97            19.4%          100              20.3%            104             21.4%
BB&T ..............................             90            18.0%           90              18.3%             92             18.8%
Others (estimate)..................              6             1.2%            5               1.0%              5              1.0%
Orangeburg National Bank...........             92            18.4%           86              17.5%             78             16.0%
                                              ----           -----          ----             -----            ----            -----
Total deposits ....................           $501           100.0%         $490             100.0%           $488            100.0%
                                              ====           =====          ====             =====            ====            =====

Source: 1997 Branches of South Carolina, Sheshunoff Information Services and the Federal Deposit Insurance Corp. 1998 Data Book

         The financial institution with the largest deposit base in Sumter County is SAFE (Shaw Air Force Employees) Federal Credit Union with deposits of $215 million. It should be noted, however, the SAFE does not provide deposit information by branches and the total represented herein includes deposits in adjacent counties. The following chart illustrates the relative position of the banks and other financial institutions in the marketplace in terms of their deposits as of June 30, 1998, 1997 and 1996. (As of June 30, 1996, Sumter National Bank had been in business for twenty days.)

                     Sumter, S. C. Comparative Bank Deposits

                                            June                            June                            June
                                            1998                            1997                            1996
                                          -------------------------      ---------------------------      -------------------------
      Bank                                Deposit $        % market        Deposit $        % market      Deposit $       % market
                                                                         (Dollar amounts in millions)

BB&T ....................................       97            12.6%           96              13.2%             96             13.7%
First Union NB ..........................        -             0.0%            -               0.0%             23              3.3%
National Bk of SC .......................      176            22.8%          171              23.4%            167             23.9%
NationsBank .............................       78            10.1%           73              10.0%             78             11.2%
Sumter NB ...............................       38             4.9%           22               3.0%              2              0.3%
First Citizens Bank and Trust............       16             2.1%           17               2.4%              -              0.0%
Wachovia Bk of SC .......................      151            19.6%          147              20.1%            139             19.9%
SAFE FCU * ..............................      215            27.8%          202              27.7%            192             27.4%
Sumter City CU (estimate)................        2             0.3%            2               0.3%              2              0.3%
                                              ----           -----          ----             -----            ----            -----

Total deposits ..........................     $774           100.0%         $730             100.0%           $699            100.0%
                                              ====           =====          ====             =====            ====            =====

Source: 1997 Branches of South Carolina, Sheshunoff Information Services and the Federal Deposit Insurance Corp. 1998 Data Book

          The financial institution with the largest deposit base in Florence County is Wachovia Bank NA with deposits of $213 million. The following chart illustrates the relative position of the banks and other financial institutions in the marketplace in terms of their deposits as of June 30, 1998. (Florence National Bank opened for business on July 6, 1998, and consequently is not reflected in the chart.)

                    Florence, S. C. Comparative Bank Deposits
                                                     June 1998
                                                     ---------------------------
BANK                                                  Deposit$          % market
Wachovia Bank, NA ..........................         $  213                 17%
Branch Banking & Trust Company of SC .......            209                 17%
Peoples FS&LA of SC ........................            187                 15%
First Union National Bank ..................            106                  9%
NationsBank NA .............................            109                  9%
Centura (formerly Pee Dee State Bank) ......             91                  7%
National Bank of SC ........................             76                  6%
Citizens Bank ..............................             65                  5%
Other (9 institutions) .....................            176                 14%
                                                     ------                ----
Total ......................................         $1,230                100%
                                                     ======                ====

*amounts in millions
Source: Federal Deposit Insurance Corp. 1998 Data Book

Dependence on Major Customers

          The Banks do not consider themselves dependent on any single customer or small group of customers, either in the deposit or lending areas.

                           SUPERVISION AND REGULATION

          Bank holding companies and banks are extensively regulated under federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of CBI and the Banks.

Regulation of Bank Holding Companies

General

          As a bank holding company registered under the Bank Holding Company Act ("BHCA"), CBI is subject to the regulations of the Federal Reserve. Under the BHCA, CBI's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits CBI from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve. The BHCA also prohibits CBI from acquiring control of any bank operating outside the State of South Carolina unless such action is specifically authorized by the statutes of the state where the Bank to be acquired is located.

          Additionally, the BHCA prohibits CBI from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such non-banking related activities.

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

Obligations of Holding Company to its Subsidiary Banks

          A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent. For example, under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

Capital Adequacy Guidelines for Bank Holding Companies and National Banks

          The Federal Reserve has adopted risk-based and leverage capital adequacy guidelines for holding companies and banks that are members of the Federal Reserve System subject to its regulation. The capital guidelines and CBI's capital position are summarized in Note 16 to the Financial Statements, contained elsewhere in this report. All three of the banks are considered well capitalized, since they have ratios of total capital to risk weighted assets exceeding 10% at the end of 1998 and 1997.

          Failure to meet capital guidelines could subject the Banks to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and a prohibition on the taking of brokered deposits.

          The risk-based capital standards of both the Federal Reserve Board and the FDIC explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agencies in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agencies as a factor in evaluating a bank's capital adequacy. The Federal Reserve Board also has recently issued additional capital guidelines for bank holding companies that engage in certain trading activities.

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

Certain Transactions by CBI with its Affiliates

          Federal law regulates transactions among CBI and its affiliates, including the amount of the Banks' loans to or investments in nonbank affiliates and the amount of advances to third parties collateralized by securities of an affiliate. Further, a bank holding company and its affiliates are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

FDIC Insurance Assessments

          Because Orangeburg National Bank's, Sumter National Bank's, and Florence National Bank's deposits are insured by the BIF, the Banks are subject to insurance assessments imposed by the FDIC. The FDIC equalized the assessment rates for BIF-insured and SAIF-insured deposits effective January 1, 1997. Thus, for the semi-annual period beginning January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"), the FDIC is currently assessing BIF-insured deposits an additional 1.26 basis points per $100 of deposits, and SAIF-insured deposits an additional 6.30 basis points per $100 of deposits, to cover those obligations. The FICO assessment will continue to be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Regulation of the Banks

          Orangeburg National Bank, Sumter National Bank, and Florence National Bank are also subject to examination by the OCC bank examiners. In addition, the Banks are subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and laws relating to branch banking. The Banks' loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Banks are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

          The Banks are subject to the requirements of the Community Reinvestment Act (the "CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs are evaluated as part of the examination process, and also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

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

          Brokered Deposits. Under current FDIC regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates), while "undercapitalized" banks may not accept brokered deposits. The regulations provide that the definitions of "well capitalized", "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of the 1991 Banking Law (described in the previous paragraph). CBI does not believe that these regulations will have a material adverse effect on its operations.

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

          The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 has increased the ability of bank holding companies and banks to operate across state lines. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the former restrictions on interstate acquisitions of banks by bank holding companies have been repealed such that CBI and any other adequately capitalized bank holding company located in South Carolina would be able to acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank. CBI believes that this legislation will result in additional acquisitions of South Carolina financial institutions by out-of-state financial institutions. However, CBI does not presently anticipate that such legislation will have a material impact on its operations or future plans.

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

Employees

          At December 31, 1998, the Corporation employed 75 full-time equivalent employees. Management believes that its employee relations are excellent.

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

          The Corporation is leasing approximately 1.7 acres of land located at 2009 Hoffmeyer Road in Florence, South Carolina. This land is the site of the main office for Florence National Bank. The details of the lease are discussed in Note 6 to the financial statements contained elsewhere in this report.

          The Corporation has constructed a one-story building of approximately 7,500 share feet. The building cost approximately $724,000.

Item 3.  Legal Proceedings

          None.

Item 4.  Submission of Matters to a Vote of Security Holders

          No matters were submitted for a vote of the security holders during the fourth quarter of 1998.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

          The information set forth under the caption "Market for the Corporation's Common Stock and Related Security Holder Matters" in the Annual Report to Shareholders for the year ended December 31, 1998 (the "1998 Annual Report") is incorporated herein by reference.

          The Corporation sold 53,950 common shares which were subject to resale restrictions to the original organizers of Florence National Bank pursuant to an agreement between CBI and the organizers during the period covered by this report. There were no underwriters involved in this transaction. The sale generated a total offering price of $665,956. These sales were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereof.

Item 6.   Management's Discussion and Analysis or Plan of Operation

          The information set forth under the caption "Management's Discussion and Analysis of Financial Position and Results of Operations" in the 1998 Annual Report is incorporated herein by reference.

Item 7.   Financial Statements

          The information set forth under the caption "Financial Statements" in the 1998 Annual Report is incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          There were no disagreements with or changes in accountants.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance With Section 16(a) of the Exchange Act

          The information set forth under the caption "MANAGEMENT" and under "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Proxy Statement to be used in conjunction with the 1999 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

Item 10.  Executive Compensation

          The information set forth under the caption "MANAGEMENT COMPENSATION" in the Proxy Statement is incorporated herein by reference.

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

Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits


Exhibit                Description
No.(from Item
601 of S-B)
      3.1         Articles  of  Incorporation,   as  amended   (incorporated  by
                  reference to exhibits  filed in the  Registrant's  Form 10-QSB filed September 30, 1997).
      3.2         Bylaws,  as amended  (incorporated  by  reference  to exhibits filed  in the  Registrant's  Form  S-4,  Commission  File  No.
                  33-55314).
       4          Stock certificate (incorporated by reference to exhibits filed in the Registrant's  Registration on Form S-2, filed September
                  11, 1995, Commission File No. 33-96746).
      10.1        Form of Unqualified  Stock Options  (incorporated by reference to  Registrant's  Form 10-KSB for the year ended  December 31,
                  1996).
      10.2        1997 Stock Option Plan (incorporated by reference to Exhibit A of Registrant's Schedule 14A filed in connection with its 1997
                  Annual Meeting of Shareholders).
       13         Portions  of the Annual  Report to  Shareholders  for the Year
                  Ended December 31, 1998
       21         Subsidiaries of the registrant  (incorporated  by reference to exhibits filed in the Registrant's  Registration  Statement on
                  Form S-2, Commission File  No. 333-46111).
       23         Consent of J. W. Hunt and Company, LLP
       27         Financial data schedule


(b)  Reports on Form 8-K.  None.

Signatures

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                          DATED: March  15, 1999

By:  s/E. J. Ayers, Jr.
Chief Executive Officer and Chairman of the Board of Directors


By  s/William W. Traynham, Jr.
President, Chief Financial Officer, and Director


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


s/ Alvis J. Bynum                                                March  15, 1999
Alvis J. Bynum, Director


s/ Martha Rose C. Carson                                         March  15, 1999
Martha Rose C. Carson, Director


s/ Anna O. Dantzler                                              March  15, 1999
Anna O. Dantzler, Director


s/J. M. Guthrie                                                  March  15, 1999
J. M. Guthrie, Director


s/Richard L. Havekost                                            March  15, 1999
Richard L. Havekost, Director


s/ Phil P. Leventis                                              March  15, 1999
Phil P. Leventis, Director


s/Jess A. Nance                                                  March  15, 1999
Jess A. Nance, Director


s/William H. Nock                                                March  15, 1999
William H. Nock, Director


s/ Samuel F. Reid, Jr.                                           March  15, 1999
Samuel F. Reid, Jr., Director


s/ J. Otto Warren, Jr.                                           March  15, 1999
J. Otto Warren, Jr., Director


s/ Wm. Reynolds Williams                                         March  15, 1999
Wm. Reynolds Williams, Director


s/ Michael A. Wolfe                                              March  15, 1999
Michael A. Wolfe, Director

                                 EXHIBIT INDEX

Exhibit                Description
No.(from Item
601 of S-B)
      3.1         Articles  of  Incorporation,   as  amended   (incorporated  by
                  reference to exhibits  filed in the  Registrant's  Form 10-QSB filed September 30, 1997).
      3.2         Bylaws,  as amended  (incorporated  by  reference  to exhibits filed  in the  Registrant's  Form  S-4,  Commission  File  No.
                  33-55314).
       4          Stock certificate (incorporated by reference to exhibits filed in the Registrant's  Registration on Form S-2, filed September
                  11, 1995, Commission File No. 33-96746).
      10.1        Form of Unqualified  Stock Options  (incorporated by reference to  Registrant's  Form 10-KSB for the year ended  December 31,
                  1996).
      10.2        1997 Stock Option Plan (incorporated by reference to Exhibit A of Registrant's Schedule 14A filed in connection with its 1997
                  Annual Meeting of Shareholders).
       13         Portions  of the Annual  Report to  Shareholders  for the Year
                  Ended December 31, 1998
       21         Subsidiaries of the registrant  (incorporated  by reference to exhibits filed in the Registrant's  Registration  Statement on
                  Form S-2, Commission File  No. 333-46111).
       23         Consent of J. W. Hunt and Company, LLP
       27         Financial data schedule