Form 10-Q
period 1999-03-31
COMMUNITY BANKSHARES INC /SC/
filed 1999-05-11
CIK 894508

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1999  Commission File number: 000-22054



                           COMMUNITY BANKSHARES, INC.
                     (Exact Name of Registrant as Specified)

                 South Carolina                                  57-0966962
(State or Other Jurisdiction of Incorporation or    (IRS Employer Identification
                  Organization)                         Number)


               791 Broughton St., Orangeburg, South Carolina 29115
                (Address of Principal Executive Office, Zip Code)


                                 (803) 535-1060
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No _.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,037,288 shares of common stock outstanding as of May 3, 1999.

                             10-Q TABLE OF CONTENTS

                               Part I-Financial Statements                 Page
  Item 1      Financial Statements                                          3
  Item 2      Management's Discussion and Analysis of Financial             10
              Condition and Results of Operations


                                Part II-Other Information
  Item 6      Exhibits and Reports on Form 8-K                              18

            COMMUNITY BANKSHARES, INC. - CONSOLIDATED BALANCE SHEETS
                             $ amounts in thousands

                                                                                                 March 31, 1999        December 31,
        ASSETS                                                                                     UNAUDITED               1998
                                                                                                   ---------               ----

Cash and due from other financial institutions:
    Non-interest bearing .........................................................               $   5,432                $   7,746
    Federal funds sold ...........................................................                  15,450                   15,550
                                                                                                 ---------                ---------
        Total cash and cash equivalents ..........................................                  20,882                   23,296
Interest bearing deposits in other banks .........................................                   3,885                    1,577
Investment securities:
    Securities held to maturity ..................................................                  13,132                   15,286
    Securities available for sale ................................................                  22,874                   18,862
Loans held for resale ............................................................                     320                      722

Loans ............................................................................                 127,405                  117,795
    Less, allowance for loan losses ..............................................                  (1,565)                  (1,459)
                                                                                                 ---------                ---------
        Net loans ................................................................                 125,840                  116,336

Premises and equipment ...........................................................                   4,151                    3,892
Accrued interest  receivable .....................................................                   1,390                    1,242
Deferred income taxes ............................................................                     454                      453
Other assets .....................................................................                     556                      615
                                                                                                 ---------                ---------

        Total assets .............................................................               $ 193,484                $ 182,281
                                                                                                 =========                =========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
    Non-interest bearing .........................................................               $  26,734                $  23,883
    Interest bearing .............................................................                 131,741                  123,747
                                                                                                 ---------                ---------
        Total deposits ...........................................................                 158,475                  147,630
Federal funds purchased and securities
    sold under agreements to repurchase ..........................................                   3,185                    4,464
Federal Home Loan Bank advances ..................................................                  11,490                    9,490
Other liabilities ................................................................                   1,094                    1,038
                                                                                                 ---------                ---------
        Total liabilities ........................................................                 174,244                  162,622
                                                                                                 ---------                ---------

Shareholders' equity:
    Common stock
        No par, authorized shares 12,000,000, issued .............................                  14,187                   14,648
        and outstanding 3,037,288 in 1999 and
        3,047,686 in 1998
    Retained earnings ............................................................                   5,129                    4,975
    Accumulated other comprehensive income .......................................                     (76)                      36
                                                                                                 ---------                ---------
        Total shareholders' equity ...............................................                  19,240                   19,659
                                                                                                 ---------                ---------

        Total liabilities and shareholders' equity ...............................               $ 193,484                $ 182,281
                                                                                                 =========                =========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

        COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
         for the three months ended March 31, 1999 and 1998 (Unaudited)

                                                                                                       Accumulated
                                                                                                          Other           Total
                                                                  Common Shares            Retained   Comprehensive    Shareholders'
                                                              Shares         Amount        Earnings   Income (Loss)       Equity
                                                              ------         ------        --------   -------------       ------

                                                                                (dollar amounts in thousands)
Balances at Dec. 31, 1997 .............................     2,634,676        $  9,156      $ 3,861        $ 20          $ 13,037
Comprehensive income:
     Net income .......................................                                        399                           399
     Other comprehensive income (loss) net of tax:
     Unrealized gain (loss) on securities .............                                                      4                 4
Issuance of common stock ..............................        93,101           1,404                                      1,404
Dividends paid ........................................             0               0         (215)          0              (215)
                                                           ----------        --------      -------        ----          --------
Balances at Mar. 31, 1998 .............................     2,727,777        $ 10,560      $ 4,045        $ 24          $ 14,629
                                                           ==========        ========      =======        ====          ========

Balances at Dec. 31, 1998 .............................     3,047,686        $ 14,648      $ 4,975        $ 36          $ 19,659
Comprehensive income:
     Net income .......................................                                        429                           429
     Other comprehensive income (loss) net of tax:
     Unrealized gain (loss) on securities .............                                                   (112)             (112)
Issuance of common stock ..............................        36,700             169                                        169
Redemption of common stock ............................       (47,100)           (630)                                      (630)
Dividends paid ........................................             0               0         (275)          0              (275)
                                                           ----------        --------      -------        ----          --------
Balances at Mar. 31, 1999 .............................     3,037,286        $ 14,187      $ 5,129        $(76)         $ 19,240
                                                           ==========        ========      =======        ====          ========

         COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF INCOME

                                                                                                          Quarter ended March 31,
                                                                                                            1999            1998
                                                                                                            ----            ----
        $ amounts in thousands, except per share                                                         UNAUDITED        UNAUDITED
                                                                                                         ---------        ---------

Interest and dividend income:
    Interest and fees on loans ...................................................................      $    2,692      $     2,203
    Deposits with other financial institutions ...................................................              36               38
    Investment securities:
      Interest - U. S. Treasury and Government Agencies ..........................................             500              450
      Dividends ..................................................................................              33               15
                                                                                                        ----------      -----------
        Total investment securities ..............................................................             533              465
    Federal funds sold and securities
      purchased under agreements to resell .......................................................             154               58
                                                                                                        ----------      -----------
        Total interest and dividend income .......................................................           3,415            2,764
                                                                                                        ----------      -----------

Interest expense:
    Deposits:
      Certificates of deposit of $100,000 or more ................................................             313              287
      Other ......................................................................................           1,040              889
                                                                                                        ----------      -----------
        Total deposits ...........................................................................           1,353            1,176
    Federal funds purchased and securities
      sold under agreements to repurchase ........................................................              38               25
    Federal Home Loan Bank advances ..............................................................             128               52
                                                                                                        ----------      -----------
        Total interest expense ...................................................................           1,519            1,253
                                                                                                        ----------      -----------
Net interest income ..............................................................................           1,896            1,511
Provision for loan losses ........................................................................             134               91
                                                                                                        ----------      -----------
Net interest income after provision for loan losses ..............................................           1,762            1,420
                                                                                                        ----------      -----------

Non-interest income:
    Service charges on deposit accounts ..........................................................             217              177
    Losses on sale of securities .................................................................               -               (1)
    Other ........................................................................................              88               54
                                                                                                        ----------      -----------
        Total non-interest income ................................................................             305              230
                                                                                                        ----------      -----------
Non-interest expense:
    Salaries and employee benefits ...............................................................             832              634
    Premises and equipment .......................................................................             215              139
    Other ........................................................................................             390              286
                                                                                                        ----------      -----------
        Total non-interest expense ...............................................................           1,437            1,059
Net income before taxes ..........................................................................             630              591
Provision for income taxes .......................................................................             201              192
                                                                                                        ----------      -----------
Net income after taxes ...........................................................................      $      429      $       399
                                                                                                        ==========      ===========

Basic earnings per common share:
    Weighted average shares outstanding ..........................................................       3,038,593        2,680,714
                                                                                                        ==========      ===========
    Net income per common share ..................................................................      $     0.14      $      0.15
                                                                                                        ==========      ===========
Diluted earnings per common share:
    Weighted average shares outstanding ..........................................................       3,065,001        2,738,194
                                                                                                        ==========      ===========
    Net income per common share ..................................................................      $     0.14      $      0.15
                                                                                                        ==========      ===========

       COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       Three months ended March 31,
       $ amounts in thousands                                                                           1999                1998
                                                                                                        ----                ----
                                                                                                      UNAUDITED           UNAUDITED
                                                                                                      ---------           ---------
Cash flows from operating activities:
Net income .............................................................................             $    429              $    399
Adjustments to reconcile net income
  to net cash (provided) used by operating activities
       Depreciation and amortization ...................................................                  109                    74
       Provision for loan losses .......................................................                  134                    91
       Accretion of discounts and amortization of premiums -
         investment securities - net ...................................................                   23                   (31)
       Deferred income taxes ...........................................................                    -                    52
       Proceeds from sale of real estate loans held for sale ...........................                3,389                 2,244
       Origination of real estate loans held for sale ..................................               (2,987)               (2,238)

Changes in operating assets and liabilities:
       (Increase) decrease in interest receivable ......................................                 (148)                   68
       (Increase) decrease in other assets .............................................                   59                   (49)
       Increase  in other liabilities ..................................................                   56                   207
                                                                                                     --------              --------
          Net cash provided by operating activities ....................................                1,064                   817
                                                                                                     --------              --------

Cash flows from investing activities:
       Net (increase) in interest bearing deposits
            with other banks ...........................................................               (2,308)                 (620)
       Purchases of held to maturity securities ........................................               (2,251)               (5,257)
       Proceeds from maturities of held to maturity securities .........................                4,403                 8,908
       Purchases of available for sale securities ......................................               (7,977)               (6,536)
       Proceeds from maturities of available for sale securities .......................                3,829                 4,922
       Net (increase) in loans to customers ............................................               (9,638)               (4,163)
       Purchase of premises and equipment ..............................................                 (368)                 (136)
                                                                                                     --------              --------
          Net cash (used) in investing activities ......................................              (14,310)               (2,882)
                                                                                                     --------              --------

Cash flows from financing activities:
       Net increase in demand, savings, & time deposits ................................               10,845                 5,093
       Net (decrease) in federal funds purchased
         and  securities sold under agreements to repurchase ...........................               (1,279)                 (220)
       Increase in Federal Home Loan Bank advances .....................................                2,000                 3,500
       Sale of common stock ............................................................                  169                 1,404
       Common stock redemption .........................................................                 (630)                    -
       Dividend payments ...............................................................                 (273)                 (215)
                                                                                                     --------              --------
          Net cash provided by financing activities ....................................               10,832                 9,562

Net (decrease) increase in cash and cash equivalents ...................................               (2,414)                7,497
Cash and cash equivalents - beginning of period ........................................               23,296                 5,122
                                                                                                     --------              --------
Cash and cash equivalents - end of period ..............................................             $ 20,882              $ 12,619
                                                                                                     ========              ========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

Summary of Significant Accounting Principles

         A summary of significant accounting policies is included in the 1998 Annual Report of Community Bankshares, Inc. to the Shareholders, which also contains the Company's audited financial statements for 1998.

Principles of Consolidation

         The consolidated financial statements include the accounts of Community Bankshares, Inc. (CBI), the parent company, and Orangeburg National Bank, Sumter National Bank and Florence National Bank, its wholly-owned subsidiaries. All significant intercompany items have been eliminated in the consolidated statements.

Management Opinion

         The interim financial statements in this report are unaudited. In the opinion of management, all the adjustments necessary to present a fair statement of the results for the interim period have been made. Such adjustments are of a normal and recurring nature.

         The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 1998 Annual Report.

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

                                                                                                        Tax
                                                                                Before-Tax           (Expense)            Net-of-Tax
                                                                                  Amount            or Benefit              Amount
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period ............            $   6,000             $ (2,000)            $  4,000
Less: reclassification adjustment for gains ........................                    0                    0                    0
   (losses) realized in net income                                              ---------             --------             --------

Net unrealized gains (losses) ......................................                6,000               (2,000)               4,000
                                                                                ---------             --------             --------
Other comprehensive income, March 31, 1998 .........................            $   6,000             $ (2,000)            $  4,000
                                                                                =========             ========             ========

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period ............            $(115,000)            $ 39,000             $(76,000)
Less: reclassification adjustment for gains ........................                    0                    0                    0
   (losses) realized in net income                                              ---------             --------             --------

Net unrealized gains (losses) ......................................             (115,000)              39,000              (76,000)
                                                                                ---------             --------             --------
Other comprehensive income, March 31, 1999 .........................            $(115,000)            $ 39,000             $(76,000)
                                                                                =========             ========             ========

     COMMUNITY BANKSHARES, INC. - AVERAGE BALANCE SHEETS, YIELDS, AND RATES

Quarter ended March 31,                                                        1999                                1998
                                                                             Interest                            Interest
                                                                 Average      Income/    Yields/     Average      Income/    Yields/
Assets                                                           Balance      Expense     Rates      Balance      Expense     Rates
                                                                 -------      -------     -----      -------      -------     -----
                                                                                   (Dollar amounts in thousands)
Interest bearing deposits ..................................   $   2,671     $   36       5.39%    $   2,807      $   38       5.42%
Investment securities taxable ..............................      34,303        527       6.15%       29,231         461       6.31%
Investment securities--tax exempt ..........................         602          6       6.04%          374           4       6.48%
Federal funds sold .........................................      12,585        154       4.89%        4,008          58       5.79%
Loans receivable ...........................................     122,562      2,692       8.79%       94,417       2,203       9.33%
                                                               ---------     ------       ----     ---------      ------       ----

Total interest earning assets ..............................     172,723      3,415       7.91%      130,837       2,764       8.45%

Cash and due from banks ....................................       7,978                               5,862
Allowance for loan losses ..................................      (1,519)                             (1,151)
Premises and equipment .....................................       4,269                               2,910
Other assets ...............................................       2,054                               1,610
                                                               ---------                           ---------

Total assets ...............................................   $ 185,505                           $ 140,068
                                                               =========                           =========
Liabilities and Shareholders' Equity

Interest bearing deposits
Savings ....................................................   $  26,847     $  216       3.22%    $  18,318      $  157       3.43%
Interest bearing transaction accounts ......................      15,919         61       1.53%       13,438          64       1.91%
Time deposits ..............................................      84,534      1,076       5.09%       70,045         955       5.45%
                                                               ---------     ------       ----     ---------      ------       ----

Total interest bearing deposits ............................     127,300      1,353       4.25%      101,801       1,176       4.62%
Short term borrowing .......................................       5,113         38       2.97%        2,539          25       3.94%
FHLB advances ..............................................       9,512        128       5.38%        3,543          52       5.87%
                                                               ---------     ------       ----     ---------      ------       ----
Total interest bearing liabilities .........................     141,925      1,519       4.28%      107,883       1,253       4.65%

Noninterest bearing demand deposits ........................      23,033                              17,128
Other liabilities ..........................................       1,113                                 900
Shareholders' equity .......................................      19,434                              14,157
                                                               ---------                           ---------
Total liabilities and shareholders' equity .................   $ 185,505                           $ 140,068
                                                               =========                           =========
Interest rate spread .......................................                              3.63%                                3.80%

Net interest income and net yield on earning assets ........                 $1,896       4.39%                   $1,511       4.62%
                                                                             ======       ====                    ======       ====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as `forward looking statements' for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation cautions readers that forward looking statements, including without limitation, those relating to the Corporation's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income and Year 2000 readiness of the Corporation and its customers, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Corporation's reports filed with the Securities and Exchange Commission.


Year 2000 Readiness Disclosure

         The change in the year from 1999 to 2000 may create serious problems for many computer systems around the world. This so-called millennium bug or Y2K problem may affect certain of the Corporation's systems. CBI is investigating the extent to which its systems are affected and communicating with all of its computer vendors concerning timely completion of remedies for those systems that require modification. The Corporation is also communicating with third parties on which it relies to assess their progress in evaluating their systems and implementing any corrective measures and has formed a committee to coordinate its Year 2000 activities. The Corporation has been taking and will continue to pursue reasonably necessary steps to protect its operations and assets.

         Management estimates that the costs of Year 2000 compliance will approximate $225,000 and will be funded with internally generated resources. The majority of these costs have already been expended and the remaining items relate primarily to the Corporation's testing plans. Most of the Corporation's local and wide area network computer and communications equipment is relatively new. For this reason, the overall internal financial impact of the Year 2000 problem is expected to be relatively limited.

         The Corporation has been devoting significant time and energy to management of the Year 2000 problem. It formed a Year 2000 steering committee comprised of senior officers from each of the three banks and the holding company to oversee the process. The boards of directors of the Corporation and its subsidiaries receive regular detailed progress reports on the Year 2000 project. The national bank regulators, which supervise the three banking subsidiaries, have also devoted a substantial amount of their time and supervisory attention to the Year 2000 problems and related issues, as well as monitoring the banks' progress toward Year 2000 compliance.

         The Corporation has concentrated its internal efforts toward making its own mission critical systems fully Year 2000 compliant as quickly as practical. Management expects its efforts to be successful and, consequently, has no plans to implement any major changes in the information technology systems prior to January 2000.

         The Corporation has completed testing its core information system. Test results have been successful. Management expects to be substantially complete with testing of other mission critical systems by the end of the first quarter 1999. In early March 1999 management simulated conducting banking business during January 2000 and was successful in its testing. In April 1999 management engaged its independent accounting firm to evaluate the reasonableness and validity of its testing program.

         Nevertheless, the Corporation's ability to avoid experiencing difficulty as a result of the Year 2000 problem could be adversely affected by the availability of skilled personnel, the success of vendors, customers and providers of services in dealing with their own Year 2000 problems and by the difficulty of identifying all the possible causes of the Year 2000 problem and interrelationships between various mission critical systems. The Corporation is refining its contingency planning to anticipate potential problems from external as well as internal Year 2000 problems, including, but not limited to, telecommunications and power suppliers.


RESULTS OF OPERATIONS

Net Income

         For the first quarter of 1999 CBI earned a consolidated profit of $429,000, compared to $399,000 for the first quarter of 1998, an increase of 7.5% or $30,000. Basic and diluted earnings per share were $.14 in the 1999 period, compared to $.15 for the 1998 period.

         For the first quarter of 1999 Orangeburg National Bank reported a profit of $469,000, compared to $373,000 for the first quarter of 1998, an increase of 25.7% or $96,000.

         For the first quarter of 1999 Sumter National Bank reported a profit of $82,000 compared to $12,000 for the first quarter of 1998, an increase of 583% or $70,000. The Sumter bank began operation in June 1996.

         For the first quarter of 1999 Florence National Bank reported a net after tax loss of $116,000. The Florence bank began operation in July 1998.

         As noted above, consolidated net income for the quarter ended March 31, 1999, increased from the prior year by 7.5% or $30,000. The major components of this increase are discussed below. Net interest income before provision for loan losses for the three months ended March 31, 1999, increased to $1,896,000, compared to $1,511,000 for the same period in 1998, an increase of 25.5% or $385,000. For the same period, the provision for loan losses was $134,000, compared to $91,000 for the 1998 period, an increase of 47.2% or $43,000. Non-interest income for the 1999 period increased to $305,000 from $230,000 for the 1998 period, a 32.6% or $75,000 increase. Non-interest expense increased to $1,437,000 from $1,059,000, a 35.7% or $378,000 increase. First quarter 1999 results include results of operation for Florence National Bank, which incurred an after tax loss of $116,000. However, for the comparable period in 1998 the results only include the operations of the Sumter bank and the Orangeburg bank. Accordingly, many of the dollar and percentage comparisons and changes between periods discussed in this report are unusually large or extreme.

Profitability

         One of the best ways to review earnings is through the ROA (return on average assets) and the ROE (return on average equity). Return on assets is the income for the period divided by the average assets for the period, annualized. Return on equity is the income for the period divided by the average equity for the period, annualized. Based on operating results for the quarters ended March 31, 1999 and 1998, the following table is presented.

Period ended March 31,           1999            1998
                                 ----            ----
                               (dollars in thousands)
Average assets                $185,505        $140,068
ROA                              0.93%           1.14%
Average equity                 $19,434         $14,157
ROE                              8.83%          11.27%
Net income                        $429            $399

Management regards the decline in ROA and ROE as the temporary result of having sold stock to capitalize the Florence bank and the time required for a new bank to reach a size at which the investment is effectively used.

Net interest income

         Net interest income, the major component of CBI's income, is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. During the first quarter of 1999, net interest income after provision for loan losses increased to $1,762,000 from $1,420,000, a 24% or $342,000 increase over the first quarter of 1998. This improvement was the result of a $42 million increase in the volume of earning assets. The average yield on earning assets decreased to 7.91% for the 1999 period from 8.45% for the 1998 period. This was mostly the result of a decline in the prime lending rate, which was 7.75% during the first quarter of 1999, compared to 8.50% for the same period in 1998. For the first quarter of 1999 the cost of funds averaged 4.28%, decreased from 4.65% for the first quarter of 1998.

         As noted above, the decline in the yield on earning assets was partially offset by the decline in the cost of funds. The effect of these changes was a net interest spread (yield on earning assets less cost of interest bearing liabilities) of 3.63% for the first quarter of 1999, decreased from 3.80% during the first quarter of 1998. CBI's net interest margin (net interest income divided by total earning assets) was 4.39% for the first quarter of 1999, compared to 4.62% for the first quarter of 1998.

Interest Income

         Elsewhere in this report is a table comparing the average balances, yields, and rates for the interest rate sensitive segments of the Corporation's balance sheets for the quarters ended March 31, 1999 and 1998. A discussion of that table follows.

         Total  interest  income  for the  first  quarter  1999  was  $3,415,000 compared with $2,764,000 for the same period in 1998, a 23.6% or $651,000 increase. The yield on earning assets for the 1999 period was 7.91%, decreased from 8.45% for the 1998 period. Total average interest earning assets for the quarter ended March 31, 1999, were $172,723,000, up from $130,837,000 for the quarter ended March 31, 1998, an increase of 32% or $41,886,000.

         The loan portfolio earned $2,692,000 for the first quarter in 1999, up from $2,203,000 for the same period of 1998, a 22.2% or $489,000 increase. The first quarter 1999 yield decreased to 8.79% from 9.33% for the first quarter in 1998. The average size of the loan portfolio was $122,562,000 for the 1999 quarter, up from $94,417,000 for the same period of 1998, an increase of 29.8% or $28,145,000.

         The taxable investment portfolio earned $527,000 for the first quarter in 1999, up from $461,000 for the 1998 period, a 14.3% or $66,000 increase. The yield decreased to 6.15% in the 1999 quarter from 6.31% in the 1998 quarter. The average size of the portfolio increased to $32,898,000 in the 1999 quarter from $29,231,000 in the 1998 quarter, an increase of 12.5% or $3,667,000.

         The tax exempt investment portfolio earned $6,000 for the first quarter in 1999, up from $4,000 for the same period in 1998. The yield on the portfolio was 6.04%, a decrease from 6.48%. The average size of the portfolio increased to $602,000 for the 1999 period from $374,000 in the 1998 period, an increase of 61% or $228,000.

         Interest bearing deposits in other banks contributed $36,000 for the first quarter 1999, compared to $38,000 during the prior year, a decrease of 5.3% or $2,000. The yield on these deposits decreased to 5.39% for the 1999 period from 5.42% in the 1998 period. CBI averaged $2,671,000 in interest bearing balances in the first quarter 1999 compared to $2,807,000 the first quarter of the prior year, a decrease of 4.8% or $136,000.

         Federal funds sold earned $154,000 the first quarter of 1999 compared to $58,000 the prior year, an increase of 165% or $96,000. Yields decreased to 4.89% for the first quarter in 1999 from 5.79% for the first quarter in 1998. For the first quarter of 1999, CBI increased its average volume in federal funds sold to $13,990,000 from $4,008,000 for the first quarter of 1998, a 249% or $9,982,000 increase. Most of this increase was due to the new Florence bank, which maintained an average balance in federal funds during the first quarter of $5,694,000.

Interest Expense

         Interest expense increased for the first quarter 1999 to $1,519,000 from the prior year's $1,253,000, a 21.2% or $266,000 increase. The volume of interest bearing liabilities increased to $141,925,000 for the first quarter in 1999 from $107,883,000 for the first quarter of 1998, a 31.6% or $34,042,000 increase. The average rate paid for interest bearing liabilities during the 1999 quarter was 4.28%, down from 4.65% for the 1998 period.

         The cost of savings accounts increased to $216,000 in the first quarter in 1999 from $157,000 in the first quarter of 1998, a 37.6% or $59,000 increase. Average savings deposit balances increased to $26,847,000 for the first quarter in 1999 from $18,318,000 for the first quarter of 1998, an increase of 46.6% or $8,529,000. The average rate paid on these funds decreased to 3.22% from 3.43%.

         Interest bearing transaction accounts cost $61,000 for the first quarter in 1999, a decrease from the prior year's $64,000, down 4.7% or $3,000. The volume of these deposits increased to $15,919,000 for the first quarter in 1999 from $13,438,000 for the first quarter of 1998, an 18.5% or $2,481,000 increase. The average rate paid on these funds for the first quarter in 1999 decreased to 1.53% from 1.91% for the first quarter of 1998.

         Time deposits cost $1,076,000 for the first quarter of 1999, up from $955,000 the first quarter of the prior year, an increase of 12.7% or $121,000. The volume increased to $84,534,000 for the first quarter in 1999 from $70,045,000 for the first quarter of 1998, a 20.7% or $14,489,000 increase. The average rate paid on these funds decreased to 5.09% for the first quarter in 1999 from 5.45% for the first quarter in 1998.

         Short-term borrowings consists of federal funds purchased and securities sold under agreements to repurchase. This is a relatively small and volatile part of the balance sheet. It cost $38,000 for the first quarter in 1999, an increase from $25,000 for the first quarter of 1998, up 52% or $13,000 increase. The volume of these funds increased to $5,113,000 in the first quarter in 1999 from $2,539,000 in the first quarter of 1998, an increase of 101% or $2,574,000. This increase was mostly related to temporary fluctuations in the balances of customer repurchase agreements. The average rate paid on these funds decreased to 2.97% from 3.94%.

         Borrowings from the Federal Home Loan Bank cost $128,000 for the first quarter in 1999, an increase from $52,000 for the first quarter in 1998, up 146% or $76,000. The advances averaged $9,512,000 during the 1999 quarter, compared to $3,543,000 for the prior year quarter, a 168% or $5,969,000 increase. The Orangeburg bank has been increasing its borrowings from the Federal Home Loan Bank as part of its ongoing asset liability management program. The average rate paid on these funds decreased to 5.38% from 5.87%.

Non-Interest Income

         Non-interest income for the first quarter 1999 grew to $305,000 from $230,000 in the first quarter of 1998, a 32.6% or $75,000 increase. This was mostly the result of adding the new bank in Florence, plus increases in service charge volume at the Sumter bank.


Non-Interest Expense

         For the first quarter of 1999 non-interest expenses increased to $1,437,000 from $1,059,000 for the first quarter of 1998, a 35.7% or $378,000 increase, primarily resulting from expenses associated with the Florence bank.

         For the 1999 period, personnel costs were $832,000 compared to $634,000 for the 1998 period , an increase of 31.2% or $198,000, which primarily resulted from staffing the Florence bank.

         For the 1999 period, premises and equipment expense were $215,000 compared to $139,000 for the 1998 period, an increase of 54.7% or $76,000.

         For the 1999 period, other costs were $390,000 compared to $286,000 for the 1998 period, an increase of 36.4% or $104,000.


Income Taxes

         CBI provided $201,000 for federal and state income taxes during the first quarter of 1999, compared to $192,000 for the same period in 1998, a 4.7% or $9,000 increase.

CHANGES IN FINANCIAL POSITION

Investment portfolio

         The investment portfolio is comprised of a held-to-maturity securities and available-for-sale securities. CBI and its three banks usually purchase short term issues (ten years or less) of U. S Treasury and U. S. Government agency securities for investment purposes. At March 31, 1999, the held-to-maturity portfolio totaled $13,132,000 compared to $15,286,000 at December 31, 1998, a decrease of 14.1% or $2,154,000. At March 31, 1999, the available-for-sale portfolio totaled $22,874,000 compared to $18,862,000 at December 31, 1998, an increase of 21.3% or $4,012,000. The following chart summarizes the investment portfolios at March 31, 1999, and December 31, 1998.

                                                                 March 31, 1999
                                                                       Held-to-maturity                       Available-for-sale
                                                                 Amortized cost       Fair value     Amortized cost       Fair value
                                                                 --------------       ----------     --------------       ----------
                                                                                      (dollars in thousands)

U. S. Government and federal agencies ..................           $ 13,032            $12,932           $ 20,619            $20,517
Tax exempt securities ..................................                100                101                623                625
Other equity securities ................................                  0                  0              1,732              1,732
                                                                   --------            -------           --------            -------
Total ..................................................           $ 13,132            $13,033           $ 22,974            $22,874
                                                                   ========            =======           ========            =======

Unrealized gain or (loss) ..............................           $    (99)                             $   (100)
                                                                   ========                              ========


                                                                 December 31, 1998
                                                                       Held-to-maturity                       Available-for-sale
                                                                 Amortized cost       Fair value     Amortized cost       Fair value
                                                                 --------------       ----------     --------------       ----------
                                                                                      (dollars in thousands)

U. S. Government and federal agencies ..................            $15,035            $15,076            $16,921            $16,975
Tax exempt securities ..................................                251                253                225                227
Other equity securities ................................                  -                  -              1,660              1,660
                                                                    -------            -------            -------            -------
Total ..................................................            $15,286            $15,329            $18,806            $18,862
                                                                    =======            =======            =======            =======

Unrealized gain or (loss) ..............................            $    43                               $    56
                                                                    =======                               =======



Loan portfolio

         The loan portfolio is primarily consumer and small business oriented. At March 31, 1999, the loan portfolio was $127,405,000, compared to $117,795,000 at December 31, 1998, an 8.2% or $9,610,000 increase. The following chart summarizes the loan portfolio at March 31, 1999, and December 31, 1998.

                                     Mar. 31, 1999       Dec. 31, 1998
                                     -------------       -------------
                                        (dollars in thousands)

Real estate                              $74,586           $68,527
Commercial                                32,471            29,943
Loans to individuals                      20,348            19,325
                                        ========          ========
Total                                   $127,405          $117,795
                                        ========          ========


Past Due and Non-Performing Assets and the Allowance for Loan Losses

         CBI closely monitors past due loans and loans that are in non-accrual status and other real estate owned. Below is a summary of past due and non-performing assets at March 31, 1999, and December 31, 1998.

                                            Mar. 31, 1999       Dec. 31, 1998
                                            -------------       -------------
                                                   (dollars in thousands)
Past due 90 days (accruing loans)                  $99                $187
Non-accrual loans                                  $31                 $31
Impaired loans (included in nonaccrual)            $31                 $31
Other real estate owned                           $261                $266

         Management considers the past due and non-accrual amounts at March 31, 1999 to be reasonable in relation to the size of the portfolio and manageable in the normal course of business.

         CBI had no restructured loans during any of the above listed periods.

         CBI's activity with its allowance for loan losses reserve is summarized below.

                                                                        Quarter ended            Year ended           Quarter ended
                                                                        Mar. 31, 1999           Dec. 31, 1998         Mar. 31, 1998
                                                                        -------------           -------------         -------------
Allowance at beginning of period ...........................               $ 1,459                 $ 1,140                 $ 1,140
Provision expense ..........................................                   134                     484                      91
Net charge offs ............................................                   (28)                   (165)                    (11)
                                                                           -------                 -------                 -------
Allowance at end of period .................................               $ 1,565                 $ 1,459                 $ 1,220
                                                                           =======                 =======                 =======
Allowance as a percent of outstanding loans.................                  1.23%                   1.24%                   1.27%


         In reviewing the adequacy of the allowance for loan losses at the end of each period, management considers historical loan loss experience, current economic condition, loans outstanding, trends in non-performing and delinquent loans, and the quality of collateral securing problem loans. After charging off all known losses, management considers the allowance adequate to provide for estimated future losses inherent in the loan portfolio at March 31, 1999.

Deposits

         Deposits were $158,475,000 at March 31, 1999,  compared to $147,630,000 at December 31, 1998, an increase of 7.3% or $10,845,000.

         Time deposits greater than $100,000 were $26,918,000 at March 31, 1999, compared to $24,504,000 at December 31, 1998, an increase of 9.9% or $2,414,000.

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

         CBI and its banks maintain an available-for-sale investment and a held-to-maturity investment portfolio. While all these investment securities are purchased with the intent to be held to maturity, such securities are marketable and occasional sales may occur prior to maturity as part of the process of asset/liability and liquidity management. Such sales will generally be from the available for sale portfolio. Management deliberately maintains a short-term maturity schedule for its investments so that there is a continuing stream of maturing investments. CBI intends to maintain a short-term investment portfolio in order to continue to be able to supply liquidity to its loan portfolio and for customer withdrawals.

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

         CBI through its banking subsidiaries has a demonstrated ability to attract deposits from its markets. Deposits have grown from $30 million in 1989 to over $156 million in 1999. This base of deposits is the major source of operating liquidity.

         CBI's long term liquidity needs are expected to be primarily affected by the maturing of long-term certificates of deposit. At March 31, 1999, CBI had approximately $19.5 million and $0 in certificates of deposit and other interest bearing liabilities maturing in one to five years and over five years, respectively. CBI's assets maturing or repricing in the same periods were $67.6 million and $37.5 million, respectively. CBI expects to be able to manage its current balance sheet structure without experiencing any material liquidity problems.

         In the opinion of management, CBI's current and projected liquidity position is adequate.

Capital resources

         As summarized in the table below, CBI maintains a strong capital position.

                                              Mar. 31, 1999      Dec. 31, 1998
                                              -------------      -------------
Tier 1 capital to average total assets               10.41%             10.90%
Tier 1 capital to risk weighted assets               14.70%             15.90%
Total capital to risk weighted assets                15.89%             17.00%

         The decline in the capital ratios are related to balance sheet growth during the period, a redemption of common stock (see the following section on Common Stock), and the payment of semi-annual dividends to shareholders. Banks are required to maintain a minimum total risk weighted capital ratio of at least 8%, and CBI currently has 15.89%. In the opinion of management, the Company's current and projected capital positions are adequate.

Common Stock

         At March 31, 1999, the common stock account totaled $14,187,000, compared to $14,648,000 at December 31, 1998. This $461,000 decrease was the result of the redemption of $630,000 in CBI common stock and the issuance of stock for $169,000 resulting from the exercise of employee stock options.

Dividends

         CBI declared and paid a semi-annual cash dividend of 9 cents per share during the first quarter of 1999. The total cost of this dividend was $273,000.



Part II--Other Information

Item 2. Changes in Securities and Use of Proceeds.

During the period ended March 31, 1999, the Registrant issued shares of common stock to the following classes of persons upon the exercise of options issued pursuant to the Registrant's 1995 Incentive Stock Option Plan. The securities were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 because the issuance did not involve a public offering.

                        Class               # of shares              Aggregate
Date issued         of purchasers             issued              exercise price
-----------         -------------             ------              --------------


Jan. 1999           Employees                 20,000                  $78,000
Feb. 1999           Employees                  7,500                  $29,250

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit Index

Exhibit No.(from              Description
item 601 of S-B)
27                            Financial Data Schedule

b)  Reports on Form 8-K.  None.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             DATED: May 11, 1999

COMMUNITY BANKSHARES, INC.

By:  s/  E. J. Ayers, Jr.,
         -----------------
         E. J. Ayers, Jr.,
         Chief Executive Officer

By:  s/  William W. Traynham
         -------------------
         William W. Traynham
         President and Chief Financial Officer
         (Principal Accounting Officer)