Form 10-Q
period 1999-06-30
COMMUNITY BANKSHARES INC /SC/
filed 1999-08-12
CIK 894508

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 1999              File number: 000-22054



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



         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No _.

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,037,288 shares of common stock outstanding as of August 5, 1999.

                             10-Q TABLE OF CONTENTS

                           Part I - Financial Statements                    Page
-------------------------------------------------------------------------------
 Item 1    Financial Statements .........................................      3
 Item 2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ..........................      9
 Item 3    Quantitative and Qualitative Disclosures about Market Risk ...     18


                  Part II - Other Information
-------------------------------------------------------------------------------
 Item 4    Submission of Matters to a Vote of Securities Holders ........     18
 Item 6    Exhibits and Reports on Form 8-K .............................     19

            COMMUNITY BANKSHARES, INC. - CONSOLIDATED BALANCE SHEETS

         ($ amounts in thousands)                                                                    UNAUDITED
                                                                                                    June 30,            December 31,
         ASSETS                                                                                      1999                   1998
                                                                                                     ----                   ----

Cash and due from other financial institutions:
     Non-interest bearing ............................................................             $   5,474              $   7,746
     Federal funds sold ..............................................................                13,670                 15,550
                                                                                                   ---------              ---------
         Total cash and cash equivalents .............................................                19,144                 23,296
Interest bearing deposits in other banks .............................................                 1,206                  1,577
Investment securities:
     Securities held to maturity, at amortized cost ..................................                13,968                 15,286
     Securities available for sale, at fair value ....................................                28,719                 18,862
Loans held for resale ................................................................                   207                    722

Loans ................................................................................               139,525                117,795
     Less, allowance for loan losses .................................................                (1,695)                (1,459)
                                                                                                   ---------              ---------
         Net loans ...................................................................               137,830                116,336

Premises and equipment ...............................................................                 4,608                  3,892
Accrued interest  receivable .........................................................                 1,499                  1,242
Deferred income taxes ................................................................                   473                    453
Other assets .........................................................................                   522                    615
                                                                                                   ---------              ---------

         Total assets ................................................................             $ 208,176              $ 182,281
                                                                                                   =========              =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Non-interest bearing ............................................................             $  26,818              $  23,883
     Interest bearing ................................................................               145,560                123,747
                                                                                                   ---------              ---------
         Total deposits ..............................................................               172,378                147,630
Federal funds purchased and securities
     sold under agreements to repurchase .............................................                 3,882                  4,464
Federal Home Loan Bank advances ......................................................                11,490                  9,490
Other liabilities ....................................................................                   966                  1,038
                                                                                                   ---------              ---------
         Total liabilities ...........................................................               188,716                162,622
                                                                                                   ---------              ---------

Shareholders' equity:
     Common stock
         No par, authorized shares 12,000,000, issued and ............................                14,189                 14,648
         outstanding 3,037,288 in 1999 and 3,047,686 in 1998
     Retained earnings ...............................................................                 5,674                  4,975
     Accumulated other comprehensive income (loss) ...................................                  (403)                    36
                                                                                                   ---------              ---------
         Total shareholders' equity ..................................................                19,460                 19,659
                                                                                                   ---------              ---------

         Total liabilities and shareholders' equity ..................................             $ 208,176              $ 182,281
                                                                                                   =========              =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

             COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENT OF
                        CHANGES IN SHAREHOLDERS' EQUITY
           for the six months ended June 30, 1999 and 1998 (Unaudited)


                                                       Common          Common           Retained      Accumulated          Total
                                                       Shares          Stock            Earnings         Other         Stockholders'
                                                                                                     Comprehensive         Equity
                                                                                                     Income (Loss)

                                                                             (dollar amounts in thousands)

Balances at Dec. 31, 1997 .....................       2,634,676       $    9,156       $    3,861       $       20       $   13,037
Comprehensive income:
     Net income ...............................                                               847                               847
     Other comprehensive income
     (loss) net of tax:
         Unrealized gain (loss) on ............                                                                  1                1
         securities
Issuance of common stock ......................         300,240            4,462            4,462
Dividends paid ................................               0                0             (215)               0             (215)
                                                     ----------       ----------       ----------       ----------       ----------
Balances at June 30, 1998 .....................       2,934,916       $   13,618       $    4,493       $       21       $   18,132
                                                     ==========       ==========       ==========       ==========       ==========

Balances at Dec. 31, 1998 .....................       3,047,686       $   14,648       $    4,975       $       36       $   19,659
Comprehensive income:
     Net income ...............................                                               972                               972
     Other comprehensive income
     (loss) net of tax:
         Unrealized gain (loss) on ............                                                               (439)            (439)
         securities
Issuance of common stock ......................          36,702              171                                                171
Redemption of common stock ....................         (47,100)            (630)                                              (630)
Dividends paid ................................               0                0             (273)               0             (273)
                                                     ----------       ----------       ----------       ----------       ----------
Balances at June 30, 1999 .....................       3,037,288       $   14,189       $    5,674       $     (403)      $   19,460
                                                     ==========       ==========       ==========       ==========       ==========

         COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF INCOME

                                                                        Six months ended June 30,       Three months ended June 30,
                                                                           1999            1998           1999            1998
        ($ amounts in thousands)                                         Unaudited      Unaudited       Unaudited       Unaudited

Interest and dividend income:
    Interest and fees on loans .......................................   $    5,632     $    4,539     $    2,940     $    2,336
    Deposits with other financial institutions .......................           79             68             43             30
    Investment securities:
      Interest - U. S. Treasury and
        U. S. Government Agencies ....................................        1,081            927            581            477
      Dividends ......................................................           56             30             23             15
                                                                         ----------     ----------     ----------     ----------
         Total investment securities .................................        1,137            957            604            492
    Federal funds sold and securities
      purchased under agreements to resell ...........................          297            144            143             86
                                                                         ----------     ----------     ----------     ----------
         Total interest and dividend income ..........................        7,145          5,708          3,730          2,944
                                                                         ----------     ----------     ----------     ----------

Interest expense:
    Deposits:
      Certificates of deposit of $100,000 or more ....................          663            608            350            321
      Other ..........................................................        2,168          1,763          1,128            874
                                                                         ----------     ----------     ----------     ----------
         Total deposits ..............................................        2,831          2,371          1,478          1,195
    Federal funds purchased and securities
      sold under agreements to repurchase ............................           75             49             37             24
    Federal Home Loan Bank advances ..................................          283            128            155             76
                                                                         ----------     ----------     ----------     ----------
         Total interest expense ......................................        3,189          2,548          1,670          1,295
                                                                         ----------     ----------     ----------     ----------
Net interest income ..................................................        3,956          3,160          2,060          1,649
Provision for loan losses ............................................          273            188            139             97
                                                                         ----------     ----------     ----------     ----------
Net interest income after provision for loan losses ..................        3,683          2,972          1,921          1,552
                                                                         ----------     ----------     ----------     ----------

Non-interest income:
    Service charges on deposit accounts ..............................          455            376            238            199
    Other ............................................................          195            115            107             62
                                                                         ----------     ----------     ----------     ----------
         Total non-interest income ...................................          650            491            345            261
                                                                         ----------     ----------     ----------     ----------

Non-interest expense:
    Salaries and employee benefits ...................................        1,683          1,311            851            677
    Premises and equipment ...........................................          437            276            222            137
    Other ............................................................          777            615            387            329
                                                                         ----------     ----------     ----------     ----------
         Total non-interest expense ..................................        2,897          2,202          1,460          1,143
                                                                         ----------     ----------     ----------     ----------
Net income before taxes ..............................................        1,436          1,261            806            670
Provision for income taxes ...........................................          464            414            263            222
                                                                         ----------     ----------     ----------     ----------
Net income after taxes ...............................................   $      972     $      847     $      543     $      448
                                                                         ==========     ==========     ==========     ==========

Basic earnings per common share:
    Weighted average shares outstanding ..............................    3,037,417      2,763,076      3,038,005      2,721,895
    Net income per common share ......................................   $     0.32     $     0.31     $     0.18     $     0.16
Diluted earnings per common share:
    Weighted average shares outstanding ..............................    3,063,042      2,862,856      3,064,022      2,800,525
    Net income per common share ......................................   $     0.32     $     0.30     $     0.18     $     0.16



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

        COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                        Six months ended June 30,
                                                                                                        1999                 1998
                                                                                                        ----                 ----
                                                                                                      (dollar amounts in thousands)

Cash flows from operating activities:
Net income .............................................................................             $    972              $    847
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
       Depreciation ....................................................................                  209                   156
       Provision for loan losses .......................................................                  273                   188
       Accretion of discounts and
         amortization of premiums -
         investment securities - net ...................................................                  (11)                  (26)
       Proceeds from sale of real estate loans held for sale ...........................               (6,226)               (5,244)
       Origination of real estate loans held for sale ..................................                6,741                 5,417
Changes in assets and liabilities:
       (Increase) in interest receivable ...............................................                 (257)                 (122)
       Decrease in other assets ........................................................                   73                    96
       (Decrease) in other liabilities .................................................                  (72)                  (77)
                                                                                                     --------              --------
Net cash provided by operating activities ..............................................                1,702                 1,235
                                                                                                     --------              --------

Cash flows from investing activities:
       Proceeds from maturities and sales of
         investment securities - held to maturity ......................................                5,419                11,990
       Purchases of investment securities - held to maturity ...........................               (4,101)               (7,766)
       Proceeds from maturities and sales of
         investment securities - available for sale ....................................                5,363                 7,202
       Purchases of investment securities - available for sale .........................              (15,648)              (11,484)
       Net (increase) decrease in interest bearing deposits ............................                  371                (1,078)
       Net increase in loans to customers ..............................................              (21,767)              (10,581)
       Purchase of premises and equipment ..............................................                 (925)                 (873)
                                                                                                     --------              --------
         Net cash (used) in investing activities .......................................              (31,288)              (12,590)
                                                                                                     --------              --------

Cash flows from financing activities:
       Net increase in demand, savings, & time deposits ................................               24,748                 9,167
       Net (decrease) in federal funds purchased and
         securities sold under agreements to repurchase ................................                 (582)                  (92)
       Sale of common stock ............................................................                  171                 4,462
       Common stock redemption .........................................................                 (630)                    -
       Proceeds of FHLB advances .......................................................                2,000                 8,500
       Dividends .......................................................................                 (273)                 (215)
                                                                                                     --------              --------
         Net cash provided by financing activities .....................................               25,434                21,822
                                                                                                     --------              --------

Net increase  (decrease) in cash and due from other
       financial institutions ..........................................................               (4,152)               10,467
Cash and due from other financial institutions - beginning .............................               23,296                 5,122
                                                                                                     --------              --------
Cash and due from other financial institutions - end of period .........................             $ 19,144              $ 15,589
                                                                                                     ========              ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

COMMUNITY BANKSHARES, INC. - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Principles

         A summary of significant accounting policies is included in the 1998 Annual Report of Community Bankshares, Inc. to the Shareholders, which also contains the Company's audited financial statements for 1998.

Principles of Consolidation

         The consolidated financial statements include the accounts of Community Bankshares, Inc. (CBI), the parent company, and Orangeburg National Bank, Sumter National Bank and Florence National Bank, its wholly owned subsidiaries. All significant intercompany items have been eliminated in the consolidated statements.

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

                                                                                   Before-Tax           Tax             Net-of-Tax
                                                                                     Amount         (Expense) or           Amount
                                                                                                      Benefit

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during ........................          $   1,000           $       0          $   1,000
     period
Less: reclassification adjustment for gains (losses) ....................                  0                   0                  0
                                                                                   ---------           ---------          ---------
     realized in net income
Net unrealized gains (losses) ...........................................          $   1,000           $       0          $   1,000
                                                                                   ---------           ---------          ---------
Other comprehensive income, June 30, 1998 ...............................          $   1,000           $       0          $   1,000
                                                                                   =========           =========          =========

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during ........................          $(611,000)          $ 208,000          $(403,000)
     period
Less: reclassification adjustment for gains (losses) ....................                  0                   0                  0
                                                                                   ---------           ---------          ---------
     realized in net income
Net unrealized gains (losses) ...........................................           (611,000)            208,000           (403,000)
                                                                                   ---------           ---------          ---------
Other comprehensive income, June 30, 1999 ...............................          $(611,000)          $ 208,000          $(403,000)
                                                                                   =========           =========          =========

      COMMUNITY BANKSHARES, INC. - AVERAGE BALANCE SHEETS, YIELDS AND RATES


    Six months ended June 30,                                     1999                                    1998
                                                                Interest                                Interest
                                                   Average      Income/      Yields/       Average       Income/      Yields/
    Assets                                         Balance      Expense       Rates        Balance       Expense       Rates
    ------                                         -------      -------       -----        -------       -------       -----
                                                                       (Dollar amounts in thousands)

    Interest bearing deposits                     $  3,039       $   79        5.20%     $  2,396       $   68          5.68%
    Investment securities taxable                   36,886        1,124        6.09%       29,849          951          6.37%
    Investment securities--tax exempt (1)              663           13        5.94%          314            6          5.79%
    Federal funds sold                              12,416          297        4.78%        5,294          144          5.44%
    Loans receivable                               128,183        5,632        8.79%       96,812        4,539          9.38%
                                                  --------       ------        -----     --------       ------          -----

    Total interest earning assets                  181,187        7,145        7.89%      134,665        5,708          8.48%

    Cash and due from banks                          8,051                                  5,868
    Allowance for loan losses                       (1,571)                                (1,201)
    Premises and equipment                           4,416                                  3,151
    Other assets                                     2,082                                  1,619
                                                  --------                               --------

    Total assets                                  $194,165                               $144,102
                                                  ========                               ========


    Liabilities and Shareholders' Equity

    Interest bearing deposits
    Savings                                       $ 28,242       $  455        3.22%     $ 18,964       $  327          3.45%
    Interest bearing transaction accounts           16,476          127        1.54%       13,491          128          1.90%
    Time deposits                                   88,765        2,249        5.07%       70,300        1,916          5.45%
                                                  --------       ------        -----     --------       ------          -----

    Total interest bearing deposits                133,483        2,831        4.24%      102,755        2,371          4.61%
    Short term borrowing                             4,906           75        3.06%        2,447           49          4.00%
    FHLB advances                                   10,501          283        5.39%        4,302          128          5.95%
                                                  --------       ------        -----     --------       ------          -----
    Total interest bearing liabilities             148,890        3,189        4.28%      109,504        2,548          4.65%

    Noninterest bearing demand deposits             24,765                                 18,126
    Other liabilities                                1,083                                    899
    Shareholders' equity                            19,427                                 15,573
                                                  --------                               --------

    Total liabilities and shareholders' equity    $194,165                               $144,102
                                                  ========                               ========


    Interest rate spread                                                       3.60%                                    3.82%

    Net interest income and net yield on earning assets          $3,956        4.37%                    $3,160          4.69%
                                                                 ======        =====                    ======          =====

(1) Yield is shown on a fully taxable equivalent basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as `forward looking statements' for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Community Bankshares, Inc. ("CBI") cautions readers that forward looking statements, including without limitation, those relating to CBI's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income and Year 2000 readiness of CBI and its customers, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in CBI's reports filed with the Securities and Exchange Commission.

Year 2000 Readiness Disclosure

         The change in the year from 1999 to 2000 may create serious problems for many computer systems around the world. This so-called millennium bug or Y2K problem may affect certain of CBI's systems. CBI is investigating the extent to which its systems are affected and communicating with all of its computer vendors concerning timely completion of remedies for those systems that require modification. CBI is also communicating with third parties on which it relies to assess their progress in evaluating their systems and implementing any corrective measures and has formed a committee to coordinate its Year 2000 activities. CBI has been taking and will continue to pursue reasonably necessary steps to protect its operations and assets.

         Management estimates that the costs of Year 2000 compliance will approximate $250,000 and will be funded with internally generated resources. The majority of these costs have already been expended and the remaining items relate primarily to CBI's testing plans. Most of CBI's local and wide area network computer and communications equipment is relatively new. For this reason, the overall internal financial impact of the Year 2000 problem is expected to be relatively limited.

         CBI has been devoting significant time and energy to management of the Year 2000 problem. It formed a Year 2000 steering committee comprised of senior officers from each of the three banks and the holding company to oversee the process. The boards of directors of CBI and its subsidiaries receive regular detailed progress reports on the Year 2000 project. The national bank regulators, which supervise the three banking subsidiaries, have also devoted a substantial amount of their time and supervisory attention to the Year 2000 problems and related issues, as well as monitoring the banks' progress toward Year 2000 compliance.

         CBI has concentrated its internal efforts toward making its own mission critical systems fully Year 2000 compliant as quickly as practical. Management expects its efforts to be successful and, consequently, has no plans to implement any major changes in the information technology systems prior to January 2000.

         CBI has completed testing its core information system. Test results have been successful. Management is substantially complete with testing of other mission critical systems. In early March 1999 management simulated conducting banking business during January 2000 and was successful in its testing. In April 1999 management engaged its independent accounting firm to evaluate the reasonableness and validity of its testing program.

         Nevertheless, CBI's ability to avoid experiencing difficulty as a result of the Year 2000 problem could be adversely affected by the availability of skilled personnel, the success of vendors, customers and providers of services in dealing with their own Year 2000 problems and by the difficulty of identifying all the possible causes of the Year 2000 problem and interrelationships between various mission critical systems. CBI is refining its contingency planning to anticipate potential problems from external as well as internal Year 2000 problems, including, but not limited to, telecommunications and power suppliers.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Net Income

         For the six months ended June 30, 1999, CBI earned a consolidated profit of $972,000, compared to $847,000 for the comparable period of 1998, an increase of 14.7% or $125,000. Basic earnings per share were $.32 in the 1999 period, compared to $.31 for the 1998 period, an increase of 3.2%.

         Orangeburg National Bank reported net income of $1,002,000 for the six months ended June 30, 1999. This compares to $805,000 for the same period in 1998, an increase of $197,000 or 24%. At June 30, 1999 the Orangeburg bank had $84 million in loans, $133 million in assets, and $107 million in deposits.

         Sumter National Bank reported net income of $213,000 for the six months ended June 30, 1999. This compares to $53,000 for the same period in 1998, an increase of $160,000 or 302%. At June 30, 1999 the Sumter bank had $45 million in loans, $56 million in assets, and $51 million in deposits. The Sumter bank began operation in June 1996.

         Florence National Bank reported a net after tax loss of $211,000 for the period ended June 30, 1999. The Florence bank began operation in July 1998. At June 30, 1999 the Florence bank had $11 million in loans, $19 million in assets, and $15 million in deposits.

         As noted above, consolidated net income for the six months ended June 30, 1999, increased from the prior year by 14.7% or $125,000. The major components of this increase are discussed below. Net interest income before provision for loan losses for the six months ended June 30, 1999, increased to $3,956,000, compared to $3,160,000 for the same period in 1998, an increase of 25.1% or $796,000. For the 1999 period, the provision for loan losses was $273,000, compared to $188,000 for the 1998 period, an increase of 45.2% or $85,000. Non-interest income for the 1999 period increased to $650,000 from $491,000 for the 1998 period, a 32.3% or $159,000 increase. Non-interest expense increased to $2,897,000 from $2,202,000, a 31.5% or $695,000 increase.

         Throughout this discussion many of the dollar and percentage changes between periods are substantial. The Orangeburg and Sumter banks are continuing to grow assets and earnings. The 1999 periods include the operations of the Florence bank, which were not included in the prior year since it began business in July 1998.

Profitability

         One of the best ways to review earnings is through the ROA (return on average assets) and the ROE (return on average equity). Return on assets is the income for the period divided by the average assets for the period, annualized. Return on equity is the income for the period divided by the average equity for the period, annualized. Based on operating results for the six months ended June 30, 1999 and 1998, the following table is presented.

                                   Six months ended June 30,
                                    1999             1998
                                    ----             ----
                                     (dollars in thousands)
Average assets                     $194,165         $144,102
ROA                                   1.00%            1.18%
Average equity                      $19,427          $15,573
ROE                                  10.01%           10.88%
Net income                             $972             $847

         Average assets and average equity were substantially greater in 1999 than they were in 1998 primarily as the result of operating three banks instead of two and because of the sale of stock to capitalize the new bank in Florence. Return on assets and return on equity diminished in 1999 primarily because of operating losses incurred by Florence National Bank.

Net interest income

         Net interest income, the major component of CBI's income, is the amount by which interest and fees on interest earning assets exceed the interest paid on interest bearing deposits and other interest bearing funds. During the first six months of 1999, net interest income after provision for loan losses increased to $3,683,000 from $2,972,000, a 23.9% or $711,000 increase over the comparable period of 1998. This improvement was the result of an increase in the volume of earning assets at all three banks.

Interest Income

         Elsewhere in this report is a table comparing the average balances, yields, and rates for the interest rate sensitive segments of the company's balance sheet for the six month period ended June 30, 1999 and 1998. A discussion of that table follows.

         Total interest income for the six months ended June 30, 1999, was $7,145,000 compared with $5,708,000 for the same period in 1998, a 25.1% or $1,437,000 increase. The yield on earning assets for the 1999 period was 7.89%, down from 8.48.% for the 1998 period. Total average interest earning assets for the six months ended June 30, 1999, were $181,187,000, up from $134,665,000 for the same period in 1998, an increase of 34.5% or $46,522,000.

         The loan portfolio earned $5,632,000 for the six months ended June 30, 1999, up from $4,539,000 for the same period of 1998, a 24% or $1,093,000 increase. The 1999 yield decreased to 8.79% from 9.38% for the 1998 period, a 59 basis point decline. The prime lending rate fell from 8.50% to 7.75% during the fourth quarter of 1998. The average size of the loan portfolio was $128,183,000 for the 1999 period, up from $96,812,000 for the same period of 1998, an increase of 32.4% or $31,371,000.

         The taxable investment portfolio earned $1,124,000 for the six months ended June 30, 1999, up from $951,000 for the 1998 period, an 18.1% or $173,000 increase. The yield decreased to 6.09% in the 1999 period from 6.37% in the 1998 period. The average size of the portfolio increased to $36,886,000 in the 1999 period from $29,849,000 in the 1998 period, an increase of 23.5% or $7,037,000.

         The tax exempt investment portfolio continues to be a relatively small part of the portfolio. It earned $13,000 for the six months ended June 30, 1999, compared to $6,000 for the 1998 period, an increase of 117% or $7,000. The yield on the portfolio was 5.94% (on a fully taxable equivalent basis), increased from the prior year's 5.79%. The average size of the portfolio increased to $663,000 for the 1999 period from $314,000 in the 1998 period, an increase of 111% or $349,000.

         Interest bearing deposits in other banks contributed $79,000 for the six months ended June 30, 1999, compared to $68,000 during the prior year, an increase of 16.1% or $11,000. The yield on these deposits decreased to 5.20% for the 1999 period from 5.68% in the 1998 period. CBI averaged $3,039,000 in interest bearing balances in the 1999 period compared to $2,396,000 in the 1998 period, an increase of 26.8% or $643,000.

         Federal funds sold earned $297,000 for the six months ended June 30, 1999, compared to $144,000 the prior year, an increase of 106% or $153,000. Yields decreased to 4.78% for the period ended June 30, 1999, from 5.44% for the 1998 period. For the 1999 period, CBI increased its average volume in federal funds sold to $12,416,000 from $5,294,000 for the 1998 period, a 135% or $7,122,000 increase. This substantial increase was mostly related to the opening of the new bank in Florence.

Interest expense

         Interest expense increased for the six months ended June 30, 1999, to $3,189,000 from the prior year's $2,548,000, a 25.1% or $641,000 increase. The volume of interest bearing liabilities increased to $148,890,000 for the period ended June 30, 1999, from $109,504,000 for the 1998 period, a 35.9% or
$39,386,000 increase. The average rate CBI paid for interest bearing liabilities during the 1999 period was 4.28%, down from 4.65% for the 1998 period.

         The cost of savings accounts increased to $455,000 for the six months ended June 30, 1999 from $327,000 in the 1998 period, a 39.1% or $128,000 increase. Average savings deposit balances increased to $28,242,000 for the period ended June 30, 1999, from $18,964,000 for the 1998 period, an increase of 48.9% or $9,278,000. The average rate paid on these funds decreased to 3.22% from 3.45%.

         Interest bearing transaction accounts cost $127,000 for the six months ended June 30, 1999, almost unchanged from the prior year's $128,000. The volume of these deposits increased to $16,476,000 for the period ended June 30, 1999, from $13,491,000 for the 1998 period, a 22.1% or $2,985,000 increase. The average rate paid on these funds for the period ended June 30, 1999, decreased to 1.54% from 1.90% for the 1998 period.

         Time deposits cost $2,249,000 for the six months ended June 30, 1999, up from $1,916,000 in the 1998 period, an increase of 17.3% or $333,000. The volume increased to $88,765,000 for the period ended June 30, 1999, from $70,300,000 for the 1998 period, a 26.2% or $18,465,000 increase. The average rate paid on these funds decreased to 5.07% for the period ended June 30, 1999, from 5.45% for the 1998 period.

         Short term borrowing consists of federal funds purchased and securities sold under agreements to repurchase. This is a relatively small and volatile part of the balance sheet. It cost $75,000 for the six months ended June 30, 1999, increased from $49,000 for the 1998 period, a 53% or $26,000 increase. The volume of these funds increased to $4,906,000 in the 1999 period from $2,447,000 in the 1998 period, an increase of 100% or $2,459,000. The average rate paid on these funds decreased to 3.06% from 4%.

         Borrowings from the Federal Home Loan Bank cost $283,000 for the six months ended June 30, 1999, compared to $128,000 for the 1998 period, a 121% or $155,000 increase. The advances averaged $10,501,000 during the 1999 period, compared to $4,302,000 for the prior year period, a 144% or $6,199,000 increase. The increasing volume in these funds is due to the Orangeburg bank's asset-liability management strategy. The average rate paid on these funds decreased to 5.39% from 5.95%.

Non-Interest Income

         Non-interest income for the six months ended June 30, 1998 grew to $650,000 from $491,000 in the 1998 period, a 32.3% or $159,0000 increase. This increase was generated by substantial increases in service charge fee income at the Sumter bank and the early operation of the Florence bank.

Non-Interest Expense

         For the six months ended June 30, 1999 non-interest expenses increased to $2,897,000 from $2,202,000 for the 1998 period, a 31.6% or $695,000 increase.
Of this increase, approximately $487,000 or 70% is related to operation of the new bank in Florence.

         Personnel costs were $1,683,000 for the 1999 period compared to $1,311,000 for the 1998 period, a 28.3% or $372,000 increase.

         Premises and equipment expense for the 1999 period were $437,000 compared to $276,000 for the 1998 period, an increase of 58.3% or $161,000.

         Other costs were $777,000 for the 1999 period compared to $615,000 for the 1998 period, an increase of 26.3% or $162,000.

Income Taxes

         CBI provided $464,000 for federal and state income taxes during the six months ended June 30, 1999, compared to $414,000 for the same period in 1998, a 12% or $50,000 increase.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 1999 AND 1998

Net Income

         For the quarter ended June 30, 1999, CBI earned a consolidated profit of $543,000, compared to $448,000 for the comparable period of 1998, an increase of 21.2% or $95,000. Basic earnings per share were $.18 in the 1999 period, compared to $.16 for the 1998 period, an increase of 12.5%. The changes in the items comprising net interest income which are discussed below resulted from essentially the same factors discussed above regarding the results of operations for the six months ended June 30, 1999.

Net interest income

         Net interest income, the major component of CBI's income, is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. Net interest income before provision for loan losses for the quarter ended June 30, 1999, increased to $2,060,000, compared to $1,649,000 for the same period in 1998, an increase of 24.9% or $411,000. For the same period, the provision for loan losses was $139,000, compared to $97,000 for the 1998 period, an increase of 43.2% or $42,000.

Interest Income

         Total  interest  income  for the  second  quarter  1999 was  $3,730,000 compared with $2,944,000 for the same period in 1998, a 26.6% or $786,000 increase.

         The loan portfolio earned $2,940,000 for the second quarter in 1999, up from $2,336,000 for the same period of 1998, a 25.8% or $604,000 increase.

         The investment portfolio earned $604,000 for the second quarter in 1999, up from $492,000 for the 1998 period, a 22.7% or $112,000 increase.

         Interest bearing deposits in other banks contributed $43,000 for the second quarter 1999, compared to $30,000 during the prior year, an increase of 43.3% or $13,000.

         Federal funds sold earned $143,000 the second quarter of 1999 compared to $86,000 the prior year, an increase of 66.2% or $57,000.

Interest expense

         Interest expense increased for the second quarter of 1999 to $1,670,000 from the prior year's $1,295,000, a 28.9% or $375,000 increase.

Non-interest income and expense

         Non-interest income for the 1999 period increased to $345,000 from $261,000 for the 1998 period, a 32.1% or $84,000 increase. Non-interest expense increased to $1,460,000 from $1,143,000, a 27.7% or $317,000 increase.


CHANGES IN FINANCIAL POSITION

Investment portfolio

         The investment portfolio is comprised of a held-to-maturity and an available-for-sale portion. CBI and its three banks usually purchase short term issues of U. S Treasury and U. S. Government agency securities for investment purposes. At June 30, 1999, the held-to-maturity portfolio totaled $13,968,000 compared to $15,286,000 at December 31, 1998, a decrease of 9.4% or $1,318,000.
At June 30, 1999, the available-for-sale portfolio totaled $28,719,000 compared to $18,862,000 at December 31, 1998, an increase of 52.3% or $9,857,000. The following chart summarizes the investment portfolios at June 30, 1999, and December 31, 1998.

                                                                  June 30, 1999
                                                                        Held-to-maturity                    Available-for-sale
                                                                 Amortized cost       Fair value      Amortized cost      Fair value
                                                                 --------------       ----------      --------------      ----------
                                                                                       (dollars in thousands)
U. S. Government and federal agencies ....................          $ 13,868           $ 13,526          $ 27,152           $ 26,565
Tax exempt securities ....................................               100                101               831                822
Other equity securities ..................................                 -                  -             1,332              1,332
                                                                    --------           --------          --------           --------
Total ....................................................          $ 13,968           $ 13,627          $ 29,315           $ 28,719
                                                                    ========           ========          ========           ========

Unrealized (loss) ........................................          $   (341)                            $   (596)
                                                                    ========                             ========

                                                                December 31, 1998
                                                                        Held-to-maturity                    Available-for-sale
                                                                 Amortized cost       Fair value      Amortized cost      Fair value
                                                                 --------------       ----------      --------------      ----------
                                                                                       (dollars in thousands)
U. S. Government and federal agencies ......................           $15,035           $15,076           $16,921           $16,975
Tax exempt securities ......................................               251               253               225               227
Other equity securities ....................................                 -                 -             1,660             1,660
                                                                       -------           -------           -------           -------
Total ......................................................           $15,286           $15,329           $18,806           $18,862
                                                                       =======           =======           =======           =======

Unrealized gain ............................................           $    43                             $    56
                                                                       =======                             =======


Loan portfolio

         The loan portfolio is primarily consumer and small business oriented. At June 30, 1999, the loan portfolio was $139,525,000, compared to $117,795,000 at December 31, 1998, an 18.4% or $21,730,000 increase. The following chart summarizes the loan portfolio at June 30, 1999, and December 31, 1998.

                                             Jun. 30, 1999     Dec. 31, 1998
                                             -------------     -------------
                                                     (dollars in thousands)
Real estate                                        $80,425           $68,527
Commercial                                          35,989            29,943
Loans to individuals                                23,111            19,325
                                                    ------            ------
Total                                             $139,525          $117,795
                                                  ========          ========


Past Due and Non-Performing Assets and the Allowance for Loan Losses

         CBI closely monitors past due loans and loans that are in non-accrual status and other real estate owned. Below is a summary of past due and non-performing assets at June 30, 1999, and December 31, 1998.


                                               June 30, 1999       Dec. 31, 1998
                                               -------------       -------------
                                                    (dollars in thousands)
Accruing loans past due 90 days +                  $ -                $187
Non-accrual loans                                  $15                $ 31
Impaired loans (included in non-accrual)           $15                $ 31
Other real estate owned                            $31                $266

         Management considers the past due and non-accrual amounts at June 30, 1999 to be reasonable and manageable in the normal course of business.

         CBI had no restructured loans during any of the above listed periods.

         CBI's activity with its allowance for loan losses reserve is summarized below.

                                                                           June 30, 1999        Dec. 31, 1998        June 30, 1998
                                                                           -------------        -------------        -------------
Allowance at beginning of period ....................................         $ 1,459              $ 1,140              $ 1,140
Provision expense ...................................................             273                  484                  188
Net charge offs .....................................................             (37)                (165)                 (58)
                                                                              -------              -------              -------
Allowance at end of period ..........................................         $ 1,695              $ 1,459              $ 1,270
                                                                              =======              =======              =======
Allowance as a percent of outstanding loans .........................            1.21%                1.24%                1.24%

         In reviewing the adequacy of the allowance for loan losses at the end of each period, management considers historical loan loss experience, current economic condition, loans outstanding, trends in non-performing and delinquent loans, and the quality of collateral securing problem loans. After charging off all known losses, management considers the allowance adequate to provide for estimated future losses inherent in the loan portfolio at June 30, 1999.

Premises and equipment

         Premises and equipment were $4,608,000 at June 30, 1999, compared to $3,892,000 at December 31, 1998, an increase of 18% or $716,000. Most of this increase was due to the opening of a new branch bank building on Broughton Street in Orangeburg. This office replaced an existing branch building, which is now being rented to Community Bankshares.

Deposits

         Deposits were  $172,378,000 at June 30, 1999,  compared to $147,630,000 at December 31, 1998, an increase of 16.7% or $24,748,000.

         Time deposits greater than $100,000 were $32,474,000 at June 30, 1999, compared to $24,504,000 at December 31, 1998, an increase of 32.5% or $7,970,000.

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

         CBI through its banking subsidiaries has a demonstrated ability to attract deposits from its markets. Deposits have grown from $30 million in 1989 to over $172 million in 1999. This base of deposits is the major source of operating liquidity.

         CBI's long term liquidity needs are expected to be primarily affected by the maturing of long-term certificates of deposit. At March 31, 1999, CBI had approximately $21.8 million in certificates of deposit and other interest bearing liabilities maturing in one to five years. CBI had no such liabilities maturing in over 5 years. CBI's assets maturing or repricing in the same periods were $75.5 million and $48 million, respectively. CBI expects to be able to manage its current balance sheet structure without experiencing any material liquidity problems.

         In the opinion of management, CBI's current and projected liquidity position is adequate.

Capital resources

         As summarized in the table below, CBI maintains a strong capital position.


                                                June 30, 1999      Dec. 31, 1998
                                                -------------      -------------
Tier 1 capital to average total assets .....        9.79%             10.90%
Tier 1 capital to risk weighted assets .....       13.92%             15.90%
Total capital to risk weighted assets ......       15.11%             17.00%

         Banks are required to maintain a minimum risk weighted capital ratio of at least 8%.

         In the opinion of management, the Company's current and projected capital positions are adequate.

Common Stock

         At June 30, 1999 the common stock account totaled $14,189,000, compared to $14,648,000 at December 31, 1998. This $459,000 decrease was the result of the redemption of $630,000 in CBI common stock and the issuance of stock for $171,000 resulting from the exercise of employee stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable pursuant to Instruction 1 to 17 C.F.R. 229.304(c).


Part II--Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

CBI had an Annual Meeting of Shareholders on April 27, 1999.

The following persons were elected to the Board:
Three year term:  Martha Rose C. Carson,  J. M. Guthrie,  Phil P. Leventis,  Wm.
                  Reynolds Williams, Michael A. Wolfe.
Two year term: Richard L. Havekost.
One year term: Jesse A. Nance.

An amendment to the 1997 Employee Stock Option Plan was approved which increases from 106,000 to 272,000 the number of shares reserved for issuance upon exercise of the options.

The other item approved was the ratification of J. W. Hunt and Co., Certified Public Accountants, as outside auditors for CBI for the year ended December 31, 1999.


The vote tally was as follows:

                                                      Total number    Voting for            Voting          Voting to     Present at
                                                       of shares                        against or to       abstain      meeting and
                                                      eligible to                         withhold                        not voting
                                                          vote                            authority

Election of directors
     Martha Rose C. Carson ....................        3,036,946        1,957,053            1,500                0              0
     J. M. Guthrie ............................        3,036,946        1,950,862            7,691                0              0
     Phil P. Leventis .........................        3,036,946        1,952,758            5,795                0              0
     Wm. Reynolds Williams ....................        3,036,946        1,957,053            1,500                0              0
     Michael A. Wolfe .........................        3,036,946        1,957,053            1,500                0              0
     Richard L. Havekost ......................        3,036,946        1,954,858            3,695                0              0
     Jesse A. Nance ...........................        3,036,946        1,954,858            3,695                0              0

Approval  of Stock  Option  Plan ..............        3,036,946        1,862,938           79,300           16,315              0
     Amendment

Ratification of J. W. Hunt ....................        3,036,946        1,933,143            1,838           23,572              0

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

See Exhibit Index on page 20.

b)  None.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: August 10, 1999
                                 COMMUNITY BANKSHARES, INC.

                                 By:  s/  E. J. Ayers, Jr.,
                                          E. J. Ayers, Jr.,
                                          Chief Executive Officer

                                 By:  s/  William W. Traynham
                                          William W. Traynham
                                          President and Chief Financial Officer
                                          (Principal Accounting Officer)

                                                   EXHIBIT INDEX


Exhibit  No. (from item     Description
601 of S-B)

(10) Form of Change in Control Agreement between the Registrant and each of William W. Traynham, Michael
                           A. Wolfe, William H. Nock and Jesse A. Nance.

(27)                       Financial Data Schedule