Form 10-Q
period 1999-09-30
COMMUNITY BANKSHARES INC /SC/
filed 1999-11-02
CIK 894508

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended Sept.30, 1999              File number: 000-22054



                           COMMUNITY BANKSHARES, INC.
             (Exact Name of registrant as specified in its Charter)

         South Carolina                                 57-0966962
(State or Other Jurisdiction of                        (IRS Employer
 Incorporation or Organization)                      Identification Number)


               791 Broughton St., Orangeburg, South Carolina 29115
                (Address of Principal Executive Office, Zip Code)


                                 (803) 535-1060
                         (Reigstrant's telephone number)



         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No _.


         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,039,288 shares of common stock outstanding as of October 25, 1999.

                             10-Q TABLE OF CONTENTS

                             Part I-Financial Statements                   Page
Item 1    Financial Statements                                               3
Item 2    Management's Discussion and Analysis of Financial Condition and    9
          Results of Operations
Item 3    Quantitative and Qualitative Disclosures about Market Risk        18


                              Part II-Other Information
Item 6    Exhibits and Reports on Form 8-K                                  19

            COMMUNITY BANKSHARES, INC. - CONSOLIDATED BALANCE SHEETS

         (dollar amounts in thousands)                                                                UNAUDITED
                                                                                                     September 30,      December 31,
         ASSETS                                                                                          1999               1998

Cash and due from other financial institutions:
     Non-interest bearing ..................................................................          $   6,647           $   7,746
     Federal funds sold ....................................................................              6,030              15,550
                                                                                                      ---------           ---------
         Total cash and cash equivalents ...................................................             12,677              23,296
Interest bearing deposits in other banks ...................................................                 95               1,577
Investment securities:
     Securities held to maturity ...........................................................             13,469              15,286
     Securities available for sale .........................................................             30,759              18,862
Loans held for resale ......................................................................                268                 722

Loans ......................................................................................            151,454             117,795
     Less, allowance for loan losses .......................................................             (1,805)             (1,459)
                                                                                                      ---------           ---------
         Net loans .........................................................................            149,649             116,336

Premises and equipment .....................................................................              4,686               3,892
Accrued interest  receivable ...............................................................              1,713               1,242
Deferred income taxes ......................................................................                748                 453
Other assets ...............................................................................                331                 615
                                                                                                      ---------           ---------

         Total assets ......................................................................          $ 214,395           $ 182,281
                                                                                                      =========           =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Non-interest bearing ..................................................................          $  26,992           $  23,883
     Interest bearing ......................................................................            150,566             123,747
                                                                                                      ---------           ---------
         Total deposits ....................................................................            177,558             147,630
Federal funds purchased and securities
     sold under agreements to repurchase ...................................................              4,815               4,464
Federal Home Loan Bank advances ............................................................             11,420               9,490
Other liabilities ..........................................................................                933               1,038
                                                                                                      ---------           ---------
         Total liabilities .................................................................            194,726             162,622
                                                                                                      ---------           ---------

Shareholders' equity:
     Common stock
         No par, authorized shares 12,000,000, issued and ..................................             14,205              14,648
         outstanding 3,039,288 in 1999 and 3,047,686 in 1998
     Retained earnings .....................................................................              5,954               4,975
     Accumulated other comprehensive income (loss) .........................................               (490)                 36
                                                                                                      ---------           ---------
         Total shareholders' equity ........................................................             19,669              19,659
                                                                                                      ---------           ---------

         Total liabilities and shareholders' equity ........................................          $ 214,395           $ 182,281
                                                                                                      =========           =========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

               COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENT
                       OF CHANGES IN SHAREHOLDERS' EQUITY
        for the nine months ended September 30, 1999 and 1998 (Unaudited)

                                                                   Common       Common       Retained    Accumulated       Total
                                                                   Shares       Stock        Earnings      Other       Shareholders'
                                                                                                        Comprehensive     Equity
                                                                                                        Income (Loss)
                                                                                (dollar amounts in thousands)

Balances at Dec. 31, 1997 ....................................   2,634,676      $  9,156      $ 3,861      $    20         $ 13,037
Comprehensive income:
     Net income ..............................................                                  1,182                         1,182
     Other comprehensive income (loss) net of tax:
         Unrealized gain (loss) on securities ................                                                  27               27
Issuance of common stock .....................................     300,240         5,470                                      5,470
Dividends paid ...............................................           0             0         (454)           0             (454)
                                                                ----------      --------      -------      -------         --------
Balances at September 30, 1998 ...............................   2,934,916      $ 14,626      $ 4,589      $    47         $ 19,262
                                                                ==========      ========      =======      =======         ========

Balances at Dec. 31, 1998 ....................................   3,047,686      $ 14,648      $ 4,975      $    36         $ 19,659
Comprehensive income:
     Net income ..............................................                                  1,586                         1,586
     Other comprehensive income (loss) net of tax:
         Unrealized gain (loss) on securities ................                                                (526)            (526)
Issuance of common stock .....................................      38,702           187                                        187
Redemption of common stock ...................................     (47,100)         (630)                                      (630)
Dividends paid ...............................................           0             0         (607)           0             (607)
                                                                ----------      --------      -------      -------         --------
Balances at September 30, 1999 ...............................   3,039,288      $ 14,205      $ 5,954      $  (490)        $ 19,669
                                                                ==========      ========      =======      =======         ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

         COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF INCOME

                                                                         Nine months ended Sept.30,     Three months ended Sept. 30,
                                                                           1999             1998            1999              1998
         (dollar amounts in thousands)                                  UNAUDITED         UNAUDITED       UNAUDITED        UNAUDITED
Interest and dividend income:
    Interest and fees on loans .................................       $    8,886       $    7,027       $    3,254       $    2,488
    Deposits with other financial institutions .................               90               98               11               30
    Investment securities:
      Interest - U. S. Treasury and
        U. S. Government Agencies ..............................            1,727            1,398              646              471
      Dividends ................................................               80               58               24               28
                                                                       ----------       ----------       ----------       ----------
         Total investment securities ...........................            1,807            1,456              670              499
    Federal funds sold and securities
      purchased under agreements to resell .....................              454              328              157              184
                                                                       ----------       ----------       ----------       ----------
         Total interest and dividend income ....................           11,237            8,909            4,092            3,201
                                                                       ----------       ----------       ----------       ----------

Interest expense:
    Deposits:
      Certificates of deposit of $100,000 or more ..............            1,069              909              406              301
      Other ....................................................            3,369            2,771            1,201            1,008
                                                                       ----------       ----------       ----------       ----------
         Total deposits ........................................            4,438            3,680            1,607            1,309
    Federal funds purchased and securities
      sold under agreements to repurchase ......................              137               76               62               27
    Federal Home Loan Bank advances ............................              441              258              158              130
                                                                       ----------       ----------       ----------       ----------
         Total interest expense ................................            5,016            4,014            1,827            1,466
                                                                       ----------       ----------       ----------       ----------
Net interest income ............................................            6,221            4,895            2,265            1,735
Provision for loan losses ......................................              439              324              166              136
                                                                       ----------       ----------       ----------       ----------
Net interest income after provision for loan losses ............            5,782            4,571            2,099            1,599

Non-interest income:
    Service charges on deposit accounts ........................              723              572              268              196
    Other ......................................................              271              213               76               98
                                                                       ----------       ----------       ----------       ----------
         Total non-interest income .............................              994              785              344              294
                                                                       ----------       ----------       ----------       ----------
Non-interest expense:
    Salaries and employee benefits .............................            2,569            2,022              886              711
    Premises and equipment .....................................              670              480              233              204
    Other ......................................................            1,188            1,071              411              456
                                                                       ----------       ----------       ----------       ----------
         Total non-interest expense ............................            4,427            3,573            1,530            1,371
                                                                       ----------       ----------       ----------       ----------
Net income before taxes ........................................            2,349            1,783              913              522
Provision for income taxes .....................................              763              601              299              187
                                                                       ----------       ----------       ----------       ----------
Net income after taxes .........................................       $    1,586       $    1,182       $      614       $      335
                                                                       ==========       ==========       ==========       ==========

Basic earnings per common share:
    Weighted average shares outstanding ........................        3,036,989        2,844,521        3,037,203        2,803,799
    Net income per common share ................................       $     0.52       $     0.42       $     0.20       $     0.12
Diluted earnings per common share:
    Weighted average shares outstanding ........................        3,061,756        2,902,226        3,062,399        2,882,541
    Net income per common share ................................       $     0.52       $     0.41       $     0.20       $     0.12

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

        COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                     Nine months ended September 30,
                                                                                                         1999                1998
                                                                                                       UNAUDITED           UNAUDITED
                                                                                                       ---------           ---------
                                                                                                       (dollar amounts in thousands)
Cash flows from operating activities:
Net income .................................................................................           $  1,586            $  1,182
Adjustments to reconcile net income
  to net cash used in operating
  activities:
    Depreciation ...........................................................................                350                 268
    Provision for loan losses ..............................................................                439                 324
    Accretion of discounts and
      amortization of premiums -
      investment securities - net ..........................................................                (14)                (11)
Changes in assets and liabilities:
    Proceeds of sale of loans held for resale ..............................................              8,446               7,253
    Origination of loans held for resale ...................................................             (7,992)             (7,700)
    (Increase) decrease in interest receivable .............................................               (471)                 18
    (Increase) in other assets .............................................................                (11)               (192)
    (Decrease) increase in other liabilities ...............................................               (105)                160
                                                                                                       --------            --------
    Net cash provided by operating activities ..............................................              2,228               1,302
                                                                                                       --------            --------

Cash flows from investing activities:
    Net decrease (increase) in interest bearing deposits ...................................              1,482                (918)
    Proceeds from maturities of
      investment securities - held to maturity .............................................              5,919              17,677
    Purchases of investment securities - held to maturity ..................................             (4,101)            (14,125)
    Proceeds from maturities of
      investment securities - available for sale ...........................................              6,636              14,946
    Purchases of investment securities - available for sale ................................            (19,046)            (13,979)
    Net (increase) in loans to customers ...................................................            (33,752)            (17,759)
    Purchase of premises and equipment .....................................................             (1,144)             (1,412)
    Net (increase) in other real estate ....................................................                  0                (191)
                                                                                                       --------            --------
      Net cash (used) in investing activities ..............................................            (44,006)            (15,761)
                                                                                                       --------            --------

Cash flows from financing activities:
    Net increase in demand, savings, and time deposits .....................................             29,928              20,112
    Net increase in federal funds purchased and
      Securities sold under agreements to repurchase .......................................                351                 269
    Increase in Federal Home Loan Bank advances ............................................              1,930               8,430
    Sale of common stock ...................................................................                187               5,470
    Redemption of common stock .............................................................               (630)                  -
    Dividends paid in cash .................................................................               (607)               (454)
                                                                                                       --------            --------
      Net cash provided by financing activities ............................................             31,159              33,827
                                                                                                       --------            --------

Net increase  (decrease) in cash and due from other
    financial institutions .................................................................            (10,619)             19,368
Cash and due from other financial institutions -
    beginning of period ....................................................................             23,296               5,122
                                                                                                       --------            --------
Cash and due from other financial institutions -
    end of period ..........................................................................           $ 12,677            $ 24,490
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

                                                                                  Before-Tax            Tax              Net-of-Tax
                                                                                    Amount          (Expense) or           Amount
                                                                                                      Benefit
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during .......................          $  71,000           $ (24,000)          $  47,000
     period
Less: reclassification adjustment for gains (losses)
     realized in net income ............................................                  0                   0                   0
                                                                                  ---------           ---------           ---------
Net unrealized gains (losses) ..........................................          $  71,000           $ (24,000)          $  47,000
                                                                                  ---------           ---------           ---------
Other comprehensive income, at September 30, 1998 ......................          $  71,000           $ (24,000)          $  47,000
                                                                                  =========           =========           =========

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during .......................          $(742,000)          $ 252,000           $(490,000)
     period
Less: reclassification adjustment for gains (losses)
     realized in net income ............................................                  0                   0                   0
                                                                                  ---------           ---------           ---------
Net unrealized gains (losses) ..........................................           (742,000)            252,000            (490,000)
                                                                                  ---------           ---------           ---------
Other comprehensive income, at September 30, 1999 ......................          $(742,000)          $ 208,000           $(490,000)
                                                                                  =========           =========           =========

      COMMUNITY BANKSHARES, INC. - AVERAGE BALANCE SHEETS, YIELDS AND RATES

    Nine months ended September 30,                                  1999                                    1998
    (unaudited)                                                    Interest                                Interest
                                                      Average       Income/      Yields/       Average     Income/     Yields/
Assets                                                Balance      Expense       Rates         Balance     Expense     Rates
------                                                -------      -------       -----         -------     -------     -----
                                                                           (Dollar amounts in thousands)
    Interest bearing deposits ..................       $  2,285       $   90         5.25%      $  2,360       $   98      5.54%
    Investment securities taxable ..............         38,775        1,785         6.14%        29,950        1,447      6.44%
    Investment securities--tax exempt (1) ......            749           22         5.93%           294            9      6.18%
    Federal funds sold .........................         12,225          454         4.95%         7,837          328      5.58%
    Loans receivable ...........................        134,149        8,886         8.83%        99,995        7,027      9.37%
                                                       --------       ------         -----      --------       ------      -----

    Total interest earning assets ..............        188,183       11,237         7.96%       140,436        8,909      8.46%

    Cash and due from banks ....................          8,187                                    6,257
    Allowance for loan losses ..................         (1,632)                                  (1,238)
    Premises and equipment .....................          4,510                                    3,425
    Other assets ...............................          2,174                                    1,679
                                                       --------                                 --------

Total assets ...................................       $201,422                                 $150,559
                                                       ========                                 ========


Liabilities and Shareholders' Equity

    Interest bearing deposits
    Savings ....................................        $28,804       $  706         3.27%      $ 20,356       $  537      3.52%
    Interest bearing transaction accounts ......         16,946          196         1.54%        13,617          192      1.88%
    Time deposits ..............................         93,186        3,536         5.06%        71,821        2,951      5.48%
                                                       --------       ------         -----      --------       ------      -----

    Total interest bearing deposits ............        138,936        4,438         4.26%       105,794        3,680      4.64%
    Short term borrowing .......................          5,572          137         3.28%         2,467           76      4.11%
    FHLB advances ..............................         10,949          441         5.37%         6,043          258      5.69%
                                                       --------       ------         -----      --------       ------      -----
    Total interest bearing liabilities .........        155,457        5,016         4.30%       114,304        4,014      4.68%

    Noninterest bearing demand deposits ........         25,457                                   18,697
    Other liabilities ..........................          1,025                                      882
    Shareholders' equity .......................         19,483                                   16,676
                                                       --------                                 --------

Total liabilities and shareholders' equity .....       $201,422                                 $150,559
                                                       ========                                 ========


    Interest rate spread .......................                                     3.66%                                 3.78%
                                                                                     -----                                 -----

    Net interest income and net yield on earning assets               $6,221         4.41%                     $4,895      4.65%
                                                                      ======         =====                     ======      =====

1) Yield is shown on a fully taxable equivalent basis.

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

         CBI has completed testing its core information system and other mission critical systems. Test results have been successful. In early March 1999 management simulated conducting banking business during January 2000 and was successful in its testing. In April 1999 management engaged its independent accounting firm to evaluate the reasonableness and validity of its testing program.

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


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Net Income

         For the nine months ended September 30, 1999 (the 1999 period) CBI earned a consolidated profit of $1,586,000, compared to $1,182,000 for the comparable period of 1998, an increase of 34% or $404,000. Basic earnings per share were $.52 in the 1999 period, compared to $.41 for the 1998 period.

         Orangeburg National Bank reported net income of $1,547,000 for the 1999 period. This compares to $1,236,000 for the same period in 1998, an increase of $311,000 or 25%. At September 30, 1999 the Orangeburg bank had $89 million in loans, $134 million in assets, and $108 million in deposits.

         Sumter National Bank reported net income of $377,000 for the 1999 period. This compares to $105,000 for the same period in 1998, an increase of $272,000 or 259%. At September 30, 1999 the Sumter bank had $47 million in loans, $58 million in assets, and $52 million in deposits. The Sumter bank began operation in June 1996.

         Florence National Bank reported a net after tax loss of $283,000 for the 1999 period. This compares to a net after tax loss of $161,000 for the two-month period ended September 30, 1998. The Florence bank began operation in July 1998. At September 30, 1999 the Florence bank had $15 million in loans, $22 million in assets, and $18 million in deposits.

         As noted above, consolidated net income for the 1999 period increased from the prior year by 34% or $404,000. The major components of this increase are discussed below. Net interest income before provision for loan losses for the 1999 period increased to $6,221,000, compared to $4,895,000 for the same period in 1998, an increase of 27% or $1,326,000. For the 1999 period the provision for loan losses was $439,000, compared to $324,000 for the 1998 period, an increase of 35% or $115,000. Non-interest income for the 1999 period increased to $994,000 from $785,000 for the 1998 period, a 26% or $209,000 increase. Non-interest expense increased to $4,427,000 from $3,573,000, a 24% or $854,000 increase.

         Throughout this discussion many of the dollar and percentage changes between periods are substantial. The Orangeburg and Sumter banks are continuing to grow assets and earnings. The 1999 periods include the operations of the Florence bank for the entire three month and nine month period, however, the 1998 periods only include Florence's operations from when its business began, July 1998, an approximately three month period.

Profitability

         One of the best ways to review earnings is through the ROA (return on average assets) and the ROE (return on average equity). Return on assets is the income for the period divided by the average assets for the period, annualized. Return on equity is the income for the period divided by the average equity for the period, annualized. Based on operating results for the 1999 and 1998 periods, the following table is presented.

                                  Nine months ended Sept. 30,
                                     1999             1998
                                   (dollars in thousands)
Average assets                    $201,422         $150,559
ROA                                   1.05%            1.05%
Average equity                     $19,483          $16,676
ROE                                  10.85%            9.45%
Net income                          $1,586           $1,182

         Average assets were substantially greater in 1999 than they were in 1998 primarily as the result of the growth associated with the operating of three banks instead of two. Return on assets has not improved because of operating losses incurred by Florence National Bank.

Net interest income

         Net interest income, the major component of CBI's income, is the amount by which interest and fees on interest earning assets exceed the interest paid on interest bearing deposits and other interest bearing funds. During the 1999 period net interest income after provision for loan losses increased to $5,782,000 from $4,571,000, a 27% or $1,211,000 increase over the comparable
1998 period. This improvement was primarily the result of an increase in the volume of earning assets at all three banks.

Interest Income

         Elsewhere in this report is a table comparing the average balances, yields, and rates for the interest rate sensitive segments of the company's balance sheet for the nine month periods ended September 30, 1999 and 1998. A discussion of that table follows.

         Total interest income for the 1999 period was $11,237,000 compared with $8,909,000 for the same period in 1998, a 26% or $2,328,000 increase. The yield on earning assets for the 1999 period was 7.96%, down from 8.46.% for the 1998 period. Total average interest earning assets for the 1999 period were $188,183,000, up from $140,436,000 for the same period in 1998, an increase of 34% or $47,747,000.

         The loan portfolio earned $8,886,000 for the 1999 period, up from $7,027,000 for the same period of 1998, a 26% or $1,859,000 increase. The 1999 yield decreased to 8.83% from 9.37% for the 1998 period. The prime lending rate fell from 8.50% to 7.75% during the fourth quarter of 1998. It increased during the third quarter of 1999 to 8.25%. The average size of the loan portfolio was $134,149,000 for the 1999 period, up from $99,995,000 for the same period of 1998, an increase of 34% or $34,154,000.

         The taxable investment portfolio earned $1,785,000 for the 1999 period up from $1,447,000 for the 1998 period a 23% or $338,000 increase. The yield decreased to 6.14% in the 1999 period from 6.44% in the 1998 period. The average size of the portfolio increased to $38,775,000 in the 1999 period from $29,950,000 in the 1998 period, an increase of 29% or $8,825,000.

         The tax exempt investment portfolio continues to be a relatively small part of the portfolio. It earned $22,000 for the 1999 period compared to $9,000 for the 1998 period an increase of 144% or $13,000. The yield on the portfolio was 5.93% (on a fully taxable equivalent basis), decreased from the prior year's 6.18%. The average size of the portfolio increased to $749,000 for the 1999 period from $294,000 in the 1998 period, an increase of 155% or $455,000.

         Interest bearing deposits in other banks contributed $90,000 for the 1999 period compared to $98,000 during 1998, a decrease of 8% or $8,000. The yield on these deposits decreased to 5.25% from 5.54%. CBI averaged $2,285,000 in interest bearing balances in the 1999 period, compared to $2,360,000 in the 1998 period, a decrease of 3% or $75,000.

         Federal funds sold earned $454,000 for the 1999 period compared to $328,000 the prior year, an increase of 38% or $126,000. Yields decreased to 4.95% from 5.58%. For the 1999 period CBI increased its average volume in federal funds sold to $12,225,000 from $7,837,000 for the 1998 period, a 54% or $4,388,000 increase. This substantial increase was mostly related to the opening of the new bank in Florence.

Interest expense

         Interest expense increased for the 1999 period to $5,016,000 from $4,014,000 for the 1998 period, a 25% or $1,002,000 increase. The volume of interest bearing liabilities increased to $155,457,000 for the 1999 period from $114,304,000 for the 1998 period, a 36% or $41,153,000 increase. The average rate CBI paid for interest bearing liabilities during the 1999 period was 4.30%, down from 4.68% for the 1998 period.

         The cost of savings accounts increased to $706,000 for the 1999 period from $537,000 in the 1998 period, a 31% or $169,000 increase. Average savings deposit balances increased to $28,804,000 for the 1999 period from $20,356,000 for the 1998 period, an increase of 41% or $8,448,000. The average rate paid on these funds decreased to 3.27% from 3.52%.

         Interest bearing transaction accounts cost $196,000 for the 1999 period, almost unchanged from the prior year's $192,000. The volume of these deposits increased to $16,946,000 for the 1999 period from $13,617,000 for the 1998 period, a 24% or $3,329,000 increase. The average rate paid on these funds decreased to 1.54% from 1.88%.

         Time deposits cost $3,536,000 for the 1999 period up from $2,951,000 in the 1998 period, an increase of 20% or $585,000. The volume increased to $93,186,000 for the 1999 period from $71,821,000 for the 1998 period, a 30% or
$21,365,000 increase. The average rate paid on these funds decreased to 5.06% for the 1999 period from 5.48% for the 1998 period.

         Short term borrowing consists of federal funds purchased and securities sold under agreements to repurchase. It cost $137,000 for the 1999 period, increased from $76,000 for the 1998 period, an 80% or $61,000 increase. The volume of these funds increased to $5,572,000 in the 1999 period from $2,467,000 in the 1998 period, an increase of 126% or $3,105,000. The average rate paid on these funds decreased to 3.28% from 4.11%.

         Borrowings from the Federal Home Loan Bank cost $441,000 for the 1999 period compared to $258,000 for the 1998 period, a 71% or $183,000 increase. The advances averaged $10,949,000 during the 1999 period compared to $6,043,000 for the prior year period, a 81% or $4,906,000 increase. The increasing volume in these funds is due to the Orangeburg bank's asset-liability management strategy. The average rate paid on these funds decreased to 5.37% from 5.69%.

Non-Interest Income

         Non-interest income for the 1999 period grew to $994,000 from $785,000 in the 1998 period, a 27% or $209,0000 increase. This increase was generated by substantial increases in service charge fee income at the Sumter bank and the operation of the new Florence bank.

Non-Interest Expense

         For the 1999 period non-interest expenses increased to $4,427,000 from $3,573,000 for the 1998 period, a 24% or $854,000 increase. Of this increase, approximately $752,000 or 81% is related to operation of the new bank in Florence.

         Personnel costs were $2,569,000 for the 1999 period compared to $2,022,000 for the 1998 period, a 27% or $547,000 increase.

         Premises and equipment expense for the 1999 period were $670,000 compared to $480,000 for the 1998 period, an increase of 40% or $190,000.

         Other costs were $1,188,000 for the 1999 period compared to $1,071,000 for the 1998 period, an increase of 11% or $117,000.

Income Taxes

         CBI provided $763,000 for federal and state income taxes during the 1999 period compared to $601,000 for the same period in 1998, a 27% or $162,000 increase.

    RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

Net Income

         For the quarter ended September 30, 1999 (the 1999 quarter), CBI earned a consolidated profit of $614,000, compared to $335,000 for the comparable period of 1998, an increase of 83% or $279,000. Basic earnings per share were $.20 in the 1999 period, compared to $.12 for the 1998 period, an increase of 67%.

         The substantial 83% increase in net income for the quarter is due to two major factors. The first factor is that the Florence bank began business in July 1998 and accordingly began to suffer its initial and most severe operating losses during the third quarter 1998. During the third quarter 1999 those losses have been significantly diminished. The second factor is that the Sumter bank was only slightly profitable during the third quarter 1998. During the third quarter 1999 the Sumter bank had substantially increased its profitability.

         The other changes in the items comprising net interest income which are discussed below resulted from essentially the same factors discussed above regarding the results of operation for the nine months ended September 30, 1999.

Net interest income

         Net interest income before provision for loan losses for the 1999 quarter increased to $2,265,000, compared to $1,735,000 for the 1998 quarter, an increase of 31% or $530,000. For the 1999 quarter the provision for loan losses was $166,000, compared to $136,000 for the 1998 quarter, an increase of 22% or $30,000.

Interest Income

         Total  interest  income  for the  third  quarter  1999  was  $4,092,000 compared  with  $3,201,000  for the  same  period  in  1998,  a 28% or  $891,000 increase.

         The loan portfolio earned $3,254,000 for the third quarter in 1999, up from $2,488,000 for the same period of 1998, a 31% or $766,000 increase.

         The investment portfolio earned $670,000 for the third quarter in 1999, up from $499,000 for the 1998 period, a 34% or $171,000 increase.

         Interest bearing deposits in other banks contributed $11,000 for the third quarter 1999, compared to $30,000 during the prior year, a decrease of 63% or $19,000.

         Federal funds sold earned $157,000 the third quarter of 1999 compared to $184,000 the prior year, a decrease of 15% or $27,000.


Interest expense

         Interest expense increased for the third quarter of 1999 to $1,827,000 from the prior year's $1,466,000, a 25% or $361,000 increase.

Non-interest income and expense

         Non-interest income for the 1999 quarter increased to $344,000 from $294,000 for the 1998 quarter, a 17% or $50,000 increase. Non-interest expense increased to $1,530,000 from $1,371,000, a 12% or $159,000 increase.

CHANGES IN FINANCIAL POSITION

Investment portfolio

         The investment portfolio is comprised of a held-to-maturity and an available-for-sale portion. CBI and its three banks usually purchase short term issues of U. S Treasury and U. S. Government agency securities for investment purposes. At September 30, 1999, the held-to-maturity portfolio totaled $13,469,000 compared to $15,286,000 at December 31, 1998, a decrease of 12% or $1,817,000. At September 30, 1999, the available-for-sale portfolio totaled $30,759,000 compared to $18,862,000 at December 31, 1998, an increase of 63% or $11,897,000. The following chart summarizes the investment portfolios at September 30, 1999, and December 31, 1998.

                                                               September 30, 1999
                                                                       Held to maturity                    Available for sale
                                                                 Amortized cost      Fair value       Amortized cost      Fair value
                                                                 --------------      ----------       --------------      ----------
                                                                                      (dollars in thousands)
U. S. Government and federal agencies ..................           $ 13,369            $ 12,941            $29,358           $28,610
Tax exempt securities ..................................                100                 100                828               818
Other equity securities ................................                  -                   -              1,331             1,331
                                                                   --------            --------            -------           -------
     Total .............................................           $ 13,469            $ 13,041            $31,517           $30,759
                                                                   ========            ========            =======           =======

Unrealized (loss) ......................................           $   (428)                              $   (758)
                                                                    =======                                =======

                                                               December 31, 1998
                                                                       Held to maturity                    Available for sale
                                                                 Amortized cost      Fair value       Amortized cost      Fair value
                                                                 --------------      ----------       --------------      ----------
                                                                                        (dollars in thousands)
U. S. Government and federal agencies ......................        $15,035             $15,076            $16,921           $16,975
Tax exempt securities ......................................            251                 253                225               227
Other equity securities ....................................              -                   -              1,660             1,660
                                                                    -------             -------            -------           -------
     Total .................................................        $15,286             $15,329            $18,806           $18,862
                                                                    =======             =======            =======           =======

Unrealized gain ............................................        $    43                                $    56
                                                                    =======                                =======

Loan portfolio

         The loan portfolio is primarily consumer and small business oriented. At September 30, 1999, the loan portfolio was $151,722,000, compared to $117,795,000 at December 31, 1998, a 29% or $33,927,000 increase. The following chart summarizes the loan portfolio at September 30, 1999, and December 31, 1998.

                                           Sep. 30, 1999     Dec. 31, 1998
                                           -------------     -------------
                                               (dollars in thousands)
Real estate ........................            $ 89,266          $ 68,527
Commercial .........................              38,369            29,943
Loans to individuals ...............              24,087            19,325
                                                --------          --------
     Total .........................            $151,722          $117,795
                                                ========          ========


Past Due and Non-Performing Assets and the Allowance for Loan Losses

         CBI closely monitors past due loans and loans that are in non-accrual status and other real estate owned. Below is a summary of past due and non-performing assets at September 30, 1999, and December 31, 1998.

                                             Sept. 30, 1999        Dec. 31, 1998
                                             --------------        -------------
                                                  (dollars in thousands)
Past due 90 days + accruing loans ........         $56                   $187
Non-accrual loans ........................        $145                    $31
Impaired loans (included in nonaccrual) ..        $145                    $31
Other real estate owned ..................         $31                   $266

         Management considers the past due and non-accrual amounts at September 30, 1999 to be reasonable and manageable in the normal course of business.

         CBI had no restructured loans during any of the above listed periods.

         CBI's activity with its allowance for loan losses reserve is summarized below.

                                                                       Sept. 30, 1999          Dec. 31, 1998          Sept. 30, 1998
                                                                       --------------          -------------          --------------
Allowance at beginning of period .................................         $ 1,459               $ 1,140               $ 1,140
Provision expense ................................................             439                   484                   323
Net charge offs ..................................................             (93)                 (165)                  (99)
                                                                           -------               -------               -------
Allowance at end of period .......................................         $ 1,805               $ 1,459               $ 1,364
                                                                           =======               =======               =======
Allowance as a % of outstanding loans ............................            1.19%                 1.24%                 1.24%

         In reviewing the adequacy of the allowance for loan losses at the end of each period, management of each of of the banks considers historical loan loss experience, current economic condition, loans outstanding, trends in non-performing and delinquent loans, and the quality of collateral securing problem loans. After charging off all known losses, management of each of banks considers the allowance adequate to provide for estimated future losses inherent in the loan portfolio at September 30, 1999.

Premises and equipment

         Premises and equipment were $4,686,000 at September 30, 1999, compared to $3,892,000 at December 31, 1998, an increase of 20% or $794,000. Most of this increase was due to the opening of a new branch bank building on Broughton Street in Orangeburg. This office replaced an existing branch building, which is now being rented to Community Bankshares.

Deposits

         Deposits  were   $177,558,000  at  September  30,  1999,   compared  to
$147,630,000 at December 31, 1998, an increase of 20% or $29,928,000.

         Time deposits greater than $100,000 were $34,883,000 at September 30, 1999, compared to $24,504,000 at December 31, 1998, an increase of 42% or $10,379,000.

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

         CBI and its banks maintain an available-for-sale investment and a held-to-maturity investment portfolio. While all these investment securities are purchased with the intent to be held to maturity, such securities are marketable and occasional sales may occur prior to maturity as part of the process of asset/liability and liquidity management. Such sales will generally be from the available-for-sale portfolio. Management deliberately maintains a short-term maturity schedule for its investments so that there is a continuing stream of maturing investments. CBI intends to maintain a short-term investment portfolio in order to continue to be able to supply liquidity for its lending activity and for customer withdrawals.

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

         CBI's long term liquidity needs are expected to be primarily affected by the maturing of long-term certificates of deposit. At September 30, 1999, CBI had approximately $24.6 million in certificates of deposit and other interest bearing liabilities maturing in one to five years. CBI had no such liabilities maturing in over 5 years. CBI's assets maturing or repricing in the same periods were $86.6 million and $49 million, respectively. CBI expects to be able to manage its current balance sheet structure without experiencing any material liquidity problems.

         CBI and its three banks have been examining the issue of liquidity and its relationship to the Y2K computer bug. It is impossible to accurately quantify possible reaction to the Y2K problem by the public in general and the banks' customers in particular as the new year approaches. The banks all recognize their responsibility to be able to provide for customer withdrawals as well as to fund new loan activity. Accordingly, each bank has adopted a Y2K liquidity policy which has been discussed with and approved by its board of directors.

         In the opinion of management, CBI's current and projected liquidity position is adequate with respect to normal operations and the New Year.


Capital resources

         As shown by the capital ratios in the table below, CBI maintains a strong capital position.

                                               Sept. 30, 1999      Dec. 31, 1998
                                               --------------      -------------
Tier 1 capital to average total assets              9.34%             10.90%
Tier 1 capital to risk weighted assets             13.00%             15.90%
Total capital to risk weighted assets              14.16%             17.00%

         Banks are required to maintain a minimum risk weighted capital ratio of at least 8%.

         In the opinion of management, the Company's current and projected capital positions are adequate.

Common Stock

         At September 30, 1999 the common stock account totaled $14,205,000, compared to $14,648,000 at December 31, 1998. This $443,000 decrease was the result of the redemption of $630,000 in CBI common stock and the issuance of stock for $187,000 resulting from the exercise of employee stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable pursuant to Instruction 1 to 17 C.F.R. 229.305(c).

Part II--Other Information


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

See Exhibit Index.

b)  None.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       DATED: November 2, 1999
COMMUNITY BANKSHARES, INC.

By:  s/  E. J. Ayers, Jr.,
         E. J. Ayers, Jr.,
         Chief Executive Officer

By:  s/  William W. Traynham
         William W. Traynham
         President and Chief Financial Officer
         (Principal Accounting Officer)

                                  EXHBIT INDEX


Exhibit   No.(from  item  Description
601 of S-B)

(27)                      Financial Data Schedule