Form 10-K
period 1999-12-31
COMMUNITY BANKSHARES INC /SC/
filed 2000-03-23
CIK 894508

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999                File Number 000-22054

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

       Registrant's Telephone Number, Including Area Code: (803) 535-1060

           Securities Registered Pursuant to Section 12(b) of the Act:
              Common Stock, No Par Value - American Stock Exchange
         (Title of Class) - (Name of each exchange on which registered)

        Securities Registered Pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting and non-voting common equity held by non-affiliates on February 23, 2000, was approximately $29,064,000. As of February 23, 2000, there were 3,191,462 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders - Part III

                             10-K TABLE OF CONTENTS

                                                                                                        Page
                                                      Part I Page
     Item 1      Description of Business                                                                  1
     Item 2      Description of Property                                                                  9
     Item 3      Legal Proceedings                                                                        9
     Item 4      Submission of Matters to a Vote of Security Holders                                      9

                                                      Part II

     Item 5      Market for Common Equity and Related Stockholder Matters                                 9
     Item 6      Selected Financial Data                                                                 10
     Item 7      Management's Discussion and Analysis of Financial Position and Operations               11
     Item 7A     Quantitative and Qualitative Disclosures about Market Risk                              27
     Item 8      Financial Statements and Supplementary Data                                             29
                 Independent Auditor's Report                                                            31
                 Consolidated Balance Sheets, December 31, 1999 and 1998                                 32
                 Consolidated Statements of Income, Years Ended December 31, 1999, 1998 and 1997         33
                 Consolidated Statements of Changes in Shareholders' Equity, Years Ended December        35
                      31, 1999, 1998 and 1997
                 Consolidated Statements of Cash Flows, Years Ended December 31, 1999, 1998 and          36
                      1997
                 Notes to Consolidated Financial Statements                                              37
                 Quarterly Data for 1999 and 1998                                                        61
     Item 9      Changes In and Disagreements with Accountants on Accounting and Financial               62
                      Disclosure

                                                      Part III

    Item 10      Directors and Executive Officers                                                         *
    Item 11      Executive Compensation                                                                   *
    Item 12      Security Ownership of Certain Beneficial Owners and Management                           *
    Item 13      Certain Relationships and Related Transactions                                           *

                                                      Part IV

    Item 14      Exhibits and Reports on  Form 8-K                                                       63

         * Incorporated by reference to Registrant's Proxy Statement for
2000 Annual Meeting of Shareholders

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

Business of banking

         The Orangeburg, Sumter and Florence banks (hereafter referred to as the Banks) offer a full array of commercial bank services. Deposit services include business and personal checking accounts, NOW accounts, savings accounts, money market accounts, various term certificates of deposit, IRA accounts, and other deposit services. The Federal Deposit Insurance Corporation insures deposits up to applicable limits. Most of the Banks' deposits are attracted from individuals and small businesses.

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

         Other services offered by the Banks include safe deposit boxes, night depository service, VISA and Master Card charge cards (through a correspondent), tax deposits, sale of U.S. Treasury bonds, notes and bills and other U. S. government securities (through a correspondent), and twenty-four hour automated teller service. Each of the Banks has ATMs and they are all part of the Honor and Cirrus networks.

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

         The market area for the Orangeburg bank generally encompasses an area extending nine miles around the city of Orangeburg. The market area for the Sumter bank generally encompasses the county of Sumter. The market area for the Florence bank generally encompasses the city of Florence. In the conduct of certain banking business, the Banks also compete with credit unions, consumer finance companies, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Banks. Many of these competitors have substantially greater resources and lending limits than the Banks and offer certain services, such as international banking and trust services, that the Banks do not provide. The Banks believe, however, that their relatively small size permits them to offer more personalized services than many of their competitors. The Banks attempt to compensate for their lower lending limits by participating larger loans with other institutions, often with each other.

         Most of the other financial institutions in the Orangeburg, Sumter, and Florence areas are branch offices of large, regional banks. The financial institution with the largest deposit base in Orangeburg County is First National Bank with deposits of $160 million. The following chart illustrates the relative position of the Banks and other financial institutions in the marketplace in terms of their deposits as of June 30, 1999, 1998 and 1997.

                   Orangeburg, S. C. Comparative Bank Deposits

                                 June 1999                 June 1998                  June 1997
           Bank             Deposit $   % market    Deposit $     % market     Deposit $     % market
                            ---------   --------    ---------     --------     ---------     --------
                                                   (Dollar amounts in millions)
First National  Bank            $160       31.4%         $154       30.8%            $148       30.1%
First Union National Bank         48        9.4%           61       12.2%              63       12.8%
NationsBank                       97       19.1%           97       19.4%             100       20.3%
BB&T                              88       17.4%           90       18.0%              90       18.3%
Credit unions                      8        1.6%            6        1.2%               5        1.0%
Orangeburg National              108       21.1%           92       18.4%              86       17.5%
                                ----      ------         ----      ------            ----      ------
Total deposits                  $509      100.0%         $500      100.0%            $492      100.0%
                                ====      ======         ====      ======            ====      ======

Source:  FDIC and NCUA websites

         The financial institution with the largest deposit base in Sumter County is SAFE (Shaw Air Force Employees) Federal Credit Union with deposits of $236 million. It should be noted, however, the SAFE does not provide deposit information by branches and the total represented herein includes deposits in adjacent counties. The following chart illustrates the relative position of the Banks and other financial institutions in the marketplace in terms of their deposits as of June 30, 1999, 1998 and 1997.


                     Sumter, S. C. Comparative Bank Deposits

                                    June 1999                 June 1998                 June 1997
            Bank              Deposit $   % market     Deposit $     % market     Deposit $    % market
                              ---------   --------     ---------     --------     ---------    --------
                                                     (Dollar amounts in millions)
BB&T                              $103       11.9%            $97      12.6%            $96       13.2%
National Bk of SC                  221       25.6%            176      22.8%            171       23.4%
NationsBank                         73        8.4%             78      10.1%             73       10.0%
Sumter National Bank                51        6.0%             38       4.9%             22        3.0%
First Citizens Bank                 18        2.1%             16       2.1%             17        2.4%
Wachovia Bank NA                   150       17.4%            151      19.6%            147       20.1%
Citizens Bank                        6        0.7%              -                         -
Centura Bank                         3        0.3%              -                         -
SAFE FCU *                         236       27.4%            215      27.6%            202       27.6%
Sumter City CU                       1        0.1%              2       0.3%              2        0.3%
                                  ----      ------           ----     ------           ----      ------
Total deposits                    $862      100.0%           $773     100.0%           $730      100.0%
                                  ====      ======           ====     ======           ====      ======

Source:  FDIC and NCUA websites
* includes deposits outside of Sumter County

         The financial institution with the largest deposit base in Florence County is Wachovia Bank, NA with deposits of $216 million. The following chart illustrates the relative position of the Banks and other financial institutions in the marketplace in terms of their deposits as of June 30, 1999, 1998 and 1997.

                    Florence, S. C. Comparative Bank Deposits

                                      June 1999                 June 1998                  June 1997
             BANK               Deposit $    % market     Deposit $    % market     Deposit $     % market
                                ---------    --------     ---------    --------     ---------     --------
                                                       (Dollar amounts in millions)
Wachovia Bank, NA                    $216      18.2%           $213       17.3%          $240       20.1%
Branch Banking & Trust                211      17.8%            209       16.9%           164       13.8%
Company of SC
Peoples FS&LA of SC                   184      15.5%            187       15.2%           127       10.7%
First Union National Bank              99       8.4%            106        8.6%           119        9.9%
NationsBank NA                         79       6.6%            109        8.9%            92        7.7%
Centura (formerly Pee Dee              75       6.3%             91        7.4%            84        7.0%
     State Bank)
National Bank of SC                    74       6.2%             76        6.2%            74        6.2%
Citizens Bank                          65       5.5%             65        5.3%            58        4.9%
Florence National Bank*                15       1.3%              -                         -
Florence County National Bank          23       2.0%              -                         -
Others (8 institutions)               145      12.2%            176       14.3%           236       19.7%
                                   ------     ------         ------      ------        ------      ------
Total                              $1,185     100.0%         $1,230      100.0%        $1,194      100.0%
                                   ======     ======         ======      ======        ======      ======

Source:  FDIC and NCUA websites
* opened July 6, 1998

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

         As discussed below under the caption "Recent Legislation", Congress has recently adopted extensive changes in the laws governing the financial services industry. Among the changes adopted are creation of the financial holding company, a new type of bank holding company with powers that greatly exceed those of standard holding companies, and creation of the financial subsidiary, a subsidiary that can be used by national banks to engage in many, though not all, of the same activities in which a financial holding company may engage. The legislation also establishes the concept of functional regulation whereby the various financial activities in which financial institutions engage are overseen by the regulator with the relevant regulatory experience. Neither CBI nor the Banks has yet made a decision as to how to adapt the new legislation to its use. Accordingly, the following discussion relates to the supervisory and regulatory provisions that apply to CBI and the Banks as they currently operate.

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

         As discussed below under "Recent Legislation", a bank holding company that meets certain requirements may now qualify as a financial holding company and thereby significantly increase the variety of services it may provide and the investments it may make.

         CBI is also subject to limited regulation and supervision by the South Carolina State Board of Financial Institutions. A South Carolina bank holding company may be required to provide the State Board with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The State Board also may require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued thereunder by the State Board have been complied with, and the State Board may examine any bank holding company and its subsidiaries. Furthermore, pursuant to applicable law and regulations, the Company must receive approval of, or give notice to (as applicable) the State Board prior to engaging in the acquisition of banking or non-banking institutions or assets.

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

Capital Adequacy Guidelines for Bank Holding Companies and National Banks

         The Federal Reserve has adopted risk-based and leverage capital adequacy guidelines for holding companies and banks that are members of the Federal Reserve System subject to its regulation. The capital guidelines and CBI's capital position are summarized in Note 20 to the Financial Statements, contained elsewhere in this report. All three of the Banks are considered well capitalized.

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

Payment of Dividends

         CBI is a legal entity separate and distinct from the Banks. Most of the revenues of CBI result from dividends paid to CBI by the Banks. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by CBI to its shareholders.

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

FDIC Insurance Assessments

         Because Orangeburg National Bank's, Sumter National Bank's, and Florence National Bank's deposits are insured by the BIF, the Banks are subject to semiannual insurance assessments imposed by the FDIC. Since January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both SAIF-insured and BIF-insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"), the FDIC is currently assessing BIF-insured deposits an additional 1.26 basis points per $100 of deposits, and SAIF-insured deposits an additional 6.30 basis points per $100 of deposits, to cover those obligations. The FICO assessment will continue to be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

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

         Brokered Deposits. Under current FDIC regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates), while "undercapitalized" banks may not accept brokered deposits. The regulations provide that the definitions of "well capitalized", "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions described in the previous paragraph.

Interstate Banking

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegel-Neal"), CBI and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. Rieglel-Neal also provides that, in any state that has not previously elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies can consolidate their multistate bank operations into a single bank subsidiary and branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank.

         The Riegel-Neal Act, together with legislation adopted in South Carolina, resulted in a number of South Carolina banks being acquired by large out-of-state bank holding companies. Size gives the larger banks certain advantages in competing for business from larger customers. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and the region. As a result, the Banks do not generally attempt to compete for the banking relationships of large corporations, but concentrates its efforts on small to medium-sized businesses and on individuals. CBI believes its' Banks have competed effectively in this market segment by offering quality, personal service.

Legislative Proposals

         Other proposed legislation which could significantly affect the business of banking has been introduced or may be introduced in Congress from time to time. CBI cannot predict the future course of such legislative proposals or their impact on CBI should they be adopted.

Recent Legislation

         On November 12, 1999, the President signed the Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information. Most of the provisions of the Act require the applicable regulators to adopt regulations in order to implement these provisions.

         Under provisions of the new legislation, which are effective March 11, 2000, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) identical to activities that are financial in nature; or (3) complimentary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

         The legislation also creates another new type of entity called a "financial subsidiary." A financial subsidiary may be used by a national bank or a group of national banks to engage in many of the same activities permitted for a financial holding company, though several of these activities, including real estate development or investment, insurance or annuity underwriting, insurance portfolio investing and merchant banking, are reserved for financial holding companies. A bank's investment in a financial subsidiary affects the way in which the bank calculates its regulatory capital, and the assets and liabilities of financial subsidiaries may not be consolidated with those of the bank. The bank must also be certain that its risk management procedures are adequate to protect it from financial and operational risks created both by itself and by any financial subsidiary. Further, the bank must establish policies to maintain the separate corporate identities of the bank and its financial subsidiary and to prevent each from becoming liable for the obligations of the other.

         The Act also establishes the concept of "functional supervision," meaning that similar activities should be regulated by the same regulator. Accordingly, the Act spells out the regulatory authority of the bank regulatory agencies, the Securities and Exchange Commission and state insurance regulators so that each type of activity is supervised by a regulator with corresponding expertise. The Federal Reserve Board is intended to be an umbrella supervisor with the authority to require a bank holding company or financial holding company or any subsidiary of either to file reports as to its financial condition, risk management systems, transactions with depository institution subsidiaries and affiliates, and compliance with any federal law that it has authority to enforce.

         Although the Act reaffirms that states are the regulators for insurance activities of all persons, including federally-chartered banks, the Act prohibits states from preventing depository institutions and their affiliates from conducting insurance activities.

         The Act also establishes a minimum federal standard of privacy to protect the confidentiality of a consumer's personal financial information and gives the consumer the power to choose how personal financial information may be used by financial institutions. The privacy provisions of the Act will not go into effect until after adoption of implementing regulations by various federal agencies.

         CBI anticipates that the Act and the regulations which are to be adopted pursuant to the Act will be likely to create new opportunities for it to offer expanded services to customers in the future, though CBI has not yet determined what the nature of the expanded services might be or when CBI might find it feasible to offer them. CBI further expects that the Act will increase competition from larger financial institutions that are currently more capable than CBI of taking advantage of the opportunity to provide a broader range of services. However, CBI continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

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

Employees

         At December 31, 1999 the Corporation employed 85 full time equivalent employees Of these, 35 were employed by the Orangeburg bank, 20 were employed by the Sumter bank, 12 were employed by the Florence bank and 18 were employed by the holding company. Management believes that its employee relations are excellent.

Item 2.  Description of Property

         The Corporation's Orangeburg bank owns land located at 1820 Columbia Road NE, in Orangeburg, South Carolina. The Orangeburg bank maintains its main office at this address. The total investment in this real estate was $245,000. The Bank operates from a one-story building of approximately 7,000 square feet. The Bank's investment in the building is $536,000.

         The Orangeburg bank also owns a building, which was previously a branch of the bank, at the corner of Broughton and Glover Streets in Orangeburg. The Bank's investment in the land is $120,000. The Bank's investment in the building plus its improvements and renovations is $225,546. The Orangeburg bank currently rents this facility to the Corporation for office space. In June 1999 the Bank moved into a new branch facility located adjacent to the old building. This new branch office is approximately 6,500 square feet and the total investment in it was approximately $648,146, with an additional investment of $78,789 in land improvements.

         The foregoing properties are owned in fee simple by the Orangeburg bank. Management believes that insurance coverage on the foregoing properties is adequate.

         The Corporation's Sumter bank owns land located at 683 Bultman Drive, in Sumter, South Carolina. The Sumter bank maintains its main office at this address. The total investment in this real estate was $317,000. The Bank operates from a one-story building of approximately 6,500 square feet. The Bank's investment in the building is $606,000.

         The foregoing property is owned in fee simple by the Sumter bank. Management believes that insurance coverage on the foregoing properties is adequate.

         The Florence bank is leasing approximately 1.7 acres of land located at 2009 Hoffmeyer Road in Florence, South Carolina. This land is the site of the main office for Florence National Bank. The details of the lease are discussed in Note 6 to the financial statements contained elsewhere in this report. The Corporation has constructed a one-story building for the Florence bank of approximately 7,500 square feet on the leased site. The building cost approximately $724,000.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted for a vote of the security holders during the fourth quarter of 1999.

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         The Corporation's shares of Common Stock are traded on the American Stock Exchange (the AMEX) under the ticker symbol SCB.

         The following table summarizes the range of high and low prices for the Corporation's Common Stock of which management has knowledge for each quarterly period over the last two years. The prices in the table have been adjusted to reflect the 5% stock dividend paid on January 31, 2000.

                  Sales price of the Corporation's Common Stock
                    Quarter ended          High        Low
                    Mar. 31, 1998           $16.57    $13.30
                    June 30, 1998           $16.15    $13.30
                    Sept. 30, 1998          $16.04    $12.35
                    Dec. 31, 1998           $14.07    $12.35
                    Mar. 31, 1999           $13.78    $12.29
                    June 30, 1999           $13.48    $11.51
                    Sept. 30, 1999          $14.01    $11.29
                    Dec. 31, 1999           $13.78    $11.16

During 1999 the Corporation had a stock sales volume of 262,900 shares on the American Stock Exchange, compared to 159,000 shares in 1998.

         There were 1,419 holders of record of the Corporation's Common Stock (no par value) as of December 31, 1999, compared to 1,457 the prior year.

         During 1999 the Corporation authorized and paid two cash dividends totaling 19 cents per share. The total cost of these payments was approximately $608,000 or 28% of after tax profits. During 1998 the Corporation authorized and paid two cash dividends totaling 15 cents per share. The total cost of these payments was approximately $453,000 or 29% of after tax profits. The dividend policy of the Corporation is subject to the discretion of the Board of Directors and depends upon a number of factors, including earnings, financial condition, cash needs and general business conditions, as well as applicable regulatory considerations. Subject to ongoing review of these circumstances, the Board expects to maintain a reasonable, safe, and sound dividend payment policy.

         The current source of dividends to be paid by the Corporation is dividends of its banking subsidiaries. Accordingly, the payment of dividends by the Corporation is indirectly subject to the same laws and regulations that govern the payment of dividends by national banking associations. National banks may pay dividends only out of present and past earnings with numerous limitations designed to ensure that the Banks have adequate capital to operate safely and soundly (See Item 1. Description of Business - Supervision and Regulation - Payment of Dividends.). At December 31, 1999 the Banks could pay up to $3,749,000 in dividends without special approval of the Comptroller of the Currency.

Item 6. Selected Financial Data

         The following is a summary of the consolidated financial position and results of operations of the Corporation for the years ended December 31, 1995 through December 31, 1999.

For the years ended December 31,                      1999             1998              1997               1996              1995
                                                      ----             ----              ----               ----              ----
             Financial Condition                             (All amounts in thousands of dollars, except per share data.)
Investment securities ....................        $  43,936         $  34,148         $  32,452         $  25,787         $  24,669
Net loans  receivable ....................          155,152           116,336            90,811            67,953            51,617
Total assets .............................          228,030           182,281           134,574           105,461            83,897
Total deposits ...........................          184,364           147,630           117,167            89,851            72,550
Long-term obligations ....................           19,420             9,490             1,060             1,130               700
Stockholders' equity .....................        $  20,245         $  19,659         $  13,037         $  12,104         $   7,346

             Earnings Summary
Interest income ..........................        $  15,550         $  12,320         $   9,820         $   7,261         $   6,327
Interest expense .........................           (6,958)           (5,554)           (4,374)           (3,279)           (2,965)
                                                  ---------         ---------         ---------         ---------         ---------
     Net interest income .................            8,592             6,766             5,446             3,982             3,362
Provision for loan losses ................             (612)             (484)             (358)             (227)             (160)
Other operating income ...................            1,317             1,055               768               503               431
Other operating expenses .................           (6,066)           (5,107)           (4,004)           (3,097)           (2,179)
                                                  ---------         ---------         ---------         ---------         ---------
     Net income before taxes .............            3,231             2,230             1,852             1,161             1,454
Income taxes .............................           (1,049)             (663)             (636)             (411)             (517)
                                                  ---------         ---------         ---------         ---------         ---------
     Net income after tax ................        $   2,182         $   1,567         $   1,216         $     750         $     937
                                                  =========         =========         =========         =========         =========

              Per share data
 Basic earnings ..........................        $    0.68         $    0.52         $    0.44         $    0.29         $    0.51
 Diluted earnings ........................        $    0.68         $    0.51         $    0.43         $    0.29         $    0.51
 Dividends ...............................        $    0.19         $    0.15         $    0.14         $    0.14         $    0.13

Per share information is adjusted for a 5% stock dividend paid on Jan. 31, 2000

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

         The discussion and data presented below analyze major factors and trends regarding the financial position and results of operations of Community Bankshares Inc. and its subsidiaries (herein after referred to as the Corporation or CBI) for the three year period ended December 31, 1999.

Forward Looking Statements

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation cautions readers that forward looking statements, including without limitation, those relating to the Corporation's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Corporation's reports filed with the Securities and Exchange Commission.

Business of the Corporation and the Banks

         Community Bankshares Inc. is a bank holding company. It was incorporated on November 30, 1992, and commenced operations July 1, 1993, by acquiring Orangeburg National Bank. CBI now owns three banking subsidiaries:
Orangeburg National Bank, Sumter National Bank, and Florence National Bank (herein after referred to collectively as the Banks). CBI provides item and data processing and other technical services for its banking subsidiaries. The consolidated financial report for 1999 represents the operations of the holding company and its three banks. (Parent-only financial statements are presented in the footnotes to the consolidated financial statements.)

         Orangeburg National Bank is a national banking association and commenced operations in November 1987. It operates two offices in Orangeburg, South Carolina. Sumter National Bank is a national banking association and commenced operations in June 1996. It operates one office in Sumter, South Carolina. Florence National Bank is a national banking association and commenced operations in July 1998. It operates one office in Florence, South Carolina. The Banks provide commercial banking services in their respective communities. Their primary customer markets are consumers and small businesses.

Year 2000

         Community Bankshares Inc. did not suffer any unusual circumstances associated with the century date rollover beyond a minimal reduction in earnings as the result of the Banks' increasing their vault cash at year-end to accommodate any increase in customer needs for cash. All mission critical systems functioned normally after the rollover. The Corporation considers its Year 2000 efforts successful. The Banks' cash holdings have returned to normal levels.

Stock Split and Stock Dividend

         On July 21, 1997, the Corporation effected a two-for-one split of its common shares outstanding. On January 31, 2000 the Corporation effected a five-percent stock dividend. All references to per share information contained in this discussion have been adjusted accordingly.

DISTRIBUTION OF ASSETS AND LIABILITIES

         The following table presents the average balance sheets, the average yield and the interest earned on earning assets, and the average rate and the interest paid on interest bearing liabilities for the years ended December 31, 1999, 1998 and 1997.

 Years ended December 31,                             1999                            1998                        1997
                                                    Interest                       Interest                     Interest
                                          Average   Income/   Yields/   Average    Income/    Yields/   Average  Income/     Yields/
                   Assets                 Balance  Expense(1) Rates(1)  Balance   Expense(1)  Rates(1)  Balance Expense(1)  Rates(1)
                   ------                 -------  ---------- --------  -------   ----------  --------  ------- ----------  --------
                                                                        (Dollar amounts in thousands
 Interest bearing deposits ...........   $  1,937  $   101     5.21%    $  2,385   $   126     5.28%   $  1,283    $   73    5.69%
 Investment securities taxable .......     39,856    2,458     6.17%      30,096     1,915     6.36%     28,727     1,797    6.26%
 Investment securities--tax exempt ...        783       30     5.81%         341        14     6.22%        410        17    6.28%
 Federal funds sold ..................     10,967      555     5.06%      10,626       568     5.35%      4,363       241    5.52%
 Loans receivable (2) ................    139,215   12,406     8.91%     103,500     9,697     9.37%     81,167     7,692    9.48%
                                         --------  -------     -----    --------   -------     -----   --------    ------    -----
 Total interest earning assets .......    192,758   15,550     8.07%     146,948    12,320     8.38%    115,950     9,820    8.47%
 Cash and due from banks .............      8,896                          6,499                          4,990
 Allowance for loan losses ...........     (1,692)                        (1,281)                        (1,011)
 Premises and equipment ..............      4,549                          3,622                          2,817
 Other assets ........................      2,251                          1,718                          1,640
                                         --------                       --------                       --------
 Total assets ........................   $206,762                       $157,506                       $124,386
                                         ========                       ========                       ========

    Liabilities and
      Shareholders' Equity
 Interest bearing deposits
 Savings .............................   $ 28,321  $   943     3.33%    $ 22,235   $   774     3.48%   $ 19,576    $  681    3.48%
 Interest bearing
   transaction accounts ..............     17,417      269     1.54%      14,028       253     1.80%     11,974       217    1.81%
 Time deposits .......................     96,761    4,901     5.07%      73,045     4,018     5.50%     59,522     3,250    5.46%
                                         --------  -------     -----    --------   -------     -----   --------    ------    -----
 Total interest bearing deposits .....    142,499    6,113     4.29%     109,308     5,045     4.62%     91,072     4,148    4.55%
 Short term borrowing ................      5,210      170     3.26%       3,225       119     3.69%      3,846       153    3.98%
 FHLB advances .......................     12,335      675     5.47%       6,905       390     5.65%      1,101        73    6.63%
                                         --------  -------     -----    --------   -------     -----   --------    ------    -----
 Total interest bearing liabilities ..    160,044    6,958     4.35%     119,438     5,554     4.65%     96,019     4,374    4.56%
 Noninterest bearing demand deposits .     26,124                         19,536                         15,098
 Other liabilities ...................        978                            942                            864
 Shareholders' equity ................     19,616                         17,590                         12,405
                                         --------                       --------                       --------
 Total liabilities and
   shareholders' equity ..............   $206,762                       $157,506                       $124,386
                                         ========                       ========                       ========

 Interest rate spread  (3)                                     3.72%                           3.73%                         3.91%
 Net interest income and net yield
   on earning assets (4) .............             $ 8,592     4.46%               $ 6,766     4.60%               $5,446    4.70%

1. Computed on a fully taxable equivalent basis using a federal tax rate of 34%.
2. Nonaccruing loans are included in the average loan balances and income from such loans are recognized on a cash basis.
3. Total interest earning assets yield less total interest bearing liabilities rate.
4. Net yield equals net interest income divided by total interest earning assets.

Earnings Performance, 1999 compared to 1998

         The Corporation's net income was $2,182,000, or $.68 per share, in 1999. This compares to $1,567,000, or $.52 per share, in 1998, an increase of $615,000, or 39%.

         Management views this increase in earnings as primarily the result of a substantial increase in earning assets resulting from growth in its three markets, but particularly Sumter and Florence. The earnings at the Sumter bank increased to $559,000 in 1999 from $179,000 in 1998, a 212% increase. The earnings at the Orangeburg bank increased to $2,054,000 in 1999 from $1,737,000 in 1998, an 18% increase. The Florence bank showed a net loss of $314,000 for the twelve-month period in 1999 compared to a net loss of $331,000 for six months of operation in 1998.

Interest Income and Interest Expense, 1999 compared to 1998

         The Corporation's interest income increased substantially in 1999 from 1998. In 1999 the Corporation earned $15,550,000 in total interest income, up from the prior year's $12,320,000. This represented a $3,230,000 or a 26.2% increase. This growth was mostly the result of increased volume in the loan and investment portfolios at each of the three banks.

         Interest bearing deposits in other banks contributed $101,000 to interest income in 1999, down from $126,000 the prior year, a decrease of $25,000 or 19.8%. In 1999 the Corporation had an average of $1,937,000 in interest bearing deposits, down from the prior year's $2,385,000, a decrease of $448,000 or 18.8%. The average yield on these deposits during 1999 was 5.21%, down from the prior year's 5.28%.

         Investments contributed $2,458,000 to interest income in 1999, up from $1,915,000 the prior year, an increase of $543,000 or 28.4%. The investment portfolio averaged $39,856,000 in 1999, up from the prior year's $30,096,000, an increase of $9,760,000 or 32.4%. The Corporation's investment portfolio consists primarily of short-term U. S. government and agency debt issues. The average yield on investments during 1999 was 6.17%, down from 6.36% in 1998.

         The Corporation's tax-exempt securities portfolio earned $30,000 during 1999, up from $14,000 the prior year. The portfolio averaged $783,000 in 1999, up from $341,000 in 1998, an increase of $442,000 or 130%. The average yield was 5.81%, compared to 6.22% the prior year, on a fully taxable equivalent basis.

         Federal funds sold represent temporary surplus funds that one bank lends to another. These funds are a source of day to day operating liquidity. Federal funds sold contributed $555,000 to interest income in 1999, down from $568,000 in the prior year, a decrease of $13,000 or 2.3%. The Corporation had an average of $10,967,000 in federal funds during 1999, up from the prior year's $10,626,000, an increase of $341,000 or 3.2%. The average yield on federal funds during 1999 was 5.06%, down from 5.35% in 1998.

         The Corporation's major source of interest income is the loan portfolio, which contributed $12,406,000 to interest income in 1999, up from $9,697,000 in the prior year, an increase of $2,709,000 or 28%. The average loan portfolio for 1999 was $139,215,000, compared to the prior year's $103,500,000, an increase of $35,715,000 or 34.5%. The average yield on loans during 1999 was 8.91%, down from 9.37% in 1998.

         The Corporation had average earning assets in 1999 of $192,758,000, which earned a yield of 8.07%. The Corporation had average earning assets in 1998 of $146,948,000, which earned a yield of 8.38%. Average earning assets increased $45,810,000 or 31.2%.

         The Corporation's savings deposits consist of savings and money market accounts. Total savings accounts averaged $28,321,000 in 1999, up from $22,235,000 in the prior year, an increase of $6,086,000 or 27.4%. The cost of these funds decreased to 3.33% in 1999 from 3.48% in the prior year.

         Interest bearing transaction accounts are the primary checking accounts that the Banks offer customers. This overall category was $17,417,000 in 1999, up from $14,028,000 in 1998, an increase of $3,389,000 or 24.2%. The average cost of these funds was 1.54% in 1999, compared to 1.80% in the prior year.

         Time   deposits  are  the  largest   category  of  deposits,   totaling
$96,761,000 in 1999, up from $73,045,000 in the prior year, an increase of $23,716,000 or 32.5%. The cost of time deposits decreased to 5.07% from 5.50%.

         Short-term borrowing includes federal funds purchased and securities sold under agreements to repurchase. The repurchase agreements are consummated with several commercial customers of the Orangeburg bank. These accounts are not deposits; they are considered other obligations of the Banks. Balances in these accounts are subject to wide fluctuation, but they constitute a relatively small portion of the balance sheet. The average balance for 1999 was $5,210,000, up from $3,225,000 in the prior year, an increase of $1,985,000 or 61.5%. The cost of these funds decreased to 3.26% from 3.69%.

         The Orangeburg, Sumter and Florence banks are members of and have the ability to borrow from the Federal Home Loan Bank (FHLB). The banks had an average $12,335,000 outstanding borrowing balance during 1999 at an average cost of 5.47%. The banks had an average $6,905,000 outstanding during 1998 at an average cost of 5.65%. These borrowings are a result of the Banks' on-going asset/liability management strategy. These loans are secured by a blanket lien on the bank's one-to-four family residential mortgage loan portfolio and the bank's stock in the FHLB. The Florence bank did not have any borrowing activity with the FHLB during 1999 and 1998.

         The Corporation had total interest bearing liabilities in 1999 of $160,044,000 costing an average of 4.35%, compared with interest bearing liabilities in 1998 of $119,438,000 that cost an average of 4.65%. Average interest bearing liabilities increased $40,606,000 or 34%.

Earnings Performance, 1998 compared to 1997

         The Corporation's net income was $1,567,000, or $.52 per share, in 1998. This compares to $1,216,000, or $.44 per share, in 1997, an increase of $351,000, or 29%.

         Management views this increase in earnings as primarily the result of a substantial increase in earning assets resulting from growth in its three markets. Earnings at the Orangeburg bank increased to $1,737,000 in 1998 from $1,401,000 in 1997, a 24% increase. Earnings at the Sumter bank increased to $179,000 in 1998 from a net loss of $163,000 in 1997. The Florence bank showed a net loss at year-end 1998 of $331,000 for six months of operation.

Interest Income and Interest Expense, 1998 compared to 1997

         The Corporation's interest income increased in 1998 from 1997. In 1998 the Corporation earned $12,320,000 in total interest income, up from the prior year's $9,820,000. This represented a $2,500,000 or a 25.4% increase. This growth was mostly the result of increased volume in the loan and investment portfolios at each of the three banks.

         Interest bearing deposits in other banks contributed $126,000 to interest income in 1998, up from $73,000 the prior year, an increase of $53,000 or 72.6%. In 1998 the Corporation had an average of $2,385,000 invested in interest bearing deposits, up from the prior year's $1,283,000, an increase of $1,102,000 or 85.9%. The average yield on these deposits during 1998 was 5.28%, down .41% from the prior year's yield of 5.69%.

         Investments contributed $1,915,000 to interest income in 1998, up from $1,797,000 the prior year, an increase of $118,000 or 6.6%. The investment portfolio averaged $30,096,000 in 1998, up from the prior year's $28,727,000, an increase of $1,369,000 or 4.7%. The average yield on investments during 1998 was 6.36%, up from 6.26% in 1997.

         The Corporation's tax-exempt securities portfolio earned $14,000 during 1998, down from $17,000 the prior year. The portfolio averaged $341,000 in 1998, down from $410,000 in 1997, a decrease of $69,000 or 16.8%. The average yield was 6.22%, compared to 6.28% the prior year, on a fully taxable equivalent basis.

         Federal funds sold contributed $568,000 to interest income in 1998, up from $241,000 in the prior year, an increase of $327,000 or 136%. The Corporation had an average of $10,626,000 in federal funds during 1998, up from the prior year's $4,363,000, an increase of $6,263,000 or 144%. The average yield on federal funds during 1998 was 5.35%, down from 5.52% in 1997. The primary reason for the substantial increase in federal funds was that the new bank in Florence maintained a highly liquid position in its first months of operation.

         The loan portfolio contributed $9,697,000 to interest income in 1998, up from $7,692,000 in the prior year, an increase of $2,005,000 or 26%. The average loan portfolio for 1998 was $103,500,000, compared to the prior year's $81,167,000, an increase of $22,333,000 or 27.5%. The average yield on loans during 1998 was 9.37%, down from 9.48% in 1997.

         The Corporation had average earning assets in 1998 of $146,948,000 which earned a yield of 8.38%. In 1997 the Corporation had average earning assets of $115,950,000 which earned a yield of 8.47%. Average earning assets increased $30,998,000 or 26.7%.

         Total  savings   accounts   averaged   $22,235,000  in  1998,  up  from
$19,576,000 in the prior year, an increase of $2,659,000 or 13.6%. The cost of these funds increased to 3.48% in 1998 from 3.47% in the prior year.

         Interest bearing transaction accounts were $14,028,000 in 1998, up from $11,974,000 in 1997, an increase of $2,054,000 or 17.2%. The average cost of these funds was 1.80% in 1998, compared to 1.81% in the prior year.

         Time deposits totaled $73,045,000 in 1998, up from $59,522,000 in the prior year, an increase of $13,523,000 or 22.7%. The cost of time deposits increased to 5.50% from 5.46%.

         The Orangeburg bank has several commercial customers for whom it offers daily repurchase agreements. The average balance of short-term borrowings for 1998 was $3,225,000, down from $3,846,000 in the prior year, a decrease of $621,000 or 16.1%. The cost of these funds decreased to 3.69% from 3.98%.

         The Orangeburg bank had an average $6,905,000 outstanding borrowing balance with the FHLB during 1998 at an average cost of 5.65%. The bank had an average $1,101,000 outstanding during 1997 with the FHLB at an average cost of 6.63%. The Sumter and Florence banks did not have any borrowing activity with the FHLB during 1998 and 1997.

         The Corporation had total interest bearing liabilities in 1998 of $119,438,000 costing an average of 4.65%, compared with interest bearing liabilities in 1997 of $96,019,000 that cost an average of 4.55%. Average interest bearing liabilities increased $23,419,000 or 24.4%.

Volume and Rate Variance Analysis

         The table "Volume and Rate Variance Analysis" provides a summary of changes in net interest income resulting from changes in volume and changes in rate (The changes in volume are the difference between the current and prior year's balances times the prior year's rate. The changes in rate are the difference between the current and prior year's rate times the prior year's balance.)

         As reflected in the table, the increase in 1999 net interest income of $1,826,000 is due to changes in volume. All of the $3,230,000 increase in interest income was from volume growth in earning assets, especially the loan portfolio. Likewise, the $1,404,000 increase in interest expense was due to volume increases for time deposits. During 1998 there was a similar pattern, with most of the increase in net interest income coming from changes in volume.

         The prime interest rate has changed over the last several years in both directions. The prime rate went to 8.50% in March 1997 and stayed there until late 1998, when it was reduced in three installments to 7.75%. It stayed stable through the first half of 1999, then gradually increased to 8.50% by year-end 1999. Management expects that interest rates may increase another 50 basis points during the first half of 2000, as the Federal Reserve maintains its anti-inflation bias. Management expects inflation to remain very low. The Corporation is not aware of any other immediately identifiable factors that would cause short-term interest rates to increase beyond these expectations in the near term. Therefore, as in 1999, any improvements in net interest income during 2000 are more likely to be the result of changes in volume and the mix of earning assets and interest bearing liabilities than changes in rates.

                        Volume and Rate Variance Analysis

                                                                   1999 compared to 1998                  1998 compared to 1997
                                                              Volume        Rate        Total        Volume        Rate        Total
                                                              ------        ----        -----        ------        ----        -----
Interest earning assets                                                           (Dollar amounts in thousands)
-----------------------
   Interest bearing deposits .........................     $   (24)     $    (1)     $   (25)     $    58      $    (5)     $    53
   Investment securities taxable .....................         602          (59)         543           87           31          118
   Investment securities--tax exempt .................          17           (1)          16           (5)           -           (5)
   Federal funds sold ................................          18          (31)         (13)         334           (7)         327
   Loans receivable ..................................       3,203         (494)       2,709        2,095          (88)       2,007
                                                           -------      -------      -------      -------      -------      -------
   Total interest income .............................       3,816         (586)       3,230        2,569          (69)       2,500
                                                           -------      -------      -------      -------      -------      -------

Interest bearing liabilities
   Savings ...........................................         204          (35)         169           93            1           94
   Interest bearing transaction accounts .............          55          (39)          16           37           (1)          36
   Time deposits .....................................       1,221         (338)         883          743           24          767
                                                           -------      -------      -------      -------      -------      -------
   Total interest bearing deposits ...................       1,480         (412)       1,068          873           24          897
   Short term borrowing ..............................          66          (15)          51          (24)         (10)         (34)
   FHLB advances .....................................         297          (12)         285          328          (11)         317
                                                           -------      -------      -------      -------      -------      -------
   Total interest expense ............................       1,843         (439)       1,404        1,177            3        1,180
                                                           -------      -------      -------      -------      -------      -------

Net interest income ..................................     $ 1,973      $  (147)     $ 1,826      $ 1,392      $   (72)     $ 1,320
                                                           =======      =======      =======      =======      =======      =======

(1) The rate / volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of rate or volume variance to the sum of the two absolute variances, except in categories having balances in only one period. In such cases, the entire variance is attributed to volume differences.
(2) Computed on a fully taxable equivalent basis using a federal income tax rate of 34%.

PREMISES AND EQUIPMENT

         Premises and equipment were $4,619,000 at December 31, 1999, compared to $3,892,000 the prior year, an increase of $727,000 or 18.6%. Most of this increase was associated with the new branch bank in Orangeburg. Premises and equipment are discussed further in Note 6 to the consolidated financial statements.

INVESTMENT PORTFOLIO

         The Corporation's investment portfolio consists primarily of short-term
U. S. government and agency debt issues. Investment securities averaged $39.8 million in 1999, $30.1 million in 1998 and $28.7 million in 1997. Note 4 to the consolidated financial statements provides further information on the investment portfolio.

         The table below gives the amortized cost and fair value of the Corporation's investment portfolio for the past three years.

                                                             1999                         1998                        1997
                                                             ----                         ----                        ----
                                                 Amortized         Fair        Amortized        Fair        Amortized         Fair
                                                   cost           value          cost           value          cost           value
                                                   ----           -----          ----           -----          ----           -----
                                                                            (Dollar amounts in thousands)
Securities held to maturity
U.S. government and agencies .............        $13,369        $12,919        $15,035        $15,076        $16,906        $16,923
State and local government ...............              -              -            251            253            405            408
                                                  -------        -------        -------        -------        -------        -------
     Total held to maturity ..............        $13,369        $12,919        $15,286        $15,329        $17,311        $17,331
                                                  =======        =======        =======        =======        =======        =======

Securities available for sale
U.S. government and agencies .............        $28,931        $28,151        $16,921        $16,975        $14,413        $14,444
State and local government ...............            825            814            225            227            327            327
Other securities .........................          1,601          1,601          1,660          1,660            370            370
                                                  -------        -------        -------        -------        -------        -------
     Total available for sale ............        $31,357        $30,566        $18,806        $18,862        $15,110        $15,141
                                                  =======        =======        =======        =======        =======        =======

Information on the maturity distribution of the investment portfolio is presented in Note 4 to the financial statements, page 42.

         At December 31, 1999 the Corporation's available for sale portfolio showed a net of tax other comprehensive loss in the equity section of the balance sheet of $511,000 compared to a net of tax other comprehensive income item of $36,000 the prior year. The change in the valuation of the investment portfolio was directly related to changes in market interest rates during the year. Management considers it unlikely that these investments will be sold prior to maturity and does not regard the valuation as anything other than a temporary fluctuation in market values.

LOAN PORTFOLIO

         The average size of the loan portfolio in 1999 was $139.2 million, in 1998 it was $103.5 million, and in 1997 it was $81.1 million.

         At December 31, 1999, the loan portfolio was $157.1 million, compared to $117.8 million the prior year, an increase of $39.3 million, or 33%.

         Management believes the loan portfolio is adequately diversified. There are no foreign loans and few agricultural loans.

         The table, "Loan Portfolio Composition," on the following page, indicates the amounts of loans outstanding according to the type of loan at the dates indicated.

Loan Portfolio Composition

         The following table shows the composition of the loan portfolio for the years ended December 31, 1995 through 1999.


Loan category                                                  1999           1998            1997            1996            1995
-------------                                                  ----           ----            ----            ----            ----
                                                                                  (Dollar amounts in thousands)
Commercial, financial and agricultural .............        $ 39,752        $ 29,403        $ 21,690        $ 16,520        $ 12,408
Real estate - construction .........................           9,156           5,738           6,563           5,611           3,449
Real estate - mortgage .............................          84,680          62,789          46,734          35,553          28,029
Installment loans to individuals ...................          23,033          19,325          16,348          11,021           8,361
Obligations of political subdivisions ..............             468             540             616             124              77
                                                            --------        --------        --------        --------        --------
     Total loans - gross ...........................        $157,089        $117,795        $ 91,951        $ 68,829        $ 52,324
                                                            ========        ========        ========        ========        ========

         Commercial, financial, and agricultural loans, primarily representing loans made to small businesses, increased by $10.3 million or 35% during 1999. These loans may be made on either a secured or an unsecured basis. When taken, security consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured business loans are generally short-term with emphasis on repayment strengths and low debt to worth ratios.

         Real estate loans consist of construction loans and loans collateralized by mortgages. Construction loans are also generally collateralized with mortgages. Because the Corporation's subsidiaries are community banks, real estate loans comprise the bulk of the loan portfolio. Construction loans increased $3.4 million or 60% in 1999. Mortgage loans increased $21.9 million or 35% in 1999.

         The Corporation generally does not compete with 15 and 30 year fixed secondary market mortgage interest rates, so it has elected to pursue the origination of mortgage loans that could be easily sold into the secondary mortgage market. These loans are generally pre-qualified with the underwriters to avoid problems in the sale of the loans. In 1999, 1998 and 1997 the Corporation sold $9.9 million, $12.1 million and $4.8 million, respectively, in such loans. These loans are sold at par so no gain or loss is recognized at the time of sale. However, the origination and sale of these loans generates fee income. The Corporation also makes mortgage loans for its own account. Such loans are usually for a shorter term than loans made to sell and usually have a variable rather than a fixed interest rate.

         Installment loans to individuals increased $3.7 million or 19% in 1999.

         Interest income from the loan portfolio was $12.4 million in 1999, compared to $9.7 million in 1998, an increase of $2.7 million or 28%. The average yield on the portfolio was 8.91% in 1999, compared to 9.37% in 1998.

Maturity Distribution of Loans

           The following table sets forth the maturity distribution of the Corporation's loans, by type, as of December 31, 1999, as well as the type of interest on loans due after one year.


                        Within one   After one     After five       Total
                           year       year but     years but
                                    within five    within ten
                                       years         years
                         -------     --------      ---------       --------
                                   (Dollar amounts in thousands)
Commercial ..........    $18,574      $17,209       $ 4,874       $ 40,657
Real Estate .........     22,850       44,410        25,852         93,112
Installment .........      6,643       15,910         1,036         23,589
                         -------      -------       -------       --------
     Total ..........    $48,067      $77,529       $31,762       $157,358
                         =======      =======       =======       ========

Sensitivity of loans to  changes in interest rates-- Loans due after one year
Predetermined interest rate                                        $ 89,471
Floating interest rate                                               19,820
                                                                   --------
     Total                                                         $109,291
                                                                   ========

Note - total of $157,356,000 includes $269,000 in loans held for resale.

Lending Risks

         Because extending credit involves a certain degree of risk, management has established loan and credit policies designed to control both the types and amounts of risks assumed and to minimize losses. Such policies include limitations on loan-to-collateral values for various types of collateral, requirements for appraisals of real estate collateral, problem loan management practices and collection procedures, and nonaccrual and charge-off guidelines. The Corporation also conducts internal loan reviews to monitor on an ongoing basis the quality of its portfolio.

         The Corporation has a geographic concentration of loans within its home communities of Orangeburg, Sumter, and Florence, South Carolina, because its primary business is community banking.

         Concentrations of credit also occur where a number of customers are engaged in similar business activities. The banks regularly review their business lending in an effort to detect, monitor and control such loan concentrations. At December 31, 1999 the Corporation had a concentration in the following areas: medical and dental offices - $7,428,000; dwelling operators - $2,620,000; and real estate developers - $2,993,000.

Nonaccrual and Past Due Loans

         The nonaccrual, past due, and impaired loans and other real estate owned are summarized in Note 5 to the consolidated financial statements. The Corporation had no restructured loans in 1999 or 1998.

           Years ended December 31,                                    1999         1998          1997            1996         1995
                                                                       ----         ----          ----            ----         ----
                                                                                      (Dollar amounts in thousands)
Nonaccrual loans .............................................         $ 90         $ 31          $ 81          $  431         $348
Accruing loans 90 days or more past due ......................            6          187             -              93           76
                                                                       ----         ----          ----          ------         ----
     Total ...................................................         $ 96         $218          $ 81          $  524         $424
                                                                       ====         ====          ====          ======         ====
     Total as a % of outstanding loans .......................         0.06%        0.19%         0.13%           0.76%        0.81%
                                                                       ====         ====          ====          ======         ====
Other Real Estate Owned ......................................         $  -         $266          $132          $    -         $  -
                                                                       ====         ====          ====          ======         ====
Impaired Loans (included in nonaccrual) ......................         $ 90         $ 31          $ 81          $  120         $108
                                                                       ====         ====          ====          ======         ====

Gross income that would have been recorded for the year ended December 31, 1999 and 1998, if nonaccrual loans had been performing in accordance with their original terms was approximately $2,100 each year. No interest income was recognized in the current period for the non-accrual loans.

         The Corporation's nonaccrual loan policy is discussed in Note 2 to the consolidated financial statements in the section labeled Loans Receivable. The Corporation's policy on impaired loans is discussed in Note 2 to the consolidated financial statements in the section labeled Allowance for Loan Losses.

         Nonaccrual loans and impaired loans were not material in relation to the portfolio as a whole in 1999. Management is aware of no trends, events or uncertainties that would cause nonaccrual loans to change materially in 2000.

Potential Problem Loans

         At December 31, 1999, the Corporation's internal loan review program had identified $1,774,000 (1.1% of the portfolio) in various loans where information about credit problems of borrowers had caused management to have concerns about the ability of the borrowers to comply with original repayment terms.

         The amounts reflected above do not represent management's estimate of the potential losses since a large proportion of these loans are collateralized by real estate and other marketable collateral.

Secured versus Unsecured Loans

         The Corporation does not aggressively seek to make unsecured loans, since these loans may be somewhat more risky than collateralized loans. There are, however, occasions when it is in the business interests of the Corporation to provide short-term, unsecured loans to selected customers. In 1999 the Corporation had $9.6 million in unsecured loans or 6.1% of its loan portfolio. In 1998 the Corporation had $7.3 million in unsecured loans or 6.2% of its loan portfolio.

Loan Participations

         Periodically, the Corporation's banking subsidiaries enter into sales or purchases of loan participations with one another and other financial institutions. The banks generally only sell participations in loans that would cause the bank to exceed its lending limitation to a single customer. As the Banks' lending limits increase they may buy back such loan participations. Such loans are usually commercial in nature, subject to the Banks' standard underwriting requirements, and all risks associated with the portion of the loan sold flow to the purchaser.

         At  the  end  of  1999  the  three   banks  had   $7,292,000   in  loan
participations purchased. Of these loans, all but $564,000 were among the three banks.

         At  the  end  of  1999  the  three   banks  had   $6,701,000   in  loan
participations sold. Of these loans, all were sold among the three banks.

         At the end of 1998 the three banks had a total of $3,595,000 in loan participations purchased. Of these loans, all but $219,000 were among the three banks.

         At  the  end  of  1998  the  three   banks  had   $3,333,000   in  loan
participations sold. Of these loans, all were sold among the three banks.

Other Real Estate

         Other real estate, consisting of foreclosed properties, was $0 in 1999 and $266,000 in 1998 and $132,000 in 1997. Other real estate is initially recorded at the lower of net loan balance or its estimated fair value, net of estimated disposal costs. The estimate of fair value for foreclosed properties is determined by appraisal at the time of acquisition.

SUMMARY OF LOAN LOSS EXPERIENCE

Allowance for Loan Losses

         The allowance for loan losses is increased by the provision for loan losses, which is a direct charge to expense. Losses on loans are charged against the allowance in the period in which management determines that such loans become uncollectable. Recoveries of previously charged-off loans are credited to the allowance. At December 31, 1999 and 1998, the allowance for loan losses was 1.23% and 1.24%, respectively, of total loans. The following table provides details on the changes in the allowance for loan losses during the past five years.

                                                              1999            1998            1997            1996            1995
                                                              ----            ----            ----            ----            ----
                                                                             (Dollar amounts in thousands)
Average amount of loans outstanding ................        $139,215        $103,349        $ 81,167        $ 57,806        $ 50,724
                                                            ========        ========        ========        ========        ========
Allowance at beginning of year .....................        $  1,459        $  1,140        $    876        $    707        $    616
                                                            --------        --------        --------        --------        --------

Loan charge-offs:
Real estate ........................................               0               7               0               0              15
Installment ........................................              95             111             121              70              58
Credit cards and related plans .....................               5               6               9               5               2
Commercial and other ...............................              80              56               2              11               9
                                                            --------        --------        --------        --------        --------
     Total charge-offs .............................             180             180             132              86              84
                                                            --------        --------        --------        --------        --------

Recoveries:
Real Estate ........................................               0               0               0               4               0
Installment ........................................              17              12              34              23              13
Credit cards and related plans .....................               3               3               4               1               2
Commercial and other ...............................              25               0               0               0               0
                                                            --------        --------        --------        --------        --------
     Total recoveries ..............................              45              15              38              28              15
                                                            --------        --------        --------        --------        --------

Net charge-offs ....................................             135             165              94              58              69
Provision for loan losses ..........................             612             484             358             227             160
                                                            --------        --------        --------        --------        --------

 Allowance for loan losses at end of year ..........        $  1,936        $  1,459        $  1,140        $    876        $    707
                                                            ========        ========        ========        ========        ========

                                                                       1999          1998          1997          1996          1995
                                                                       ----          ----          ----          ----          ----
Ratios
Net charge-offs to average loans outstanding .................         0.10%         0.16%         0.12%         0.10%         0.14%
Net charge-offs to loans outstanding at end of ...............         0.09%         0.14%         0.10%         0.08%         0.13%
     year
Allowance for loan losses to average loans ...................         1.39%         1.41%         1.40%         1.52%         1.39%
Allowance for loan losses to total loans at end ..............         1.23%         1.24%         1.24%         1.27%         1.35%
     of year
Net charge-offs to allowance for losses ......................         6.97%        11.31%         8.33%         6.62%         9.76%
Net charge-offs to provision for loans losses ................        22.06%        34.09%        26.46%        25.55%        43.13%

         Management reviews its allowance for loan losses in three broad categories: commercial, real estate and installment loans. The combination of a relatively short operating history and relatively high asset quality precludes management from establishing a specific loan loss percentage for the computation of the allowance for each category. Instead management assigns an estimated percentage factor to each in the computation of the overall allowance. In general terms, the real estate portfolio is least risky, followed by the commercial loan portfolio, followed by the installment loan portfolio. The Banks' internal and external loan review programs will from time to time identify loans that are subject to specific weaknesses and such loans will be reviewed for a specific loan loss allowance.

         The Corporation operates three independent community banks in central South Carolina. Under the provisions of the National Bank Act each board of directors is responsible for determining the adequacy of their loan loss allowance. In addition, each bank is supervised and regularly examined by the Office of the Comptroller of the Currency of the U. S. Treasury Department. As a normal part of a safety and soundness examination, the OCC examiners will assess and comment on the adequacy of a national bank's allowance for loan losses. The allowance presented in this discussion is on an aggregated basis and as such will generally show a substantial unallocated reserve that might not be present if the Corporation was comprised of one operating bank subsidiary.

         The nature of community banking is such that the loan portfolios will be predominantly comprised of small and medium size business and consumer loans. As community banks there is by definition a geographic concentration of loans within the Banks' respective city or county. Management at each bank monitors the loan concentrations and loan portfolio quality on an ongoing basis including, but not limited to: quarterly analysis of loan concentrations, monthly reporting of past dues, non-accruals, and watch loans, and quarterly reporting of loan charge-offs and recoveries. These efforts focus on historical experience and are bolstered by quarterly analysis of local and state economic conditions, which is part of the Banks' assessment of the adequacy of their allowances for loan losses.

         Based on the current levels of non-performing and other problem loans, management believes that loan charge-offs in 2000 will at least approximate the 1999 levels as such loans progress through the collection, foreclosure, and repossession process. Management believes that the allowance for loan losses, as of December 31, 1999, is sufficient to absorb the expected charge-offs and provide adequately for the inherent losses that remain in the loan portfolio. Management will continue to closely monitor the levels of non-performing and potential problem loans and address the weaknesses in these credits to enhance the amount of ultimate collection or recovery of these assets. Should increases in the overall level of non-performing and potential problem loans accelerate from the current trend, management will adjust the methodology for determining the allowance for loan losses to increase the provision and allowance for loan losses. This would decrease net income.

         The following table presents the allocation of the allowance for loan losses, as of December 31, 1995 through 1999, compared with the percent of loans in the applicable categories to total loans.

                                  1999     % of        1998     % of       1997      % of      1996      % of       1995    % of
                                           loans in             loans in             loans in            loans in           loans in
                                           each                 each                 each                each               each
                                           category             category             category            category           category
                                  ----     --------    ----     --------   ----      --------  ----      --------   ----    --------
                                                                         (Dollar amounts in thousands)
Commercial ................    $  660        28%    $  364        25%    $  336        24%    $  314        24%    $  253        24%
Real estate ...............       565        57%       385        59%       301        58%       313        60%       171        60%
Installment ...............       360        15%       388        16%       288        18%       188        16%       208        16%
Unallocated ...............       351         0%       322         0%       215         0%        61         0%        75         0%
                               ------       ---     ------       ---     ------       ---     ------       ---     ------       ---
     Total ................    $1,936       100%    $1,459       100%    $1,140       100%    $  876       100%    $  707       100%
                               ======       ===     ======       ===     ======       ===     ======       ===     ======       ===

         This allocation is an estimate only and is not intended to restrict the Corporation's ability to respond to losses. The Corporation charges losses from any segment of the portfolio to the allowance, regardless of the allocation. The allowance for each subsidiary bank is available to absorb losses on that bank's loan portfolio only.

Provision for Loan Losses

         The provision for loan losses is charged to earnings based on management's continuing review and evaluation of the loan portfolio and general economic conditions. In reviewing the adequacy of the provision for loan losses during each period, the Corporation considers historical loan loss experience, current economic conditions, loans outstanding, trends in non-performing and delinquent loans, the quality of collateral securing problem loans, and the results of its ongoing internal loan review process. Provisions for loan losses totaled $612,000 and $484,000 in 1999 and 1998, respectively. Based on the available information, the Corporation considers its 1999 provision for loan losses adequate.

         Net charge-offs in 1999 were $135,000 or 22% of the provision for loan losses compared to $165,000 or 34% of the provision for loan losses in the prior year. See "Allowance for Loan Losses" for a discussion of the factors management considers in its review of the adequacy of the allowance and provision for loan losses.


AVERAGE DEPOSITS

         The Corporation's average deposits in 1999 were $168.6 million, compared to $128.8 million in 1998, an increase of $39.8 million or 30.9%.

         The total average deposits for the Corporation for the years ended December 31, 1999, 1998 and 1997, are summarized below:








                                                                 1999                        1998                        1997
                                                                 ----                        ----                        ----
                                                         Average     Average         Average      Average       Average      Average
                                                         balance      cost           balance        cost        balance        cost
                                                         -------      ----           -------        ----        -------        ----
                                                                               (Dollar amounts in thousands)
Noninterest bearing demand ........................    $ 26,124                     $ 19,536                  $ 15,098
Interest bearing transaction accounts .............      17,417       1.54%           14,028        1.80%       11,974         1.87%
Savings-regular ...................................       8,595       2.08%           10,774        2.38%        8,892         2.46%
Savings- money market .............................      19,726       3.97%           11,461        4.96%       10,684         4.32%
Time deposits less than $100,000 ..................      39,406       5.09%           52,314        5.39%       43,240         5.40%
Time deposits greater than $100,000 ...............      57,355       5.14%           20,731        5.92%       16,282         5.63%
                                                       --------                     --------                  --------
     Total average deposits .......................    $168,623                     $128,844                  $106,170
                                                       ========                     ========                  ========


         At December 31, 1999, the Corporation had $36,163,000 in certificates of deposit of $100,000 or more. The maturities of these certificates are disclosed in Note 7 to the consolidated financial statements.

RETURN ON EQUITY AND ASSETS

         The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 1999, 1998 and 1997.

                                                 1999         1998         1997
                                                 ----         ----         ----
Return on assets (ROA) ..................        1.06%        0.99%        0.98%
Return on equity (ROE) ..................       11.12%        8.91%        9.80%
Dividend payout ratio
  (dividends/net income) ................       27.82%       28.91%       32.40%
Equity as a percent of assets ...........        9.49%       11.17%        9.97%

SHORT-TERM BORROWINGS

         The Corporation's short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase, which generally mature each business day. There was $2,782,000, $4,464,000 and $2,551,000 outstanding at year-end 1999, 1998 and 1997, respectively. Further information is provided in Note 8 to the consolidated financial statements.


FEDERAL HOME LOAN BANK ADVANCES

         CBI's banking subsidiaries are members of the Federal Home Loan Bank of Atlanta. As such they have access to long-term borrowing from the FHLB. There were $19,420,000 and $9,490,000 outstanding in such advances at year-end 1999 and 1998, respectively. Further information on these borrowings from the FHLB is provided in Note 9 to the consolidated financial statements.

CAPITAL

Dividends

         During 1999 CBI paid cash dividends to shareholders of 19 cents per share, which totaled $608,000. This represented a dividend payout ratio (dividends divided by net income) of 28%. The dividend payout ratio in 1998 was 29%.

Common Stock

         Common stock at December 31, 1999, totaled $14,207,000, compared to $14,648,000 the prior year. The changes in this account included a decrease of $630,000 as a result of stock redemption and an increase of $189,000 resulting from the exercise of stock options.

Capital Adequacy

         The Federal Reserve and federal bank regulatory agencies have adopted a risk-based capital standard for assessing the capital adequacy of a bank holding company or financial institution. The minimum required ratio is 8%. Orangeburg National Bank, Sumter National Bank, and Florence National Bank are each considered `well capitalized' for regulatory purposes. This category requires a minimum risk based capital ratio of 10%. During 1998 and 1999 CBI transferred $1,000,000 to Sumter National Bank in the form of additional capital in order to maintain the well-capitalized standing. This additional capital was necessary to accommodate growth in the bank's balance sheet during the period. Detailed information on the Corporation's capital position, as well as that of its subsidiary banks, is provided in Note 20 to the consolidated financial statements. The Corporation considers its current and projected capital position to be adequate.

NONINTEREST INCOME AND NONINTERST EXPENSE

Noninterest income, 1999 compared to 1998

         Noninterest income increased to $1,317,000 in 1999 from $1,055,000 in 1998, a $262,000 or 24.8% increase. The major component of this change was in service charge income, which in 1999 was $1,031,000 compared to $798,000 in the prior year, a $235,000 or 29.2% increase.

Noninterest expense, 1999 compared to 1998

         Overall, non-interest expenses increased to $6,066,000 in 1999 from $5,074,000 in 1998, an increase of $992,000 or 19.6%. The first full year of operation of the new bank in Florence accounted for much of this increase. Accordingly, many of the dollar and percentage changes discussed herein will be larger than normal.

         Personnel costs in 1999 were $3,493,000 compared to $2,911,000 the prior year, an increase of $582,000 or 20%.

         Premises and equipment expenses in 1999 were $886,000 compared to $701,000 the prior year, a $185,000 or 26.4% increase.

         Supplies expense was $155,000 in 1999, compared to $174,000 in the prior year, a decrease of $19,000 or 10.9%.

         Director fees were $121,000 in 1999, compared to $125,000 in the prior year, a decrease of $4,000 or 3%. Orangeburg National Bank pays its outside directors $600 per month. Sumter National Bank pays its directors $300 per month. CBI pays its outside directors $200 per month. Florence National Bank does not currently pay director fees.

         FDIC insurance costs were $23,000 in 1999, compared to $16,000 in the prior year, an increase of $7,000 or 44%.

         All other expenses were $1,388,000 in 1999, compared to $1,147,000 in the prior year, an increase of $241,000 or 21%.

Income Taxes, 1999 compared to 1998

         The Corporation pays U. S. corporate income taxes and South Carolina bank income taxes. The 1999 provision for income taxes was $1,049,000, compared to $663,000 the prior year, an increase of $386,000 or 58.2%. The Corporation's effective average tax rate is 32.4%. CBI was the beneficiary of the exercise of non-qualified stock options on 27,500 shares during 1999. The tax benefit to the Corporation approximated $89,000 and accounts for the reduction in the effective tax rate.

Noninterest income, 1998 compared to 1997

         Noninterest income increased to $1,055,000 in 1998 from $768,000 in 1997, a $287,000 or 37.4% increase. The major component of this change was in service charge income, which in 1998 was $798,000 compared to $561,000 in the prior year, a $237,000 or 42.2% increase.

Noninterest expense, 1998 compared to 1997

         Overall, non-interest expenses increased to $5,074,000 in 1998 from $4,004,000 in 1997, an increase of $1,070,000 or 26.7%. The first six months of operation of the new bank in Florence accounted for $516,000 of this increase. Pre-opening expenses associated with the new bank accounted for $75,000 of this increase. The remaining increase was related to growth in the Sumter and Orangeburg banks and increased volumes of their business. Accordingly, many of the dollar and percentage changes discussed herein will be larger than normal.

         Personnel costs in 1998 were $2,911,000 compared to $2,332,000 the prior year, an increase of $579,000 or 24.8%.

         Premises and equipment expenses in 1998 were $701,000 compared to $527,000 the prior year, a $174,000 or 33% increase.

         Supplies expense was $174,000 in 1998, compared to $121,000 in the prior year, an increase of $53,000 or 43.8%.

         Director fees were $125,000 in 1998, compared to $72,000 in the prior year, an increase of $53,000 or 73.6%. Orangeburg National Bank pays its outside directors $600 per month. Sumter National Bank pays its directors $300 per month. CBI pays its outside directors $200 per month. Florence National Bank does not pay director fees.

         FDIC insurance costs were $16,000 in 1998, compared to $15,000 in 1997, an increase of $1,000 or 6.7%.

         All other expenses were $1,147,000 in 1998, compared to $937,000 in the prior year, an increase of $210,000 or 22.4%.

Income Taxes, 1998 compared to 1997

         The Corporation pays U. S. corporate income taxes and South Carolina bank income taxes. The 1998 provision for income taxes was $663,000, compared to $636,000 the prior year, an increase of $27,000 or 4.2%. The Corporation's effective average tax rate is 29.3% in 1998. CBI was the beneficiary of the exercise of non-qualified stock options on 58,000 shares during 1998. The tax benefit to the corporation approximated $174,000 and accounts for the reduction in the effective tax rate.

INFLATION

         The assets and liabilities of the Corporation are mostly monetary in nature. Accordingly, the financial results and operations of the Corporation are much more affected by changes in interest rates than changes in inflation. There is, however, a strong correlation between increasing inflation and increasing interest rates. The impact of inflation has been very moderate, less than 3%, during 1999. Prospects appear good for continued low inflation. Although inflation does not normally affect a financial institution as dramatically as it affects businesses with large investments in plants and inventories, it does have an effect. During periods of high inflation there are usually corresponding increases in the money supply, and banks experience above average growth in assets, loans, and deposits. General increases in the prices of goods and services also result in increased operating expenses.

         In November and December 1999 the Federal Reserve increased the discount rate by a total of 50 basis points. The current bias of the Federal Reserve Board indicates that further interest rate hikes are likely. However, as of late first quarter 2000 the interest rate increases have not slowed new loan demand in the Banks' markets. Competition for new loan business and demand for new loans appear to have mitigated the effect of increased interest rates. Of course, if rates continue to increase it is possible that demand will slow. In any case, it is likely that the Banks will continue to face increased pressure on their net interest margins during 2000.

LIQUIDITY

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities, most often deposits. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in a timely and economical manner. The most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being the ability to attract deposits within the Orangeburg National Bank, Sumter National Bank, and Florence National Bank service areas. Core deposits (total deposits less certificates of deposit of $100,000 or more) provide a relatively stable funding base. Certificates of deposit of $100,000 or more are generally more sensitive to changes in rates, so they must be monitored carefully. Asset liquidity is provided by several sources, including amounts due from banks, federal funds sold, and investments available for sale.

         The Corporation maintains an available for sale investment portfolio. While investment securities purchased for this portfolio are generally purchased with the intent to be held to maturity, such securities are marketable and occasional sales may occur prior to maturity as part of the process of asset/liability and liquidity management. The Corporation also maintains a held-to-maturity investment portfolio. Securities in this portfolio are generally not considered a primary source of liquidity. Management deliberately maintains a short-term maturity schedule for its investments so that there is a continuing stream of maturing investments. The Corporation intends to maintain a short-term investment portfolio in order to continue to be able to supply liquidity to its loan portfolio and for customer withdrawals.

         The Corporation has substantially more liabilities that mature in the next 12 months than it has assets maturing in the same period. However, based on its historical experience, and that of similar financial institutions, the Corporation believes that it is unlikely that so many deposits would be withdrawn, without being replaced by other deposits, that the Corporation would be unable to meet its liquidity needs with the proceeds of maturing assets.

         The Corporation also maintains various federal funds lines of credit with correspondent banks and is able to borrow from the Federal Home Loan Bank and the Federal Reserve's discount window.

         The Corporation has a demonstrated ability to attract deposits from its market area. Deposits have grown from $72 million in 1995 to over $184 million in 1999. This stable growing base of deposits is the major source of operating liquidity.

         The Corporation's long-term liquidity needs are expected to be primarily affected by the maturing of long-term certificates of deposit. At
December 31, 1999, the Corporation had approximately $13.4 million in certificates of deposit and other obligations maturing in one to five years. The Corporation had $17.7 million in obligations maturing after five years. The Corporation's assets maturing in the same periods were $87 million and $45 million, respectively. With a substantially larger dollar amount of assets maturing in both periods than liabilities, the Corporation believes that it will not have any significant long-term liquidity problems.

         In the opinion of management, the current and projected liquidity position is adequate.

NEW ACCOUNTING STANDARDS

         The effect of new accounting standards on the Corporation is discussed in Footnote 2 to the consolidated financial statements.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         Market risk is the risk of loss from adverse changes in market prices and rates. The Corporation's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Corporation manages other risks, such as credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be its most significant market risk and this risk could potentially have the largest material effect on the Corporation's financial condition and results of operations. Other types of market risks such as foreign currency exchange risk and commodity price risk do not arise in the normal course of community banking activities.

         Achieving consistent growth in net interest income is the primary goal of the Corporation's asset/liability function. The Corporation attempts to control the mix and maturities of assets and liabilities to achieve consistent growth in net interest income despite changes in market interest rates. The Corporation seeks to accomplish this goal while maintaining adequate liquidity and capital. The Corporation's asset/liability mix is sufficiently balanced so that the effect of interest rates moving in either direction is not expected to be significant over time.

         The Corporation's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Corporation's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a quarterly basis in order to obtain the most accurate projection possible. The projection presents information over a twelve-month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 100 and 200 basis points. According to the model as of December 31, 1999, the Corporation is positioned so that net interest income will increase $264,000 and net income will increase $163,000 in the next twelve months if interest rates rise 200 basis points. Conversely, net interest income will decline $175,000 and net income will decline $108,000 in the next twelve months if interest rates decline 200 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Corporation could undertake in response to changes in interest rates.

         The Market Risk Maturity table, which follows this discussion, shows the Corporation's financial instruments that are sensitive to changes in interest rates. The Corporation uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments, prepayment of principal and potential calls. For core deposits without contractual maturity (i.e., interest checking, savings and money market accounts), the table presents principal cash flows based on management's judgment concerning their most likely runoff. The actual maturities and runoff could vary substantially if future prepayments, runoff and calls differ from the Corporation's historical experience.

                                         Average                     Market Risk Maturity
                                          rate      2000     2001      2002       2003       2004    After 2005    Total  Fair value
                                         -------    ----     ----      ----       ----       ----    ----------    -----  ----------
                                                                       (Dollar amounts in thousands)
Earning Assets
Interest bearing deposits ..........      5.21%  $    788  $     -    $     -    $     -    $     -    $     -   $    788   $    788
Investment securities ..............      6.17%     2,292    2,424      4,926      6,514      7,565     20,214     43,935     43,485
Federal funds sold .................      5.06%     8,040        -          -          -          -          -      8,040      8,040
Loans ..............................      5.06%    36,033   14,091     18,329     21,304     31,519     36,082    157,358    155,422

Interest bearing
liabilities
Savings ............................      3.33%     1,525    1,449      1,377      1,308      1,242     23,605     30,506     30,506
Interest bearing ...................      1.54%       937      890        845        803        763     14,494     18,732     18,732
transaction accounts
Time deposits < $100,000 ...........      5.09%    62,150    8,917        591        487        121        179     72,445     72,377
Time deposits > $100,000 ...........      5.14%    31,983    4,075          -          -          -        105     36,163     36,095
Short term borrowing ...............      3.26%     2,782        -          -          -          -          -      2,782      2,782
FHLB advances ......................      5.47%  $  2,000  $     -    $     -    $     -    $     -    $17,420   $ 19,420   $ 19,420

         The Corporation also reviews its interest rate risk by periodically evaluating its interest rate sensitivity gap (the ratio of assets and liabilities repricing within specific maturity ranges). At December 31, 1999 on a cumulative basis through twelve months, rate sensitive liabilities exceeded rate sensitive assets, by $71.8 million. The liability sensitive position is largely due to the assumption that the Banks' $48.8 million in interest bearing transaction accounts, savings accounts and money market accounts will reprice within a year. This assumption may or may not be valid, since these accounts vary greatly in their sensitivity to interest rate changes in the market.

         The following table summarizes the Corporation's interest sensitivity position as of December 31, 1999.

                          Interest Sensitivity Analysis

                                                        Within 3         4-12 months       1-5 years          Over 5        Total
                                                         months                                               years
                                                        --------         -----------       ---------          ------        -----
                                                                              (Dollar amounts in thousands)
Interest earning assets
Interest bearing deposits ......................        $    788          $      -          $      -        $      -        $    788
Investment securities ..........................             500             1,700            20,952          20,783          43,935
Federal funds sold .............................           8,040                 -                 -               -           8,040
Loans, net of unearned income ..................          54,863            10,852            66,703          24,940         157,358
                                                        --------          --------          --------        --------        --------
Total interest earning assets ..................          64,191            12,552            87,655          45,723         210,121
                                                        --------          --------          --------        --------        --------
Interest bearing liabilities
Savings ........................................          30,506                 -                 -               -          30,506
Interest bearing transaction accounts ..........          18,372                 -                 -               -          18,372
Time deposits ..................................          24,432            70,599            13,369             208         108,608
Short term borrowings ..........................           2,782                 -                 -               -           2,782
FHLB advances ..................................           1,910                 -                 -          17,510          19,420
                                                        --------          --------          --------        --------        --------
Total interest bearing liabilities .............        $ 78,002          $ 70,599          $ 13,369        $ 17,718        $179,688
                                                        --------          --------          --------        --------        --------
Interest sensitivity gap .......................        $(13,811)         $(58,047)         $ 74,286        $ 28,005        $ 30,433
Cumulative gap .................................         (13,811)          (71,858)            2,428          30,433
RSA/RSL ........................................              82%               18%
Cumulative RSA/RSL .............................              82%               52%

   RSA- rate sensitive assets; RSL- rate sensitive liabilities

         The above table reflects the balances of interest earning assets and interest bearing liabilities at the earlier of their repricing or maturity dates. Amortizing fixed rate loans are reflected at the scheduled maturity date. Variable rate amortizing loans are reflected at the earliest date at which they may be repriced contractually. Deposits in other banks and debt securities are reflected at each instrument's ultimate maturity date. Overnight federal funds sold are reflected as instantly repriceable. Interest bearing liabilities with no contractual maturity, such as savings deposits and interest bearing transaction accounts, are reflected in the earliest repricing period possible. Fixed rate time deposits are reflected at the earlier of their next repricing or maturity dates.

Item 8.  Financial Statements and Supplementary Data

         Please see the attached consolidated audited financial statements for the years ended December 31, 1999, 1998 and 1997.

                   COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                        PAGE

Independent Auditors' Report ................................................................             31
Consolidated Balance Sheets, December 31, 1999 and 1998 .....................................             32
Consolidated Statements of Income, Years Ended December 31,
   1999, 1998 and 1997 ......................................................................          33-34
Consolidated Statements of Changes in Shareholders' Equity, Years Ended
   December 31, 1999, 1998 and 1997 .........................................................             35
Consolidated Statements of Cash Flows, Years Ended December 31,
   1999, 1998 and 1997 ......................................................................             36
Notes to Consolidated Financial Statements ..................................................             37

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and
Board of Directors of
Community Bankshares, Inc.


We have audited the accompanying consolidated balance sheets of Community Bankshares, Inc., and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community
Bankshares, Inc., and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                     J. W. HUNT AND COMPANY, LLP

Columbia, South Carolina
January 31, 2000

                   COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1999 AND 1998

                                     ASSETS
($ in thousands)                                                                                       1999                   1998
                                                                                                       ----                   ----
Cash and due from banks ...............................................................             $  12,275              $   7,746
Federal funds sold ....................................................................                 8,040                 15,550
                                                                                                    ---------              ---------
                 Total cash and cash equivalents ......................................                20,315                 23,296
Interest-bearing deposits with banks ..................................................                   788                  1,577
Securities held to maturity (fair value  approximates
  $12,919 and $15,329 as of  December 31, 1999 and
  1998, respectively) .................................................................                13,369                 15,286
Securities available for sale, at fair value ..........................................                30,566                 18,862
Loans held for sale ...................................................................                   269                    722
Loans receivable, net of allowance for loan
   losses of $1,936 in 1999 and $1,459 in 1998 ........................................               155,153                116,336
Accrued interest receivable ...........................................................                 1,700                  1,242
Premises and equipment - net ..........................................................                 4,619                  3,892
Net deferred tax asset ................................................................                   858                    453
Other assets ..........................................................................                   393                    615
                                                                                                    ---------              ---------
                  Total assets ........................................................               228,030                182,281
                                                                                                    =========              =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits:
      Demand, non interest bearing ....................................................             $  26,878              $  23,883
      Interest-bearing transaction accounts ...........................................                18,372                 16,220
      Savings .........................................................................                30,506                 25,602
      Certificates of deposit of $100 and over ........................................                36,163                 24,504
      Other time deposits .............................................................                72,445                 57,421
                                                                                                    ---------              ---------
                  Total deposits ......................................................               184,364                147,630
      Federal funds purchased and securities sold under
         agreements to repurchase .....................................................                 2,782                  4,464
      Federal Home Loan Bank advances .................................................                19,420                  9,490
      Accrued interest payable ........................................................                   770                    603
      Accrued expenses and other liabilities ..........................................                   449                    435
                                                                                                    ---------              ---------
                  Total liabilities ...................................................               207,785                162,622
                                                                                                    ---------              ---------
Shareholders' equity:
   Common stock - no par value, authorized  shares
     - 12,000,000; issued and outstanding - 3,191,462 shares
     in 1999 and 3,200,070 shares in 1998 .............................................                14,207                 14,648
   Retained earnings ..................................................................                 6,549                  4,975
   Accumulated other comprehensive income (loss) ......................................                  (511)                    36
                                                                                                    ---------              ---------
                  Total shareholders' equity ..........................................                20,245                 19,659
                                                                                                    ---------              ---------
                  Total liabilities and shareholders' equity ..........................               228,030                182,281
                                                                                                    =========              =========


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS

 CONSOLIDATED STATEMENTS OF INCOME, YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

($ in thousands, except per share data)                                                 1999                1998               1997
                                                                                        ----                ----               ----
Interest and dividend income:
   Loans, including fees ..................................................            $12,406            $ 9,697            $ 7,692
   Deposits with other financial institutions .............................                101                126                 73
                                                                                       -------            -------            -------
                  Total ...................................................             12,507              9,823              7,765
                                                                                       -------            -------            -------
   Investment securities interest and dividends:
      Interest - U. S. Treasury and
         U.S. Government Agencies .........................................              2,352              1,831              1,754
      Interest - tax exempt securities ....................................                 30                 14                 17
      Dividends ...........................................................                106                 84                 43
                                                                                       -------            -------            -------
                  Total investment securities interest
                     and dividends ........................................              2,488              1,929              1,814
                                                                                       -------            -------            -------
      Federal funds sold and securities
         purchased under agreements to resell .............................                555                568                241
                                                                                       -------            -------            -------
                  Total interest and dividend income ......................             15,550             12,320              9,820
                                                                                       -------            -------            -------
Interest expense:
   Deposits:
      Interest-bearing transaction accounts ...............................                269                253                217
      Savings .............................................................                942                774                681
      Certificates of deposit of $100 and over ............................              1,523              1,174                897
      Certificates of deposit of less than $100 ...........................              3,379              2,844              2,353
                                                                                       -------            -------            -------
                  Total interest on deposits ..............................              6,113              5,045              4,148
   Federal funds purchased and securities sold
      under agreements to repurchase ......................................                170                119                153
   Federal Home Loan Bank advances ........................................                675                390                 73
                                                                                       -------            -------            -------
                  Total interest expense ..................................              6,958              5,554              4,374
                                                                                       -------            -------            -------
Net interest income .......................................................              8,592              6,766              5,446
Provision for loan losses .................................................                612                484                358
                                                                                       -------            -------            -------
                  Net interest income after provision
                     for loan losses ......................................              7,980              6,282              5,088
                                                                                       -------            -------            -------
Noninterest income:
   Service charges on deposit accounts ....................................              1,031                798                561
   Deposit box rent .......................................................                 24                 19                 16
   Bank card fees .........................................................                 14                 12                  9
   Credit life insurance commissions ......................................                 48                 74                 52
   Other ..................................................................                200                152                130
                                                                                       -------            -------            -------
                  Total noninterest income ................................              1,317              1,055                768
                                                                                       -------            -------            -------
Noninterest expenses:
   Salaries and employee benefits .........................................              3,493              2,911              2,332
   Premises and equipment .................................................                886                701                527
   Marketing ..............................................................                180                166                173
   Regulatory fees ........................................................                155                 92                 75
   Supplies ...............................................................                155                174                121
   Director fees ..........................................................                121                125                 72
   FDIC insurance .........................................................                 23                 16                 15
   Other ..................................................................              1,053                889                689
                                                                                       -------            -------            -------
                  Total noninterest expenses ..............................              6,066              5,074              4,004
                                                                                       -------            -------            -------
                                                                                                                       (Continued)-1

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME, YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
-------------------------------------------------------------------------------

                                                                                          1999              1998              1997
                                                                                          ----              ----              ----

Income before provision for income taxes and
   cumulative effect of a change in accounting principle ....................           $ 3,231           $ 2,263            $ 1,852
Provision for income taxes ..................................................             1,049               663                636
                                                                                        -------           -------            -------
Income before cumulative effect of a change in
   accounting principle .....................................................             2,182             1,600              1,216
Cumulative effect of a change in accounting principle,
   net of tax ...............................................................                 -                33                  -
                                                                                        -------           -------            -------
            Net income ......................................................             2,182             1,567              1,216
                                                                                        =======           =======            =======
Average number of common shares outstanding .................................             3,189             3,041              2,766
                                                                                        =======           =======            =======
Average number of common shares outstanding,
   assuming dilution ........................................................             3,215             3,097              2,816
                                                                                        =======           =======            =======
Basic earnings per common share:
   Income before cumulative effect of a change in
      accounting principle ..................................................           $  0.68           $  0.53            $  0.44
   Cumulative effect of a change in accounting principle,
      net of tax ............................................................                 -             (0.01)                 -
                                                                                        -------           -------            -------
   Net income ...............................................................              0.68              0.52               0.44
                                                                                        =======           =======            =======
Diluted earnings per common share:
   Income before cumulative effect of a change in
      accounting principle ..................................................           $  0.68           $  0.52            $  0.43
   Cumulative effect of a change in accounting principle,
      net of tax ............................................................                 -             (0.01)                 -
                                                                                        -------           -------            -------
   Net income ...............................................................              0.68              0.51               0.43
                                                                                        =======           =======            =======

                                                                                                                       (Concluded)-2




               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY,
                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

($ in thousands, except per share data)

                                                                                                        ACCUMULATED
                                                                                                          OTHER
                                                                 COMMON STOCK             RETAINED     COMPREHENSIVE
                                                           SHARES          AMOUNT         EARNINGS      INCOME (LOSS)        TOTAL
                                                           ------          ------         --------      -------------        -----
Balance,
   January 1, 1997 ..............................       2,757,800       $   9,065        $   3,039         $      -       $  12,831
   Sale of common stock .........................           8,610             100                -                -             100
   Stock issuance cost ..........................               -              (9)               -                -              (9)
                                                                                                                          ---------
   Comprehensive Income:
     Net income .................................               -               -            1,216                -           1,216
     Change in unrealized gains
        (losses), net of applicable
        deferred income taxes
        on securities
        available for sale ......................               -               -                -               20              20
                                                                                                                          ---------
            Total comprehensive income                                                                                        1,236
                                                                                                                          ---------
   Dividends paid at $.14
      per share .................................               -               -             (394)               -            (394)
                                                        ---------       ---------        ---------        ---------       ---------
Balance,
   December 31, 1997 ............................       2,766,410           9,156            3,861               20          13,037
   Sale of common stock .........................         378,010           5,372                -                -           5,372
   Stock issuance cost ..........................               -             (87)               -                -             (87)
   Exercise of stock options ....................          55,650             207                -                -             207
                                                                                                                          ---------
   Comprehensive income:
     Net income .................................               -               -            1,567                -           1,567
     Change in unrealized gains
        (losses), net of applicable
        deferred income taxes
        on securities
        available for sale ......................               -               -                -               16              16
                                                                                                                          ---------
            Total comprehensive income ..........               -               -                -                -           1,583
                                                                                                                          ---------
   Dividends paid at $.15
      per share .................................               -               -             (453)               -            (453)
                                                        ---------       ---------        ---------        ---------       ---------
Balance,
   December 31, 1998 ............................       3,200,070      $   14,648       $    4,975       $       36      $   19,659
   Repurchase of stock ..........................         (49,455)
                                                                             (630)               -                -            (630)
   Stock options exercised ......................          40,847             189                -                -             189
                                                                                                                         ----------
   Comprehensive income:
     Net income .................................               -               -            2,182                -           2,182
     Change in unrealized gains
        (losses), net of applicable
        deferred income taxes
        on securities
        available for sale ......................               -               -                -             (547)           (547)
                                                                                                                         ----------
            Total comprehensive income
                                                                                                                              1,635
   Dividends paid at $.19                                                                                                ----------
      per share .................................               -               -             (608)               -            (608)
                                                       ----------      ----------       ----------       ----------      ----------
Balance,
   December 31, 1999 ............................       3,191,462          14,207            6,549             (511)         20,245
                                                       ==========      ==========       ==========       ==========      ==========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED STATEMENTS OF CASH FLOWS,
          YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

($ in thousands)
                                                                                           1999             1998              1997
                                                                                           ----             ----              ----
Cash flows from operating activities:
   Net income ................................................................         $  2,182          $  1,567          $  1,216
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ..........................................              462               437               295
      Accretion of discounts and amortization of premiums -
         securities - net ....................................................              (14)               (8)             (103)
      Provision for loan losses ..............................................              612               484               358
      Deferred income taxes ..................................................             (405)             (102)              (68)
      Proceeds from sales of real estate loans held for sale .................            9,963            12,089             4,768
      Originations of real estate loans held for sale ........................           (9,963)          (12,089)           (4,768)
      Decrease in real estate loans held for sale ............................             (453)             (363)              (63)
      Net changes in operating assets and liabilities:
         Accrued interest receivable .........................................             (458)              (75)             (313)
         Other assets ........................................................              289              (339)               29
         Accrued interest payable ............................................              167                93               160
         Other liabilities ...................................................               14               187               (33)
                                                                                       --------          --------          --------
                  Net cash provided by operating activities ..................            2,396             1,881             1,478
                                                                                       --------          --------          --------
Cash flows from investing activities:
   Net (increase) decrease in interest-bearing deposits
      with banks .............................................................              789              (339)             (806)
   Purchases of securities held to maturity ..................................           (2,424)          (19,253)          (10,156)
   Purchases of securities available for sale ................................          (23,050)          (23,181)          (11,918)
   Proceeds from maturities of securities
      held to maturity .......................................................            4,340            21,284             8,999
   Proceeds from maturities of securities
      available for sale .....................................................           10,485            19,479             7,614
   Loan originations and principal collections, net ..........................          (38,261)          (26,012)          (24,296)
    Purchases of premises and equipment ......................................           (1,189)           (1,530)             (190)
                                                                                       --------          --------          --------
                  Net cash used by investing activities ......................          (49,310)          (29,552)          (30,753)
                                                                                       --------          --------          --------
Cash flows from financing activities:
   Net increase in demand, transaction
     and savings deposit accounts ............................................         $ 10,048          $ 16,544              9,354
   Net increase in time deposits .............................................           26,686            13,919             17,961
   Net increase (decrease) in federal funds purchased
     and securities sold under agreements to repurchase ......................           (1,682)            1,913                807
   Federal Home Loan Bank advances ...........................................            9,930             8,430               (70)
   Repurchase of stock .......................................................             (630)                -                 -
   Proceeds from issuance of common stock ....................................                -             5,372               100
   Stock issuance cost .......................................................                -               (87)               (9)
   Proceeds from exercise of stock options ...................................              189               207                 -
   Dividends paid ............................................................             (608)             (453)             (394)
                                                                                       --------          --------          --------
                  Net cash provided by financing activities ..................           43,933            45,845            27,749
                                                                                       --------          --------          --------
Net increase (decrease) in cash and cash equivalents .........................           (2,981)           18,174            (1,526)
Cash and cash equivalents at beginning of year ...............................           23,296             5,122             6,648
                                                                                       --------          --------          --------
Cash and cash equivalents at end of year .....................................           20,315            23,296             5,122
                                                                                       ========          ========          ========
SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
      Cash payments of interest ..............................................         $  6,751          $  5,461          $  4,222
                                                                                       ========          ========          ========
      Cash payments for income taxes .........................................         $  1,287          $    718          $    758
                                                                                       ========          ========          ========
SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING ACTIVITIES:
      Transfers of loans receivable to other
         real estate owned ...................................................         $     99            $    -          $    132
                                                                                       ========          ========          ========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

NOTE 1 - ORGANIZATION:

Community Bankshares, Inc. (the "Corporation"), was organized under the laws of the State of South Carolina and was chartered as a business corporation on November 30, 1992. Pursuant to the provisions of the Federal Bank Holding Company Act, an application was filed with and approved by the Board of Governors of the Federal Reserve System for the Corporation to become a bank holding company by the acquisition of Orangeburg National Bank (ONB).

In June 1996, Sumter National Bank (SNB) and in July 1998, Florence National Bank (FNB) commenced operations in Sumter and Florence, South Carolina, respectively, following approval by the Comptroller of the Currency and other regulators. Upon completion of their organization, the common stock of SNB and FNB was acquired by the Corporation.

The Banks operate as wholly-owned subsidiaries of the Corporation with separate Boards of Directors and operating policies and provide a variety of financial services to individuals and small businesses through their offices in South Carolina. The primary deposit products are checking, savings and term certificate accounts and the primary lending products are consumer, commercial and mortgage loans.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Corporation (the Parent Holding Company) and its subsidiaries, the Banks. All significant intercompany balances and transactions have been eliminated in consolidation.

     USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred taxes assets.

     SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK:

Most of the Corporation's activities are with customers located within South Carolina. Note 4 discusses the types of securities the Corporation purchases.
Note 5 discusses the types of lending that the Corporation engages in. The Banks grant agribusiness, commercial, consumer and residential loans to customers throughout the State of South Carolina. Although the Banks have diversified loan portfolios, a substantial portion of their debtors' ability to honor their contracts is dependent upon the economies of Florence, Orangeburg and Sumter Counties, South Carolina and the surrounding areas.

     ORGANIZATION, STOCK OFFERING AND PREOPENING COSTS:

Preopening costs associated with the organization of the Banks were expensed as incurred while stock issuance costs were charged to common stock as incurred.

Organization costs were, until 1998, deferred and amortized over five years using the straight-line method. In 1998, the Corporation adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". This SOP requires costs of start-up activities and organization costs to be expensed as incurred. The initial application of this SOP is reported as the cumulative effect of a change in accounting principle.

The effect of adopting this SOP in 1998 was to decrease income before provision for income taxes and net income by approximately $46,000 and $33,000, respectively, and basic earnings per share and diluted earnings per share by $0.01 and $0.01, respectively.

     CASH AND CASH EQUIVALENTS:

For purposes of the consolidated statements of cash flows, the Corporation has defined cash and cash equivalents as those amounts included in the balance sheets under the caption, "Cash and due from banks" and "Federal funds sold", all of which mature within ninety days.

     INTEREST-BEARING DEPOSITS WITH BANKS:

Interest-bearing deposits with banks mature within one year and are carried at cost.

     SECURITIES:

Securities that management has both the ability and positive intent to hold to maturity are classified as held to maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. Securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, increase in regulatory capital, or other similar factors, are classified as available for sale and are carried at fair value. Unrealized gains and losses on securities available for sale are excluded from earnings and reported in other comprehensive income. Gains and losses on the sale of securities available for sale are recorded on the trade date and are determined using the specific identification method. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Interest and dividends on securities, including the amortization of premiums and
the  accretion  of  discounts,   are  reported  in  interest  and  dividends  on
securities.

No securities are being held for short-term resale; therefore, the Corporation does not currently use a trading account classification.

     LOAN SALES:

The Corporation originates loans for sale generally without recourse to other financial institutions under commitments or other arrangements in place prior to loan origination. Sales are completed at or near the loan origination date.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Gains and losses, if any, on the sale of such loans are determined using the specific identification method. All fees and other income from these activities are recognized in income when loan sales are completed.

     LOANS RECEIVABLE:

The Corporation grants mortgage, commercial and consumer loans to customers. The ability of the Corporation's debtors to honor their contracts is dependent upon the real estate and general economic conditions in its service areas. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balance adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the credit is well collateralized and in process of collection. Residential real estate loans are typically placed on nonaccrual at the time the loan is 120 days delinquent. Credit card loans, other unsecured personal credit lines and certain consumer finance loans are typically charged off no later than the time the loan is 180 days delinquent.

Other consumer loans are charged off at the time the loan is 120 days delinquent. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

     ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses is established through a provision for loan losses charged against earnings as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management of each Bank reviews its allowance for loan losses in three broad categories: commercial, real estate, and installment loans, and assigns an estimated percentage factor to each in the determination of the estimate of the allowance for loan losses. The Banks' internal and external loan review programs identify loans that are subject to specific weaknesses, and such loans will be reviewed for a specific loan loss allowance.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

     STOCK-BASED COMPENSATION:

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to Employees", whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation's stock option plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Corporation has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

     OTHER REAL ESTATE OWNED:

Foreclosed assets, which are recorded in other assets, include properties acquired through foreclosure or in full or partial satisfaction of the related loan and are held for sale.

Foreclosed assets are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

     PREMISES AND EQUIPMENT:

Premises and equipment are stated at cost, less accumulated depreciation computed principally on the straight-line method over the estimated useful lives of the assets. Useful lives generally used in providing for depreciation are as follows:

Building                                                               40 years
Building components                                                  5-30 years
Vault doors, safe deposit boxes, night depository, etc.                40 years
Furniture, fixtures and equipment                                    5-25 years

     INCOME TAXES

Deferred income tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The provision (benefit) for income taxes of each subsidiary is recorded as if each subsidiary filed a separate return.

     FINANCIAL INSTRUMENTS:

In the ordinary course of business the Banks enter into commitments to extend credit and grant standby letters of credit. Such off-balance-sheet financial instruments are recorded in the consolidated financial statements when they are funded.

     SEGMENTS:

Community Bankshares, Inc. through its banking subsidiaries, ONB, SNB, and FNB, provides a broad range of financial services to individuals and companies in central South Carolina. These services include demand, time, and savings deposits; lending services; ATM processing; and similar financial services. While the Corporation's decision makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, the banking operations are not considered by management to comprise more than one reportable operating segment.

     COMPREHENSIVE INCOME:

The Corporation adopted SFAS No. 130, "Reporting Comprehensive Income", as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Corporation's net income or shareholders' equity. Currently, the Corporation's only component of Comprehensive Income (Loss) is its unrealized gains (losses) on securities available for sale.

     ACCOUNTING PRONOUNCEMENTS:

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", will be effective for the Corporation beginning January 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure them at fair value. The adoption of this Statement in 2000 is not expected to have a material effect on the Corporation's consolidated financial statements.

     OTHER:

Certain amounts in the statements have been restated to conform to the current year's presentation and disclosure requirements.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS:

The Banks are required to maintain average reserve balances with the Federal Reserve, or in available cash. The average daily reserve balance requirements for December 31, 1999 and 1998, were met by cash held in the three banks.

At December 31, 1999, the Corporation had cash balances with correspondent banks totaling approximately $283,000, all fully insured by the FDIC.

NOTE 4 - SECURITIES:

Securities held to maturity consist of the following (in thousands of dollars):

                                                 DECEMBER 31, 1999
                                                 -----------------
                                                GROSS        GROSS
                                AMORTIZED    UNREALIZED   UNREALIZED       FAIR
                                  COST         GAINS        LOSSES         VALUE
                                  ----         -----        ------         -----
U.S. Government and
   federal agencies .......      $13,369      $     2      $  (452)      $12,919
                                 =======      =======      =======       =======


                                                 DECEMBER 31, 1998
                                                 -----------------
                                                GROSS        GROSS
                                 AMORTIZED    UNREALIZED   UNREALIZED     FAIR
                                   COST         GAINS        LOSSES       VALUE
                                   ----         -----        ------       -----
U.S. Government and
   federal agencies .......      $15,035      $    61      $   (20)      $15,076

State and local
   governments ............          251            2            -           253
                                 -------      -------      -------       -------

            Total .........       15,286           63          (20)       15,329
                                 =======      =======      =======       =======



Securities available for sale consist of the following (in thousands of dollars):


                                                DECEMBER 31, 1999
                                                -----------------
                                               GROSS          GROSS
                                 AMORTIZED   UNREALIZED     UNREALIZED    FAIR
                                   COST        GAINS          LOSSES      VALUE
                                   ----        -----          ------      -----

U.S. Government and
   federal agencies .......      $28,931      $     2      $  (782)      $28,151

State and local
   governments ............          825            1          (12)          814

Federal Home Loan
   Bank stock .............        1,016            -            -         1,016

Federal Reserve
   Bank stock .............          408            -            -           408

Equity securities .........          177            -            -           177
                                 -------      -------      -------       -------

            Total .........       31,357            3         (794)       30,566
                                 =======      =======      =======       =======

                                                 DECEMBER 31, 1998
                                                 -----------------
                                                GROSS          GROSS
                                AMORTIZED     UNREALIZED     UNREALIZED    FAIR
                                  COST          GAINS          LOSSES      VALUE
                                  ----          -----          ------      -----

U.S. Government and
   federal agencies .......      $16,921      $    74      $   (20)      $16,975

State and local
   governments ............          225            2            -           227

Federal Home Loan
   Bank stock .............        1,189            -            -         1,189

Federal Reserve
   Bank stock .............          385            -            -           385

Equity securities .........           86            -            -            86
                                  ------           --          ---        ------

            Total .........       18,806           76          (20)       18,862
                                  ======           ==          ===        ======

The following is a summary of maturities and yields of securities held to maturity and securities available for sale as of December 31, 1999 (in thousands of dollars):

                                                                                   After five years
                                                               After one year but   but within ten
                                              Within one year  within five years        years      Over ten years         Total
                                              ---------------  -----------------        -----      --------------         -----
Securities held to maturity:
Federal agency obligations ...............   $   999    6.60%  $ 4,999    6.13%  $ 7,371    6.28%  $   -    0.00%  $13,369    6.25%
                                               -----    ----    ------    ----    ------    ----   -----    ----    ------    ----
          Total held to maturity .........       999    6.60%    4,999    6.13%    7,371    6.28%      -    0.00%   13,369    6.25%
                                               -----    ----    ------    ----    ------    ----   -----    ----    ------    ----

Securities available for sale:
Federal agency obligations ...............     1,199    6.36%   15,751    5.94%   11,201    6.19%      -    0.00%   28,151    6.06%
State and local governments ..............         -    0.00%      814    5.38%        -    0.00%      -    0.00%      814    5.38%
Equities .................................         -    0.00%        -    0.00%        -    0.00%  1,601    6.63%    1,601    6.63%
                                               -----    ----    ------    ----    ------    ----   -----    ----    ------    ----
         Total available for sale ........     1,199    6.36%   16,565    5.92%   11,201    6.19%  1,601    6.63%   30,566    6.07%
                                               -----    ----    ------    ----    ------    ----   -----    ----    ------    ----

Total for portfolio ......................     2,198    6.46%   21,564    5.97%   18,572    6.22%  1,601    6.63%   43,935    6.12%
                                               =====    ====    ======    ====    ======    ====   =====    ====    ======    ====

Yields on tax exempt obligations have been computed on a tax equivalent basis using the maximum federal tax rate of 34%.

The Banks, as members of the Federal Home Loan Bank ("FHLB") of Atlanta, are required to own capital stock in the FHLB of Atlanta based generally upon their balances of residential mortgage loans and FHLB advances. FHLB capital stock owned by ONB and SNB is pledged as collateral on FHLB advances. No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value.

All equity securities including investments in the FHLB stock and Federal Reserve Bank stock (as required of the respective banks) have no contractual maturity and are classified in the maturity category of over ten years.

Securities with a carrying amount of approximately $18,289,000 and $15,719,000 at December 31, 1999 and 1998, respectively, were pledged as collateral on securities sold under agreements to repurchase. Of these respective amounts, approximately $5,216,000 and $7,590,000 was pledged to secure public deposits in excess of FDIC limits.

NOTE 5 - LOANS RECEIVABLE:

The following is a summary of loans by category at December 31, 1999 and 1998 (in thousands of dollars):

                                                              1999         1998
                                                              ----         ----

Commercial, financial and agricultural .................    $ 39,752    $ 29,403
Real estate - construction .............................       9,156       5,738
Real estate - mortgage .................................      84,680      62,789
Installment loans to individuals .......................      23,033      19,325
Obligations of states and political subdivisions .......         468         540
                                                            --------    --------

          Total loans - gross                               $157,089    $117,795
                                                            ========    ========

The loan portfolio included fixed rate and adjustable rate loans totaling $104,546,000 and $52,543,000, respectively, at December 31, 1999.

Overdrawn demand deposits totaling $492,000 and $142,000 have been reclassified as loan balances at December 31, 1999.

Gross proceeds on mortgage loans originated for resale were approximately $9,900,000, $12,100,000, and $4,800,000 for the years ended December 31, 1999,
1998 and 1997, respectively. The Bank sold all of these loans at par; therefore, no gain or loss was recognized on the sales.

Loans outstanding to directors, executive officers, principal holders of equity securities, or to any of their associates totaled $7,581,000 at December 31, 1999, and $6,595,000 at December 31, 1998. A total of $8,906,000 in loans were made or added, while a total of $7,920,000 were repaid or deducted during 1999. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. Changes in the composition of the board of directors or the group comprising executive officers result in additions to or deductions from loans outstanding to directors, executive officers or principal holders of equity securities.

Changes in the allowance for loan losses and related ratios for the years ended December 31, 1999, 1998 and 1997, were as follows (in thousands of dollars):

                                                                                 1999                   1998                  1997
                                                                                 ----                   ----                  ----

Average amount of loans outstanding ..............................             $139,215              $103,349              $ 81,167
                                                                               ========              ========              ========
Allowance for loan losses at beginning
   of year .......................................................             $  1,459              $  1,140              $    876
                                                                               --------              --------              --------
Loan charge-offs:
   Real estate ...................................................                    -                     7                     -
   Installment ...................................................                   95                   111                   121
   Credit cards and related plans ................................                    5                     6                     9
   Commercial and other ..........................................                   80                    56                     2
                                                                               --------              --------              --------
         Total charge-offs .......................................                  180                   180                   132
                                                                               --------              --------              --------
Recoveries:
   Installment ...................................................                   17                    12                    34
   Credit cards and related plans ................................                    3                     3                     4
   Commercial and other ..........................................                   25                     -                     -
                                                                               --------              --------              --------
         Total recoveries ........................................                   45                    15                    38
                                                                               --------              --------              --------
Net charge-offs ..................................................                  135                   165                    94
                                                                               --------              --------              --------
Provision for loan losses ........................................                  612                   484                   358
                                                                               --------              --------              --------
Allowance for loan losses at end of year .........................                1,936                 1,459                 1,140
                                                                               ========              ========              ========
Ratios
Net charge-offs to average loans
   outstanding ...................................................                 0.10%                 0.16%                 0.12%
Net charge-offs to loans outstanding
   at end of year ................................................                 0.09%                 0.14%                 0.10%
Allowance for loan losses to average
   loans .........................................................                 1.39%                 1.41%                 1.40%
Allowance for loan losses to total loans
   at end of year ................................................                 1.23%                 1.24%                 1.24%
Net charge-offs to allowance for  loan  losses ...................                 6.97%                11.31%                 8.33%
Net charge-offs to provision for
   loan losses ...................................................                22.06%                34.09%                26.46%


The following is a summary of information pertaining to impaired loans:

                                                         Year Ended December 31,
                                                      1999                  1998
                                                      ----                  ----
                                                            (In thousands)

Impaired loans without a valuation allowance ........  $ -                   $ -
Impaired loans with a valuation allowance ...........   90                    31
                                                       ---                   ---

Total impaired loans ................................   90                    31
                                                       ===                   ===

Valuation allowance related to impaired loans .......  $14                   $ 6
                                                        ===                  ===

                                                                                                   Years Ended December 31,
                                                                                                   ------------------------
                                                                                          1999                1998             1997
                                                                                          ----                ----             ----
                                                                                                         (In thousands)

Average investment in impaired loans ......................................              $   53              $   74            $  98
                                                                                         ======              ======            =====

Interest income recognized on impaired loans ..............................              $    -              $    -            $   -
                                                                                         ======              ======            =====

Interest income recognized on a cash basis on
impaired loans ............................................................              $    -              $    -            $   -
                                                                                         ======              ======            =====

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual, past due loans, and other real estate owned at December 31, 1999 and 1998, were as follows (in thousands of dollars):

                                                                             1999                  1998
                                                                             ----                  ----

Nonaccrual loans ..........................................................   $ 90                 $ 31
Accruing loans 90 days or more past due ...................................      6                  187
                                                                              ----                 ----

          Total ...........................................................     96                  218
                                                                              ====                 ====

          Total as a percentage of outstanding loans ......................   0.06%                0.19%
                                                                              ====                 ====

Other real estate owned ...................................................   $  -                 $266
                                                                              ====                 ====

Gross interest income that would have been recorded for the years ended December 31, 1999, 1998 and 1997, if nonaccrual loans had been performing in accordance with their original terms was approximately $2,100, $2,100 and $7,700, respectively.

NOTE 6 - PREMISES AND EQUIPMENT:

Premises and equipment at December 31, 1999 and 1998, consist of the following (in thousands of dollars):

                                                             1999          1998
                                                             ----          ----

Land ...............................................        $  761        $  684
Building and components ............................         2,749         2,101
Furniture, fixtures and equipment ..................         2,921         2,440
                                                            ------        ------
          Total ....................................         6,431         5,225
Less, accumulated depreciation .....................         1,812         1,408
                                                            ------        ------
                                                             4,619         3,817
Construction in progress ...........................             -            75
                                                            ------        ------

          Premises and equipment - net .............         4,619         3,892
                                                            ======        ======

Depreciation expense was approximately $462,000, $371,000, and $294,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

The FNB office building was constructed on leased land. The land is being leased under a noncancellable operating lease for an initial term of ten years. The lease terms provide for two ten year renewal options and a third renewal of two years. FNB is responsible for property taxes and improvements. The annual basic rent in lease years one through five is $48,000 and in years six through ten $53,000.

Rent expense totaled approximately $49,500 and $25,000 in 1999 and 1998, respectively.

NOTE 7 - DEPOSITS:

At December 31, 1999, the scheduled maturities of time deposits greater than $100,000 are as follows (in thousands of dollars):

             Maturity
             --------
             Less than 3 months                         $ 9,694
             Over 3 through 6 months                      6,974
             Over 6 through 12 months                    15,204
             One to five years                            4,291
                                                        -------

             Total                                      $36,163
                                                        =======

Deposits  of  directors  and  officers  totaled  approximately   $4,484,000  and
$5,662,000 at December 31, 1999 and 1998, respectively.

NOTE 8 - OTHER BORROWED FUNDS:

Federal funds purchased and securities sold under agreements with customers to repurchase generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Corporation monitors the fair value of the underlying securities on a daily basis.

Information concerning securities sold under agreements to repurchase is summarized as follows (in thousands of dollars):

                                                              1999          1998
                                                              ----          ----

Outstanding at year-end ................................     $2,782      $4,464
                                                             ======      ======
Interest rate at year-end ..............................       3.50%       3.00%
                                                             ======      ======
Maximum month-end balance during the year ..............     $6,473      $7,315
                                                             ======      ======
Average amount outstanding during the year .............     $4,846      $3,220
                                                             ======      ======
Weighted average interest rate during the year .........       3.26%       3.69%
                                                             ======      ======

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES:

The Banks are members of the Federal Home Loan Bank of Atlanta and as such, have access to long-term borrowing. The collateral for any such borrowings are blanket liens on ONB's and SNB's one-to-four family residential loans and the stock in the Federal Home Loan Bank. Borrowings during 1999 and 1998 are summarized as follows (in thousands of dollars):

                                                              1999        1998
                                                              ----        ----

Outstanding at year-end ...............................     $19,420      $9,490
                                                            =======      ======
Interest rate at year-end .............................        5.55%       5.41%
                                                            =======      ======
Maximum amount outstanding at any month-end ...........     $19,420      $9,560
                                                            =======      ======
Average amount outstanding during the year ............     $12,290      $6,905
                                                            =======      ======
Weighted average interest rate during the year ........        5.47%       5.65%
                                                            =======      ======

Required principal reductions are as follows (in thousands of dollars):

            YEAR ENDED:
                2000                            $70
                2001                             70
                2002                             70
                2003                             70
                2004                             70
                 Thereafter                  19,070
                                             ------

                        Total                19,420
                                             ======

NOTE 10 - COMMON STOCK:

The Company declared a five percent stock dividend in January 2000. The average number of common shares outstanding and all earnings per common share amounts included in the accompanying consolidated financial statements and notes are based on the increased number of shares giving retroactive effect for the stock dividend.

The Corporation repurchased 49,455 shares of its common stock from the Corporation's former chief executive officer in January 1999. The repurchase price per share was at the then market price of $12.74 and totaled approximately $630,000.

Under the Corporation's Dividend Reinvestment Plan, shareholders may reinvest all or part of their cash dividends in shares of common stock and also purchase additional shares of common stock.

NOTE 11 - STOCK OPTIONS AND DIVIDEND REINVESTMENT SHARES:

The information in this Note has been adjusted for the five percent stock dividend.

At December 31, 1999, 272,000 common shares were reserved for issuance for employee stock option plans and 630,000 common shares were reserved for issuance pursuant to the dividend reinvestment and additional stock purchase plan.

During 1999, the Corporation amended its 1997 Stock Option Plan. Under the amended Plan, up to 272,000 shares of common stock were authorized to be granted to selected officers and other employees of the Corporation and its subsidiaries pursuant to exercise of incentive and nonqualified stock options. Of such shares, 181,000 were reserved for issuance pursuant to exercise of incentive stock options and 91,000 were reserved for issuance pursuant to exercise of nonqualified stock options. Stock options granted in 1999 under this Plan are not exercisable until February 2000.

Under the 1994 Stock Option Plan, the Corporation reserved 88,200 shares of common stock for issuance upon exercise of options granted to key employees as nonqualified stock options. All options under the 1994 Plan had been exercised or forfeited as of December 31, 1999.

The exercise price of any option granted is equal to the fair value of the common stock on the date the option is granted.

The Corporation applies APB Opinion 25 and related Interpretations in accounting for the stock-based option plans. Accordingly, no compensation cost has been recognized for the stock-based option plans. Had compensation cost for the stock-based option plans been recognized based on the fair value at the grant dates for the stock options consistent with the method prescribed by SFAS No. 123, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                     Year Ended December 31,
                                                     -----------------------
                                           (In thousands, except per share data)

                                                              1999        1997
                                                              ----        ----

     Net income                         As reported         $2,182       $1,216
                                         Pro Forma           1,678        1,094

     Basic earnings per share           As reported         $0.68        $0.44
                                         Pro Forma           0.53         0.40

     Diluted earnings per share         As reported         $0.68        $0.43
                                         Pro Forma           0.52         0.39

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                              Year Ended December 31,
                                              -----------------------
                                           1999                      1997
                                           ----                      ----

     Dividend yield                        1.54%                    1.88%
     Expected life                       7.9 years                4.7 years
     Expected volatility                   27.5%                    33.9%
     Risk-free interest rate               5.30%                    5.28%

Pro forma net income reflects only options granted since 1995, therefore, the full impact of calculating the compensation expense for stock options under SFAS No. 123 is not reflected in the pro forma net income amount presented above since options granted prior to January 1, 1995, are not considered. The fair value of each option granted in 1999 was estimated using the Black-Scholes option-pricing model to be less than the exercise price.

A summary of the status of the Corporation's 1994 stock option plan is presented below:

                                                                 1999                       1998                       1997
                                                                 ----                       ----                       ----
                                                                     Exercise                    Exercise                   Exercise
                                                         Shares        Price        Shares        Price        Shares        Price
                                                         ------        -----        ------        -----        ------        -----

Fixed options:
  Outstanding at beginning
       of year ..............................           28,875      $   3.71        84,525      $   3.71        88,200      $   3.71
  Granted ...................................                -             -             -             -             -             -
  Exercised .................................          (28,875)         3.71       (55,650)         3.71             -             -
  Forfeited .................................                -             -             -             -        (3,675)         3.71
                                                       -------                     -------                      ------
  Outstanding at end of
        year ................................                -             -        28,875          3.71        84,525          3.71
                                                       =======                     =======                      ======

Options exercisable at
   year-end .................................                -             -        28,875          3.71        84,525          3.71
Weighted average fair value
   of options granted
   during the year ..........................                -             -             -             -             -             -

A summary of the status of the Corporation's 1997 pre-amended stock option plan is presented below:

                                                           1999                        1998                         1997
                                                           ----                        ----                         ----
                                                                 Exercise                     Exercise                   Exercise
                                                   Shares          Price        Shares         Price        Shares         Price
                                                   ------          -----        ------         -----        ------         -----
Fixed options:
  Outstanding at beginning
       of year ..........................          75,390       $   7.60       79,590        $   7.60            -         $  -
  Granted ...............................               -              -            -               -       79,590         7.60
  Exercised .............................         (10,710)          7.60       (2,310)           7.60            -            -
  Forfeited .............................            (840)          7.60       (1,890)           7.60            -            -
                                                  -------                      ------                      -------
  Outstanding at end of
        year ............................          63,840              -       75,390               -       79,590            -
                                                  =======                      ======                      =======

Options exercisable at
   year-end .............................          63,840           7.60       75,390            7.60            -            -
Weighted average fair
    value of options ....................               -              -            -               -            -         8.28
    granted during the year.

A summary of the status of the Corporation's 1999 stock option activity is presented below:

                                                                    1999
                                                                    ----
                                                                        Exercise
                                                             Shares       Price
                                                             ------       -----
Fixed options:
   Outstanding at beginning of year ..................             -       $   -
      Granted ........................................       161,700       12.83
      Exercised ......................................             -           -
      Forfeited ......................................             -           -
                                                             -------       -----

   Outstanding at end of year ........................       161,700       12.83
                                                             =======       =====

   Options exercisable at year end ...................             -       $   -

   Weighted average fair value of options
       granted during the year .......................             -        4.62

Information pertaining to options (in thousands) outstanding at December 31, 1999 is as follows:

                                             Options Outstanding                            Options Exercisable
                                             -------------------                            -------------------
                                                 Weighted
                                                  Average            Weighted                            Weighted
                                                 Remaining           Average                              Average
     Exercise                Number             Contractual          Exercise           Number           Exercise
      Prices               Outstanding             Life               Price           Exercisable          Price
      ------               -----------             ----               -----           -----------          -----

      $12.83                    161,700           8.4 years           $12.83                    -           $   -
        7.60                     63,840           7.3 years             7.60               63,840            7.60
                                -------                                                    ------

Outstanding at
End of year                     225,540                                11.35               63,840            7.60
                                =======                                                    ======

NOTE 12 - INCOME TAXES:

The Corporation files consolidated federal income tax returns on a calendar-year basis.

The 1999, 1998 and 1997 provision for income taxes consists of the following (in thousands of dollars):

                                                 1999         1998         1997
                                                 ----         ----         ----
Current tax provision:
   Federal ..............................     $ 1,065      $   710      $   636
   South Carolina .......................          85           80           77
Deferred tax benefit ....................        (101)        (127)         (77)
                                              -------      -------      -------

          Total .........................       1,049          663          636
                                              =======      =======      =======

The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense as indicated in the following summary (in thousands of dollars):

                                                     1999       1998       1997
                                                     ----       ----       ----
Income tax at statutory rate on income
   before income taxes ........................   $ 1,099    $   769    $   630
Increase (decrease) resulting from:
   Exercise of certain stock options ..........       (89)      (165)         -
   South Carolina bank tax, net of federal
      tax benefit .............................        96         67         55
   Tax exempt interest ........................       (19)       (14)       (14)
   Other ......................................       (38)         6        (35)
                                                  -------    -------    -------

          Provision for income taxes ..........     1,049        663        636
                                                  =======    =======    =======

Temporary differences, which give rise to deferred tax assets and liabilities at December 31, 1999 and 1998, are as follows (in thousands of dollars):

                                                              1999          1998
                                                              ----          ----
Deferred tax assets:
  Allowance for loan losses ..........................       $  614       $  443
  Net unrealized losses on securities
     available for sale ..............................          280            -
  Preopening costs ...................................           67           78
  State tax net operating loss carry forward .........           65           48
  Other ..............................................            1           16
                                                             ------       ------
          Total deferred tax assets ..................        1,027          585
                                                             ------       ------

                                                                1999       1998
                                                                ----       ----

Deferred tax liabilities:
  Depreciation ...........................................     $ 145      $  87
  Accretion ..............................................         6          8
  Net unrealized gain on securities available for
     sale ................................................         -         24
                                                               -----      -----

          Total deferred tax liabilities .................       151        119
                                                               -----      -----

          Net deferred tax asset before valuation
               allowance .................................       876        466

          Less, valuation allowance ......................       (18)       (13)
                                                               -----      -----

          Net deferred tax asset .........................       858        453
                                                               =====      =====

At December 31, 1999, the Corporation had net operating loss (NOL) carryforwards for state income tax purposes of approximately $1,412,000 available to offset future state taxable income. The NOL carryforwards expire primarily in the years 2011 through 2019. The Corporation and the Banks each file separate state income tax returns. The valuation allowance represents management's estimate of the state NOL carryforwards that will not be realized in the foreseeable future.

NOTE 13 - EMPLOYEE BENEFIT PLANS:

The Corporation provides a defined contribution plan with an Internal Revenue Code Section 401(K) provision. All employees who have completed 500 hours of service during a six-month period and have attained age 18 may participate in the plan.

A participant may elect to make tax deferred contributions up to a maximum of 12% of eligible compensation. The Corporation will make matching contributions on behalf of each participant in the amount of 100% of the elective deferral, not exceeding 3% of the participant's compensation. The Corporation may also make nonelective contributions determined at the discretion of the Board of Directors.

The Corporation's contributions for the years ended December 31, 1999, 1998, and 1997 totaled approximately $149,000, $140,000, and $122,000, respectively.

NOTE 14 - OFF-BALANCE-SHEET ACTIVITIES:

The Banks are parties to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Banks' exposure to credit loss is represented by the contractual amount of these commitments. The Banks use the same credit policies in making commitments as they do for on-balance-sheet instruments.

At December 31, 1999 and 1998, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                             Contract Amount
                                                             ---------------
                                                          1999             1998
                                                          ----             ----
                                                               (In thousands)

Commitments to grant loans .......................        $11,231        $10,159
Unfunded commitments under lines of
    credit .......................................         11,269          8,405
Standby letters of credit ........................          3,427            929

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include personal residences, accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support private borrowing arrangements. All letters of credit are short-term guarantees. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks generally hold collateral supporting those commitments if deemed necessary.

To reduce credit risk related to the use of both derivatives and credit-related financial instruments, the Bank might deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on the Banks' credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant and equipment and real estate.

NOTE 15 - EARNINGS PER COMMON SHARE:

Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.

Earnings per common share have been computed based on the following:

                                                                                                Years Ended December 31,

                                                                                     1999                 1998                1997
                                                                                     ----                 ----                ----
                                                                                                     (In thousands)
Net income .............................................................          $    2,182          $    1,567          $    1,216
                                                                                  ==========          ==========          ==========

Average number of common shares outstanding ............................           3,189,235           3,040,512           2,766,410
Effect of dilutive options .............................................              25,888              56,550              49,545
                                                                                  ----------          ----------          ----------
Average number of common shares outstanding  used to
   calculate diluted earnings per common  share
                                                                                   3,215,123           3,097,062           2,815,955
                                                                                  ==========          ==========          ==========

NOTE 16 - OTHER COMPREHENSIVE INCOME (LOSS):

The components of other comprehensive income (loss) and related tax effects are as follows:

                                                                                                    Years Ended December 31,
                                                                                                    ------------------------
                                                                                           1999               1998              1997
                                                                                           ----               ----              ----
                                                                                                        (In thousands)
Unrealized holding gains (losses) on available for
sale securities .............................................................             $(791)             $  56             $  31

Less: Reclassification adjustment for gains
   (losses) realized in income ..............................................                 -                  -                 -
                                                                                          -----              -----             -----
Net unrealized gains (losses) ...............................................              (791)                56                31

Tax effect ..................................................................               280                 20                11
                                                                                          -----              -----             -----

Net-of-tax amount ...........................................................              (511)                36                20
                                                                                          =====              =====             =====

Unrealized   holding   losses  on  available  for  sale   securities   increased
approximately $328,000 in January 2000.

NOTE 17 - CREDIT RISK CONCENTRATIONS

Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

The Banks regularly monitor various segments of their credit risk portfolio to assess potential concentration risks and to obtain collateral when considered necessary.

The Banks' exposure within these major segments are diversified and these diversification factors reduce concentration risk.

Major industry exposures at December 31, 1999, representing on a consolidated basis loans receivable balances by loan type in excess of ten percent of total shareholders' equity (in thousands of dollars), are as follows:

Medical and dental offices                              $7,428
Rental housing                                           2,620
Real estate developers                                   2,993

NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

The following methods and assumptions were used by the Corporation in estimating fair values of financial instruments as disclosed herein:

     Cash  and  cash  equivalents.   The  carrying  amounts  of  cash  and  cash
     equivalents approximate fair values.

     Interest-bearing   deposits   with   banks.   The   carrying   amounts   of
     interest-bearing deposits with banks approximate their fair values.

     Securities available for sale and held to maturity. Fair values for securities, excluding Federal Home Loan Bank and Federal Reserve Bank stock, are based on quoted market prices. The carrying value of Federal Home Loan Bank and Federal Reserve Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank and Federal Reserve Bank. The market values of state and local government securities are established with the assistance of an independent pricing service. The values are based on data which often reflect transactions of relatively small size and are not necessarily indicative of the value of the securities when traded in large volumes.

     Loans held for sale. The carrying amounts approximate their fair values.

     Loans receivable. For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market
     prices  of  similar   loans  sold,   adjusted  for   differences   in  loan
     characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

     Deposit liabilities. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money-market accounts and certificates of deposit (CDs) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

     Short-term borrowings. The carrying amounts of federal funds purchased and borrowings under repurchase agreements, approximate their fair values.

     Federal Home Loan Bank advances. The fair values of the Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

     Accrued interest. The carrying amounts of accrued interest approximate fair value.

     Off-balance-sheet instruments. Fair values for off-balance-sheet credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.


The estimated fair values and related carrying or notional amounts of the Corporation's financial instruments at December 31, 1999 and 1998, are as follows (in thousands of dollars):

                                                                                         1999                         1998
                                                                                         ----                         ----
                                                                               CARRYING         FAIR         CARRYING         FAIR
                                                                                AMOUNT          VALUE         AMOUNT          VALUE
                                                                                ------          -----         ------          -----

Financial assets:
   Cash and cash equivalents ...........................................       $ 20,315       $ 20,315       $ 23,296       $ 23,296
   Interest-bearing deposits with banks ................................            788            788          1,577          1,577
   Investment securities ...............................................         43,935         43,485         34,148         34,190
   Loans held for sale .................................................            269            269            722            722
   Loans receivable ....................................................        155,153        152,327        116,336        116,537
   Accrued interest receivable .........................................          1,700          1,700          1,242          1,242

Financial liabilities:
   Deposits ............................................................       $184,364       $184,228       $147,630       $148,005
   Federal funds purchased and
      securities sold under agreements
      to repurchase ....................................................          2,782          2,782          4,464          4,464
   Federal Home Loan Bank advances .....................................         19,420         19,324          9,490          9,563
   Accrued interest payable ............................................            770            770            603            603

Off-balance-sheet credit related financial instruments:
      Commitments to extend credit .....................................       $ 11,231       $ 11,231       $ 10,159       $ 10,159
      Unfunded commitments under
         lines of credit ...............................................         11,269         11,269          8,405          8,405
      Standby letters of credit ........................................          3,427          3,427            929            929

NOTE 19 - CONTINGENCIES:

     CLAIMS AND LAWSUITS:

The Corporation is subject at times to claims and lawsuits arising out of the normal course of business which, in the opinion of management, will have no material effect on the Corporation's consolidated financial statements.

NOTE 20 - REGULATORY MATTERS:

The Banks, as national banks, are subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Banks may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, at December 31, 1999, that the Banks could declare, without the approval of the

Comptroller of the Currency, amounted to approximately $2,974,000. In addition, dividends paid by the Banks to the Corporation would be prohibited if the effect thereof would cause the Banks' capital to be reduced below applicable minimum capital requirements.

Under Federal Reserve regulation, the Banks also are limited as to the amount they may loan to the Corporation unless such loans are collateralized by specified obligations. The maximum amount available for transfer from the Banks to the Corporation in the form of loans or advances totaled approximately $3,749,000 at December 31, 1999.

The Corporation (on a consolidated basis) and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation's and the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 1999, and 1998, that the Corporation and the Banks met all capital adequacy requirements to which they are subject.

As of June 30, 1998, for ONB and SNB and September 30, 1999, for FNB, the most recent notifications from the Office of the Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since the notifications that management believes have changed the Banks' categories.

The Corporation's and the Banks' actual capital amounts and ratios are also presented in the table (in thousands of dollars).

                                                             MINIMUM REQUIRED                MINIMUM REQUIRED
                                                               FOR CAPITAL                TO BE WELL CAPITALIZED
                                       ACTUAL               ADEQUACY PURPOSES                  UNDER PROMPT
                                       ------               -----------------                   CORRECTIVE
                                                                                             ACTION PROVISIONS
                                                                                             -----------------
                                AMOUNT        RATIO        AMOUNT        RATIO              AMOUNT         RATIO
                                ------        -----        ------        -----              ------         -----
At December 31, 1999:

Tier I Capital (to
   Average Assets):
      Consolidated           $ 20,757         9.4%      $ 8,861           4.0%           $ 11,077           5.0%
      ONB                      10,667         7.8%        5,485           4.0%              6,857           5.0%
      SNB                       4,735         7.8%        2,443           4.0%              3,054           5.0%
      FNB                       3,855        16.5%          933           4.0%              1,166           5.0%

Tier I Capital (to
   Risk Weighted
   Assets):
      Consolidated             20,757        13.0%        6,377           4.0%              9,566           6.0%
      ONB                      10,667        11.7%        3,647           4.0%              5,470           6.0%
      SNB                       4,735         9.3%        2,027           4.0%              2,841           6.0%
      FNB                       3,855        23.2%          665           4.0%                998           6.0%

Total Capital (to
   Risk Weighted
   Assets):
      Consolidated             22,694        14.2%       12,754           8.0%             15,944          10.0%
      ONB                      11,808        13.0%        2,293           8.0%              9,117          10.0%
      SNB                       5,266        10.4%        4,054           8.0%              5,067          10.0%
      FNB                       4,028        24.2%        1,331           8.0%              1,664          10.0%

At December 31, 1998:

Tier I Capital (to
   Average Assets):
      Consolidated           $ 19,620        10.9%      $ 7,190           4.0%            $ 8,987           5.0%
      ONB                       9,481         8.1%        4,693           4.0%              5,867           5.0%
      SNB                       3,672         7.9%        1,872           4.0%              2,340           5.0%
      FNB                       4,169        30.1%          542           4.0%                677           5.0%

Tier I Capital (to
   Risk Weighted
   Assets):
      Consolidated             19,620        15.9%        4,925           4.0%              7,387           6.0%
      ONB                       9,481         9.1%        3,004           4.0%              4,506           6.0%
      SNB                       3,672         9.7%        1,508           4.0%              2,262           6.0%
      FNB                       4,169        52.7%          316           4.0%                474           6.0%

Total Capital (to
   Risk Weighted
   Assets):
      Consolidated             20,979        17.0%        9,850           8.0%             12,312          10.0%
      ONB                      10,421        13.9%        6,008           8.0%              7,510          10.0%
      SNB                       4,039        10.7%        3,017           8.0%              3,771          10.0%
      FNB                       4,221        53.4%          632           8.0%                791          10.0%

NOTE 21 - CONDENSED FINANCIAL STATEMENTS:

Presented below are the condensed financial statements for Community Bankshares, Inc. (Parent Company only) (in thousands of dollars):

COMMUNITY BANKSHARES, INC. (PARENT COMPANY ONLY)

                                                                                                               DECEMBER 31,
                                                                                                               ------------
                                                                                                         1999                 1998
                                                                                                         ----                 ----
Balance Sheets:
   Assets:
      Cash ...............................................................................              $ 1,041              $ 1,930
      Investment in banking subsidiaries .................................................               18,746               17,361
      Securities available for sale, at fair value .......................................                   50                   50
      Premises and equipment (net of accumulated depreciation
         of $411 in 1999 and $313 in 1998) ...............................................                  292                  329
      Other assets .......................................................................                  166                  128
                                                                                                        -------              -------
                  Total assets ...........................................................               20,295               19,798
                                                                                                        =======              =======
Liabilities and shareholders' equity:
   Other liabilities .....................................................................              $    50              $   140
   Shareholders' equity ..................................................................               20,245               19,658
                                                                                                        -------              -------

                  Total liabilities and shareholders' equity .............................               20,295               19,798
                                                                                                        =======              =======

                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                                    -----------------------
                                                                                          1999               1998               1997
                                                                                          ----               ----               ----
Statements of Income:
   Income:
      Management fees assessed banking subsidiaries .......................           $ 1,176            $ 1,141            $   948
      Dividends ...........................................................               872                700                580
      Interest ............................................................                61                138                 50
                                                                                      -------            -------            -------
                  Total ...................................................             2,109              1,979              1,578
                                                                                      -------            -------            -------
   Expenses:
      Salaries and employee benefits ......................................               796                648                558
      Premises and equipment ..............................................               260                230                184
      Supplies ............................................................                59                 70                 35
      Director fees .......................................................                22                 24                 22
      Preopening - FNB ....................................................                 -                 75                  -
      Other general expenses ..............................................               281                258                228
                                                                                      -------            -------            -------
                  Total ...................................................             1,418              1,305              1,027
                                                                                      -------            -------            -------
Income before income tax benefit and equity in
   undistributed earnings of banking subsidiaries .........................               691                674                551
Applicable income tax benefit .............................................                60                  8                  7
Equity in undistributed earnings of banking subsidiaries ..................             1,431                885                658
                                                                                      -------            -------            -------
Net income ................................................................             2,182              1,567              1,216
                                                                                      =======            =======            =======
Statements of Cash Flows:
   Cash flows from operating activities:
      Net income ..........................................................           $ 2,182            $ 1,567            $ 1,216
      Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization .................................               107                106                 91
            Accretion of discounts - securities ...........................                 -                  -                (23)
            Decrease in due from banking
               Subsidiaries ...............................................                 -                  -                 (3)
            Decrease (increase) in other assets ...........................               (38)                46                (68)
            Increase (decrease) in other liabilities ......................               (90)                85                  6
            Equity in undistributed earnings of banking subsidiaries ......            (1,431)              (885)              (658)
                                                                                      -------            -------            -------
                  Net cash provided by operating activities ...............               730                919                561
                                                                                      -------            -------            -------
Cash flows from investing activities:
   Investment in SNB ......................................................              (500)              (500)                 -
   Investment in FNB ......................................................                 -             (4,500)                 -
   Purchase of premises and equipment .....................................               (70)              (169)               (60)
   Purchases of securities held to maturity ...............................                 -                  -               (636)
   Purchases of securities available for sale .............................                 -                  -                (50)
   Proceeds from maturities of securities held to maturity ................                 -                647                900
                                                                                      -------            -------            -------
                  Net cash provided (used) by investing activities ........              (570)            (4,522)               154
                                                                                      -------            -------            -------
Cash flows from financing activities:
   Repurchase of stock ....................................................              (630)                 -                  -
   Common stock issued ....................................................               189              5,579                100
   Stock issuance cost ....................................................                 -                (87)                (9)
   Cash dividends paid ....................................................              (608)              (453)              (394)
                                                                                      -------            -------            -------
                  Net cash used (provided) by financing activities ........            (1,049)            5,039                (303)
                                                                                      -------            -------            -------
Net increase (decrease) in cash ...........................................              (889)             1,436                412
Cash at beginning of year .................................................             1,930                494                 82
                                                                                      -------            -------            -------
Cash at end of year .......................................................             1,041              1,930                494
                                                                                      =======            =======            =======
Supplemental disclosures of cash flow information:
   Cash payments for income taxes .........................................           $ 1,214            $   656            $   640
                                                                                      =======            =======            =======

NOTE 22 - QUARTERLY DATA (UNAUDITED):

                                                                             YEARS ENDED DECEMBER 31,
                                                                             ------------------------
                                                                  1999                                       1998
                                                                  ----                                       ----
                                                Fourth      Third      Second     First     Fourth     Third     Second      First
                                               quarter     quarter     quarter   quarter   quarter    quarter    quarter    quarter
                                               -------     -------     -------   -------   -------    -------    -------    -------
                                                                  (In thousands, except per share data)

Interest and dividend income ...............   $ 4,313    $ 4,092    $ 3,730    $ 3,415    $ 3,411    $ 3,201    $ 2,944    $ 2,764
Interest expense ...........................    (1,942)    (1,827)    (1,670)    (1,519)    (1,540)    (1,466)    (1,295)    (1,253)
                                               -------    -------    -------    -------    -------    -------    -------    -------

Net interest income ........................     2,371      2,265      2,060      1,896      1,871      1,735      1,649      1,511
Provision for loan losses ..................      (173)      (166)      (139)      (134)      (160)      (136)       (97)       (91)
                                               -------    -------    -------    -------    -------    -------    -------    -------

Net interest income after
   provision for loan losses ...............     2,198      2,099      1,921      1,762      1,711      1,599      1,552      1,420
Noninterest income .........................       323        344        345        305        270        294        261        230
Noninterest expenses .......................    (1,639)    (1,530)    (1,460)    (1,437)    (1,534)    (1,371)    (1,143)    (1,059)
                                               -------    -------    -------    -------    -------    -------    -------    -------

Income before income taxes .................       882        913        806        630        447        522        670        591
Provision for income taxes .................      (286)      (299)      (263)      (201)       (62)      (187)      (222)      (192)
                                               -------    -------    -------    -------    -------    -------    -------    -------

Net income .................................       596        614        543        429        385        335        448        399
                                               =======    =======    =======    =======    =======    =======    =======    =======

Earnings per share
   Basic ...................................   $  0.19    $  0.19    $  0.17    $  0.13    $  0.13    $  0.11    $  0.15    $  0.13
                                               =======    =======    =======    =======    =======    =======    =======    =======

   Diluted .................................   $  0.19    $  0.19    $  0.17    $  0.13    $  0.12    $  0.11    $  0.14    $  0.13
                                               =======    =======    =======    =======    =======    =======    =======    =======


Florence National Bank began operations in July 1998. The operating losses of Florence National Bank are reflected in consolidated net income beginning in the third quarter of 1998.










    THESE NOTES ARE AN INTEGRAL PART OF THE ACCOMPANYING FINANCIAL STATEMENTS

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information set forth under the caption "Directors and Executive Officers" and under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in conjunction with the 2000 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

Item 11.  Executive Compensation

         The information set forth under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

         The information set forth under the caption "Certain  Relationships and
Related   Transactions"  in  the  Proxy  Statement  is  incorporated  herein  by reference.

Item 14. Exhibits and Reports on Form 8-K

(a)      (1) All financial statements:

Consolidated Balance Sheets, December 31, 1999 and 1998
Consolidated Statements of Income, Years Ended December 31, 1999, 1998 and
     1997
Consolidated Statements of Changes in Shareholders' Equity, Years Ended
     December 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows, Years Ended December 31, 1999, 1998
     and 1997
Notes to Consolidated Financial Statements

(2) Financial statement schedules:

Quarterly Data for 1999 and 1998

(3)
     Exhibit No.       Description
  (from item 601 of
        S-K)
          3.1       Articles  of  Incorporation,  as  amended  (incorporated  by reference to exhibits filed in the Registrant's Form 10-QSB filed September 30, 1997).

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

        10.1        1997 Stock  Option  Plan   (incorporated   by  reference  to
                         Registrant's Form S-8, filed May 20, 1999, Commission File No. 333-78867).

        10.2        Lease for site of Florence National Bank

        10.3        Change of Control Agreements between the Registrant and each of E. J. Ayers, Jr., William W. Traynham, Michael A. Wolfe, William H. Nock and Jesse A. Nance (incorporated by reference to exhibits to Registrant's Form 10-QSB for the quarter ended June 30, 1999).

         21         Subsidiaries of the registrant (incorporated by reference to
                         exhibits   filed  in  the   Registrant's   Registration
                         Statement on Form S-2, Commission File No. 333-46111).

         23         Consent of J. W. Hunt and Company, LLP

         27         Financial data schedule


(b)   Reports on Form 8-K.  None.

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY BANKSHARES, INC.                                DATED: March 22, 2000

By:  s/E. J. Ayers, Jr.
    -------------------
Chief Executive Officer

By  s/William W. Traynham, Jr.
    --------------------------
Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

s/ Alvis J. Bynum
---------------------------------
Alvis J. Bynum, Director

s/ Martha Rose C. Carson
---------------------------------
Martha Rose C. Carson, Director

s/ Anna O. Dantzler
---------------------------------
Anna O. Dantzler, Director

s/J. M. Guthrie
---------------------------------
J. M. Guthrie, Director

s/Richard L. Havekost
---------------------------------
Richard L. Havekost, Director

s/ Phil P. Leventis
---------------------------------
Phil P. Leventis, Director

s/Jess A. Nance
---------------------------------
Jess A. Nance, Director

s/William H. Nock
---------------------------------
William H. Nock, Director

s/ Samuel F. Reid, Jr.
---------------------------------
Samuel F. Reid, Jr., Director

s/ J. Otto Warren, Jr.
---------------------------------
J. Otto Warren, Jr., Director

s/ Wm. Reynolds Williams
---------------------------------
Wm. Reynolds Williams, Director

s/ Michael A. Wolfe, II
---------------------------------
Michael A. Wolfe, II, Director

                                 EXHIBIT INDEX




     Exhibit No.       Description
  (from item 601 of
        S-K)
          3.1       Articles  of  Incorporation,  as  amended  (incorporated  by reference to exhibits filed in the Registrant's Form 10-QSB filed September 30, 1997).

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

        10.1        1997 Stock  Option  Plan   (incorporated   by  reference  to
                         Registrant's Form S-8, filed May 20, 1999, Commission File No. 333-78867).

        10.2        Lease for site of Florence National Bank

        10.3        Change of Control Agreements between the Registrant and each of E. J. Ayers, Jr., William W. Traynham, Michael A. Wolfe, William H. Nock and Jesse A. Nance (incorporated by reference to exhibits to Registrant's Form 10-QSB for the quarter ended June 30, 1999).

         21         Subsidiaries of the registrant (incorporated by reference to
                         exhibits   filed  in  the   Registrant's   Registration
                         Statement on Form S-2, Commission File No. 333-46111).

         23         Consent of J. W. Hunt and Company, LLP

         27         Financial data schedule