Form 10-Q
period 2000-03-31
COMMUNITY BANKSHARES INC /SC/
filed 2000-05-12
CIK 894508

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2000  Commission File number: 000-22054



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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,191,325 shares of common stock outstanding as of May 1, 2000.
--------------------------------------------------------------------------------

                             10-Q TABLE OF CONTENTS

                        Part I-Financial Statements                         Page
      Item 1       Financial Statements .....................................  3
      Item 2       Management's Discussion and Analysis of Financial
                   Condition and ............................................  9
                   Results of Operations


                            Part II-Other Information
      Item 6       Exhibits and Reports on Form 8-K ......................... 17

Part I. Item 1. Financial Statements
            COMMUNITY BANKSHARES, INC. - CONSOLIDATED BALANCE SHEETS ($ amounts in thousands)

                                                                                                    March 31,           December 31,
         ASSETS                                                                                       2000                  1999
                                                                                                      ----                  ----
                                                                                                    UNAUDITED
Cash and due from other financial institutions:
     Non-interest bearing ............................................................             $  10,516              $  12,275
     Federal funds sold ..............................................................                 5,320                  8,040
                                                                                                   ---------              ---------
         Total cash and cash equivalents .............................................                15,836                 20,315
Interest bearing deposits in other banks .............................................                 1,255                    788
Investment securities:
     Securities held to maturity .....................................................                12,870                 13,369
     Securities available for sale ...................................................                34,973                 30,566
Loans held for resale ................................................................                    50                    269

Loans ................................................................................               171,490                157,089
     Less, allowance for loan losses .................................................                (2,087)                (1,936)
                                                                                                   ---------              ---------
         Net loans ...................................................................               169,403                155,153

Accrued interest  receivable .........................................................                 2,017                  1,700
Premises and equipment ...............................................................                 4,526                  4,619
Deferred income taxes ................................................................                   879                    858
Other assets .........................................................................                   529                    393
                                                                                                   ---------              ---------

         Total assets ................................................................             $ 242,338              $ 228,030
                                                                                                   =========              =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Non-interest bearing ............................................................             $  27,105              $  26,878
     Interest bearing ................................................................               170,152                157,486
                                                                                                   ---------              ---------
         Total deposits ..............................................................               197,257                184,364
Federal funds purchased and securities
     sold under agreements to repurchase .............................................                 2,308                  2,782
Federal Home Loan Bank advances ......................................................                20,620                 19,420
Other liabilities ....................................................................                 1,553                  1,219
                                                                                                   ---------              ---------
         Total liabilities ...........................................................               221,738                207,785
                                                                                                   ---------              ---------

Shareholders' equity:
     Common stock
         No par, authorized shares 12,000,000, issued and ............................                15,906                 14,207
         outstanding 3,191,325 in 2000 and 3,191,462 in 1999
     Retained earnings ...............................................................                 5,374                  6,549
     Accumulated other comprehensive (loss) ..........................................                  (680)                  (511)
                                                                                                   ---------              ---------
         Total shareholders' equity ..................................................                20,600                 20,245
                                                                                                   ---------              ---------

         Total liabilities and shareholders' equity ..................................             $ 242,338              $ 228,030
                                                                                                   =========              =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

       COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY
         for the three months ended March 31, 2000 and 1999 (Unaudited)

                                                                                                        Accumulated
                                                                                                           Other           Total
                                                               Common          Common       Retained   Comprehensive   Shareholders'
                                                               Shares          Stock        Earnings   Income (Loss)       Equity
                                                               ------          -----        --------   -------------       ------
                                                                                    ($ amounts in thousands)
Balances at Dec. 31, 1998 ...............................     3,200,070     $   14,648     $    4,975     $       36     $   19,659
Comprehensive income:
     Net income .........................................                                         429                           429
     Other comprehensive income (loss) net of tax:
     Unrealized gain (loss) on securities ...............                                                       (112)          (112)
Issuance of common stock ................................        38,535            169                                          169
Redemption of common stock ..............................       (49,455)          (630)                                        (630)
Dividends paid ..........................................             0              0           (275)             0           (275)
                                                             ----------     ----------     ----------     ----------     ----------
Balances at Mar. 31, 1999 ...............................     3,189,150     $   14,187     $    5,129     $      (76)    $   19,240
                                                             ==========     ==========     ==========     ==========     ==========


Balances at Dec. 31, 1999 ...............................     3,191,462     $   14,207     $    6,549     $     (511)    $   20,245
Comprehensive income:
     Net income .........................................                                         694                           694
     Other comprehensive income (loss) net of tax:
     Unrealized gain (loss) on securities ...............                                                       (169)          (169)
Cash-in-lieu of shares in connection ....................          (137)
     with Jan. 31, 2000 stock dividend
Market value of shares issued in five
     percent stock dividend .............................             -          1,709         (1,709)                            -
Costs of stock dividend .................................                          (10)                                         (10)
Cash dividends paid .....................................             0              0           (160)             0           (160)
                                                             ----------     ----------     ----------     ----------     ----------
Balances at Mar. 31, 2000 ...............................     3,191,325     $   15,906     $    5,374     $     (680)    $   20,600
                                                             ==========     ==========     ==========     ==========     ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

         COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF INCOME

                                                                                                        Three months ended March 31,
                                                                                                           2000             1999
                                                                                                           ----             ----
                                                                                                        UNAUDITED         UNAUDITED
                                                                                                          ($ amounts in thousands)
Interest and dividend income:
    Interest and fees on loans ...............................................................         $    3,730         $    2,692
    Deposits with other financial institutions ...............................................                  4                 36
    Investment securities:
      Interest - U. S. Treasury and
        U. S. Government Agencies ............................................................                706                500
      Dividends ..............................................................................                 29                 33
                                                                                                       ----------         ----------
         Total investment securities .........................................................                735                533
    Federal funds sold and securities
      purchased under agreements to resell ...................................................                114                154
                                                                                                       ----------         ----------
         Total interest and dividend income ..................................................              4,583              3,415
                                                                                                       ----------         ----------
Interest expense:
    Deposits:
      Certificates of deposit of $100,000 or more ............................................                508                313
      Other ..................................................................................              1,380              1,040
                                                                                                       ----------         ----------
         Total deposits ......................................................................              1,888              1,353
    Federal funds purchased and securities
      sold under agreements to repurchase ....................................................                 24                 38
    Federal Home Loan Bank advances ..........................................................                253                128
                                                                                                       ----------         ----------
         Total interest expense ..............................................................              2,165              1,519
                                                                                                       ----------         ----------
Net interest income ..........................................................................              2,418              1,896
Provision for loan losses ....................................................................                180                134
                                                                                                       ----------         ----------
Net interest income after provision for loan losses ..........................................              2,238              1,762
                                                                                                       ----------         ----------
Non-interest income:
    Service charges on deposit accounts ......................................................                347                217
    Other ....................................................................................                 90                 88
                                                                                                       ----------         ----------
         Total non-interest income ...........................................................                437                305
                                                                                                       ----------         ----------
Non-interest expense:
    Salaries and employee benefits ...........................................................                940                832
    Premises and equipment ...................................................................                224                215
    Other ....................................................................................                436                390
                                                                                                       ----------         ----------
         Total non-interest expense ..........................................................              1,600              1,437
                                                                                                       ----------         ----------
Income before taxes ..........................................................................              1,075                630
Provision for income taxes ...................................................................                381                201
                                                                                                       ----------         ----------
Net income ...................................................................................         $      694         $      429
                                                                                                       ==========         ==========
Basic earnings per common share:
    Weighted average shares outstanding ......................................................          3,191,325          3,190,523
                                                                                                       ==========         ==========
    Net income per common share ..............................................................         $     0.22         $     0.13
                                                                                                       ==========         ==========
Diluted earnings per common share:
    Weighted average shares outstanding ......................................................          3,212,902          3,218,251
                                                                                                       ==========         ==========
    Net income per common share ..............................................................         $     0.22         $     0.13
                                                                                                       ==========         ==========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

       COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Three months ended March 31,
        ($ amounts in thousands)                                                                           2000             1999
                                                                                                           ----             ----
                                                                                                        UNAUDITED         UNAUDITED
Cash flows from operating activities:
Net income ...............................................................................            $    694             $    429
Adjustments to reconcile net income
    to net cash (provided) used by operating activities
        Depreciation and amortization ....................................................                 119                  109
        Provision for loan losses ........................................................                 180                  134
        Accretion of discounts and amortization of premiums -
          investment securities - net ....................................................                  63                   23
        Proceeds from sale of real estate loans held for sale ............................               1,025                3,389
        Origination of real estate loans held for sale ...................................                (806)              (2,987)
Changes in operating assets and liabilities:
        (Increase) in interest receivable ................................................                (317)                (148)
        (Increase) decrease in other assets ..............................................                (157)                  59
        Increase in other liabilities ....................................................                 334                   56
                                                                                                      --------             --------
           Net cash provided  by operating activities ....................................               1,135                1,064
                                                                                                      --------             --------

Cash flows from investing activities:
        Net (increase) in interest bearing deposits
           with other banks ..............................................................                (467)              (2,308)
        Purchases of held to maturity securities .........................................                (501)              (2,251)
        Proceeds from maturities of held to maturity securities ..........................               1,000                4,403
        Purchases of available for sale securities .......................................              (4,992)              (7,977)
        Proceeds from maturities of available for sale securities ........................                 353                3,829
        Net (increase) in loans to customers .............................................             (14,430)              (9,638)
        Purchase of premises and equipment ...............................................                 (26)                (368)
                                                                                                      --------             --------
           Net cash (used) in investing activities .......................................             (19,063)             (14,310)
                                                                                                      --------             --------
Cash flows from financing activities:
        Net increase in demand, savings, & time deposits .................................              12,893               10,847
        Net (decrease) in federal funds purchased
           and securities sold under agreements to re purchase ...........................                (474)              (1,279)
        Increase in Federal Home Loan Bank advances ......................................               1,200                2,000
        Sale of common stock .............................................................                   -                  169
        Common stock redemption ..........................................................                 (10)                (630)
        Dividend payments ................................................................                (160)                (275)
                                                                                                      --------             --------
           Net cash provided by financing activities .....................................              13,449               10,832
                                                                                                      --------             --------

Net decrease in cash and cash equivalents ................................................              (4,479)              (2,414)
Cash and cash equivalents - beginning of period ..........................................              20,315               23,296
                                                                                                      --------             --------
Cash and cash equivalents - end of period ................................................            $ 15,836             $ 20,882
                                                                                                      ========             ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

Summary of Significant Accounting Principles

         A summary of significant accounting policies and the audited financial statements for 1999 are included in Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 1999 Annual Report on Form 10-K.

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

                                                                               Before-Tax         Tax (Expense)        Net-of-Tax
                                                                                Amount             or Benefit            Amount
                                                                                ------             ----------            ------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during ..................          $  (115,000)          $    39,000          $   (76,000)
     period
Less: reclassification adjustment for gains
     (losses) realized in net income ..............................                    0                     0                    0
Net unrealized gains (losses) .....................................             (115,000)               39,000              (76,000)
                                                                             -----------           -----------          -----------
Other comprehensive income, March 31, 1999 ........................          $  (115,000)          $    39,000          $   (76,000)
                                                                             ===========           ===========          ===========

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during ..................          $(1,053,000)          $   373,000          $  (680,000)
     period
Less: reclassification adjustment for gains
     (losses) realized in net income ..............................                    0                     0                    0
                                                                             -----------           -----------          -----------
Net unrealized gains (losses) .....................................           (1,053,000)              373,000             (680,000)
                                                                             -----------           -----------          -----------
Other comprehensive income, March 31, 2000 ........................          $(1,053,000)          $   373,000          $  (680,000)
                                                                             ===========           ===========          ===========

Stock Dividend

         On January 31, 2000, CBI effected a 5% stock dividend. All shares outstanding and per share data amounts have been retroactively restated to reflect the dividend.

     COMMUNITY BANKSHARES, INC. - AVERAGE BALANCE SHEETS, YIELDS, AND RATES

    Quarter ended March 31,                                               2000                                    1999
                                                                        Interest                                Interest
                                                           Average      Income/      Yields/       Average      Income/      Yields/
    Assets                                                 Balance      Expense       Rates        Balance      Expense       Rates
                                                           -------      --------      ------       -------      --------      -----
                                                                                 (Dollar amounts in thousands)
    Interest bearing deposits ......................     $    352       $    4          4.55%    $  2,671       $   36         5.39%
    Investment securities taxable ..................       45,852          727          6.34%      34,303          527         6.15%
    Investment securities--tax exempt ..............          809            8          5.99%         602            6         6.04%
    Federal funds sold .............................        7,810          114          5.84%      12,585          154         4.89%
    Loans receivable ...............................      163,226        3,730          9.14%     122,562        2,692         8.79%
                                                         --------       ------                   --------       ------

    Total interest earning assets ..................      218,049        4,583          8.41%     172,723        3,415         7.91%

    Cash and due from banks ........................        8,268                                   7,978
    Allowance for loan losses ......................       (2,009)                                 (1,519)
    Premises and equipment .........................        4,576                                   4,269
    Other assets ...................................        2,973                                   2,054
                                                         --------                                --------

    Total assets ...................................     $231,857                                $185,505
                                                         ========                                ========


    Liabilities and Shareholders' Equity

    Interest bearing deposits
    Savings ........................................     $ 31,191         $295          3.78%    $ 26,847       $  216         3.22%
    Interest bearing transaction accounts ..........       19,166           75          1.57%      15,919           61         1.53%
    Time deposits ..................................      112,652        1,518          5.39%      84,534        1,076         5.09%
                                                         --------       ------                   --------       ------

    Total interest bearing deposits ................      163,009        1,888          4.63%     127,300        1,353         4.25%
    Short term borrowing ...........................        2,709           24          3.54%       5,113           38         2.97%
    FHLB advances ..................................       18,001          253          5.62%       9,512          128         5.38%
                                                         --------       ------                   --------       ------
    Total interest bearing liabilities .............      183,719        2,165          4.71%     141,925        1,519         4.28%

    Noninterest bearing demand deposits ............       26,532                                  23,033
    Other liabilities ..............................        1,179                                   1,113
    Shareholders' equity ...........................       20,427                                  19,434
                                                         --------                                --------

    Total liabilities and shareholders' equity .....     $231,857                                $185,505
                                                         ========                                ========


    Interest rate spread ...........................                                    3.70%                                  3.63%


    Net interest income and net yield on earning assets                 $2,418          4.44%                   $1,896         4.39%
                                                                        ======                                  ======

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


RESULTS OF OPERATIONS: QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

Net Income

         For the first quarter of 2000 CBI earned a consolidated profit of $694,000, compared to $429,000 for the first quarter of 1999, an increase of 61.8% or $265,000. Basic and diluted earnings per share were $.22 in the 2000 period, compared to $.13 for the 1999 period.

         For the first quarter of 2000 Orangeburg National Bank reported a profit of $541,000, compared to $469,000 for the first quarter of 1999, an increase of 15.3% or $72,000.

         For the first quarter of 2000 Sumter National Bank reported a profit of $181,000 compared to $82,000 for the first quarter of 1999, an increase of 121% or $99,000. The Sumter bank began operation in June 1996.

         For the first quarter of 2000 Florence National Bank reported a net loss of $29,000 compared to net loss of $116,000 for the first quarter of 1999, an improvement of $87,000. The Florence bank began operation in July 1998.

         As noted above, consolidated net income for the quarter ended March 31, 2000, increased from the prior year by 61.7% or $265,000. The major components of this increase are discussed below. Net interest income before provision for loan losses for the three months ended March 31, 2000, increased to $2,418,000, compared to $1,896,000 for the same period in 1999, an increase of 27.5% or $522,000. For the same period, the provision for loan losses was $180,000, compared to $134,000 for the 1999 period, an increase of 34.3% or $46,000. Non-interest income for the 2000 period increased to $437,000 from $305,000 for the 1999 period, a 43.3% or $132,000 increase. Non-interest expense increased to $1,600,000 from $1,437,000, an 11.3% or $163,000 increase.

Profitability

         One of the best ways to review earnings is through the ROA (return on average assets) and the ROE (return on average equity). Return on assets is the income for the period divided by the average assets for the period, annualized. Return on equity is the income for the period divided by the average equity for the period, annualized. Based on operating results for the quarters ended March 31, 2000 and 1999, the following table is presented.

Period ended March 31,                2000             1999
----------------------                ----             ----
                                      (dollars in thousands)
Average assets ................    $231,857          $185,505
ROA ...........................       1.20%             0.93%
Average equity ................     $20,427           $19,434
ROE ...........................      13.59%             8.83%
Net income ....................        $694              $429

The improvement in ROA and ROE is mostly related to increased volumes of earning assets at all three banks.

Net interest income

         Net interest income, the major component of CBI's income, is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. During the first quarter of 2000, net interest income after provision for loan losses increased to $2,238,000 from $1,762,000, a 27% or $476,000 increase over the first quarter of 1999. This improvement was the result of a $45 million increase in the volume of earning assets and increasing yields. The average yield on earning assets increased to 8.41% for the 2000 period from 7.91% for the 1999 period. This was mostly the result of an increase in the prime lending rate, which was 8.75% during the first quarter of 2000, compared to 7.75% for the same period in 1999.

         For the first quarter of 2000 the cost of funds averaged 4.71%, increased from 4.28% for the first quarter of 1999. The increase in the yield on earning assets was partially offset by the increase in the cost of funds. The effect of these changes was a net interest spread (yield on earning assets less cost of interest bearing liabilities) of 3.69% for the first quarter of 2000, increased from 3.63% during the first quarter of 1999. CBI's net interest margin (net interest income divided by total earning assets) was 4.44% for the first quarter of 2000, compared to 4.39% for the first quarter of 1999.

Interest Income

         Elsewhere in this report is a table comparing the average balances, yields, and rates for the interest rate sensitive segments of the Corporation's balance sheets for the quarters ended March 31, 2000 and 1999. A discussion of that table follows.

         Total  interest  income  for the  first  quarter  2000  was  $4,583,000 compared with $3,415,000 for the same period in 1999, a 34.2% or $1,168,000 increase. The yield on earning assets for the 2000 period was 8.41%, increased from 7.91% for the 1999 period. Total average interest earning assets for the 2000 period were $218,049,000, up from $172,723,000 for the 1999 period, an increase of 26.2% or $45,326,000.

         The loan portfolio earned $3,730,000 for the first quarter 2000, up from $2,692,000 for the same period of 1999, a 38.6% or $1,038,000 increase. The first quarter 2000 yield increased to 9.14% from 8.79% for the first quarter in 1999. The average size of the loan portfolio was $163,226,000 for the 2000 quarter, up from $122,562,000 for the same period of 1999, an increase of 33.2% or $40,664,000.

         The taxable investment portfolio earned $727,000 for the first quarter in 2000, up from $527,000 for the 1999 period, a 38% or $200,000 increase. The yield increased to 6.34% in the 2000 quarter from 6.15% in the 1999 quarter. The average size of the portfolio increased to $45,852,000 in the 2000 quarter from $34,303,000 in the 1999 quarter, an increase of 33.7% or $11,549,000.

         The tax-exempt investment portfolio earned $8,000 for the first quarter in 2000, up from $6,000 for the same period in 1999, a 33.3% or $2,000 increase. The yield on the portfolio was 5.99%, a decrease from 6.04%. The average size of the portfolio increased to $809,000 for the 2000 period, up from $602,000 in the 1999 period, an increase of 34.4% or $207,000.

         Interest bearing deposits in other banks contributed $4,000 for the first quarter 2000, compared to $36,000 during the prior year, a decrease of 88.9% or $32,000. The yield on these deposits decreased to 4.55% for the 2000 period from 5.39% in the 1999 period. CBI averaged $352,000 in interest bearing balances in the first quarter 2000 compared to $2,671,000 the first quarter of the prior year, a decrease of 86.8% or $2,319,000.

         Federal funds sold earned $114,000 the first quarter of 2000 compared to $154,000 the prior year, a decrease of 26% or $40,000. Yields increased to 5.84% for the first quarter in 2000 from 4.89% for the first quarter in 1999. For the first quarter of 2000, CBI decreased its average volume in federal funds sold to $7,810,000 from $12,585,000 for the first quarter of 1999, a 37.9% or $4,775,000 increase. This decline was mostly associated with strong loan demand in the three markets.

Interest Expense

         Interest expense increased for the first quarter 2000 to $2,165,000 from the prior year's $1,519,000, a 42.5% or $646,000 increase. The volume of interest bearing liabilities increased to $183,719,000 for the first quarter in 2000 from $141,925,000 for the first quarter of 1999, a 29.4% or $41,794,000 increase. The average rate paid for interest-bearing liabilities during the 2000 quarter was 4.71%, up from 4.28% for the 1999 period.

         The cost of savings accounts increased to $295,000 in the first quarter in 2000 from $216,000 in the first quarter of 1999, a 36.6% or $79,000 increase. Average savings deposit balances increased to $31,191,000 for the first quarter in 2000 from $26,847,000 for the first quarter of 1999, an increase of 16.2% or $4,344,000. The average rate paid on these funds increased to 3.78% from 3.22%.

         Interest bearing transaction accounts cost $75,000 for the first quarter in 2000, an increase from the prior year's $61,000, up 22.9% or $14,000. The volume of these deposits increased to $19,166,000 for the first quarter in 2000 from $15,919,000 for the first quarter of 1999, a 20.4% or $3,247,000 increase. The average rate paid on these funds for the first quarter in 2000 increased to 1.57% from 1.53% for the first quarter of 1999.

         Time deposits cost $1,518,000 for the first quarter of 2000, up from $1,076,000 the first quarter of the prior year, an increase of 41.1% or $442,000. The volume increased to $112,652,000 for the first quarter in 2000 from $84,534,000 for the first quarter of 1999, a 33.3% or $28,118,000 increase. The average rate paid on these funds increased to 5.39% for the first quarter in 2000 from 5.09% for the first quarter in 1999.

         Short-term borrowings consists of federal funds purchased and securities sold under agreements to repurchase. This is a relatively small and volatile part of the balance sheet. It cost $24,000 for the first quarter in 2000, compared to $38,000 for the first quarter of 1999, down 36.8% or $14,000. The volume of these funds decreased to $2,709,000 in the first quarter 2000 from $5,113,000 in the first quarter of 1999, a decrease of 47% or $2,404,000. The average rate paid on these funds increased to 3.54% from 2.97%.

         Borrowings from the Federal Home Loan Bank cost $253,000 for the first quarter in 2000, an increase from $128,000 for the first quarter in 1999, up 97.7% or $125,000. The advances averaged $18,001,000 during the 2000 quarter, compared to $9,512,000 for the prior year quarter, an 89.2% or $8,489,000 increase. This increase is due to all three banks now borrowing from the FHLB. The average rate paid on these funds increased to 5.62% from 5.38%.

Non-Interest Income

         Non-interest income for the first quarter 2000 grew to $437,000 from $305,000 in the first quarter of 1999, a 43.3% or $132,000 increase. This was mostly the result of increasing volumes of service charges associated with increased numbers of accounts and the resulting fee income.

Non-Interest Expense

         For the first quarter of 2000 non-interest expenses increased to $1,600,000 from $1,437,000 for the first quarter of 1999, an 11.3% or $163,000 increase. This increase is related to higher levels of business activity and included the following components:

         For the 2000 period, personnel costs were $940,000 compared to $832,000 for the 1999 period, an increase of 13% or $108,000;

         For the 2000 period, premises and equipment expense were $224,000 compared to $215,000 for the 1999 period, an increase of 4.2% or $9,000; and

         For the 2000 period, other costs were $436,000 compared to $390,000 for the 1999 period, an increase of 11.8% or $46,000.

Income Taxes

         CBI provided $381,000 for federal and state income taxes during the first quarter of 2000 compared to $201,000 for the same period in 1999, a 89.6% or $180,000 increase. The average tax rate for the 2000 period was approximately 35% and for the 1999 period it was approximately 32%. The Corporation benefited in the 1999 period from the exercise of non-qualified stock options, which reduced the average tax rate.

CHANGES IN FINANCIAL POSITION

Investment portfolio

         The investment portfolio is comprised of held to maturity securities and available for sale securities. CBI and its three banks usually purchase short-term issues (ten years or less) of U. S Treasury and U. S. Government agency securities for investment purposes. At March 31, 2000, the held to maturity portfolio totaled $12,870,000 compared to $13,369,000 at December 31, 1999, a decrease of 3.7% or $499,000. At March 31, 2000, the available for sale portfolio totaled $34,973,000 compared to $30,566,000 at December 31, 1999, an increase of 14.4% or $4,407,000. The following chart summarizes the investment portfolios at March 31, 2000, and December 31, 1999.

                                                                            March 31, 2000
                                                        Held to maturity                      Available for sale
                                                        ----------------                      ------------------
                                              Amortized cost           Fair value      Amortized cost        Fair value
                                              --------------           ----------      --------------        ----------
                                                                         (dollars in thousands)
U. S. Government and federal agencies ........      $12,870            $12,284            $33,452             $32,416
Tax exempt securities ........................            -                  -                822                 806
Other equity securities ......................            -                  -              1,752               1,751
                                                    -------            -------            -------             -------
Total ........................................      $12,870            $12,284            $36,026             $34,973
                                                    =======            =======            =======             =======

Unrealized (loss) ............................      $  (586)                              $(1,053)
                                                    =======                               =======

                                                                         December 31, 1999
                                                       Held to maturity                        Available for sale
                                                       ----------------                        ------------------
                                             Amortized cost         Fair value       Amortized cost          Fair value
                                             --------------         ----------       --------------          ----------
                                                                 (dollars in thousands)
U. S. Government and federal agencies ........      $13,369            $12,919            $28,931             $28,151
Tax exempt securities ........................            -                  -                825                 814
Other equity securities ......................            -                  -              1,601               1,601
                                                    -------            -------            -------             -------
Total ........................................      $13,369            $12,919            $31,357             $30,566
                                                    =======            =======            =======             =======

Unrealized (loss) ............................      $  (450)                              $  (791)
                                                    =======                               =======

Loan portfolio

         The loan portfolio is primarily consumer and small business oriented. At March 31, 2000 the loan portfolio was $171,490,000, compared to $157,089,000 at December 31, 1999, a 9.2% or $14,401,000 increase. The following chart summarizes the loan portfolio at March 31, 2000 and December 31, 1999.

                                           Mar. 31, 2000     Dec. 31, 1999
                                           -------------     -------------
                                               (dollars in thousands)
Real estate ............................       $101,867           $93,836
Commercial .............................         44,538            40,220
Loans to individuals ...................         25,085            23,033
                                               --------          --------
Total ..................................       $171,490          $157,089
                                               ========          ========


Past Due and Non-Performing Assets and the Allowance for Loan Losses

         CBI closely monitors past due loans and loans that are in non-accrual status and other real estate owned. Below is a summary of past due and non-performing assets at March 31, 2000 and December 31, 1999.

                                               Mar. 31, 2000       Dec. 31, 1999
                                               -------------       -------------
                                                  (dollars in thousands)
Past due 90 days + accruing loans ........          $3                  $0
Non-accrual loans ........................        $398                 $90
Impaired loans (included in nonaccrual) ..        $398                 $90
Other real estate owned ..................         $21                  $0

         Management considers the past due and non-accrual amounts at March 31, 2000 to be reasonable in relation to the size of the portfolio and manageable in the normal course of business. The increase in non-accrual assets is associated with a small number of loans and is not indicative, in the opinion of management, of any trend.

         CBI had no restructured loans during any of the above listed periods.

         Each subsidiary bank maintains its own allowance for loan losses which is available to absorb losses inherent in the loan portfolio of that bank but not the other banks. The aggregate allowance for loan losses of the banks and the aggregate activity with respect to those allowances are summarized below:

                                                                               Quarter ended        Year ended         Quarter ended
                                                                               Mar. 31, 2000       Dec. 31, 1999       Mar. 31, 1999
                                                                               -------------       -------------       -------------
Allowance at beginning of period ....................................            $ 1,936              $ 1,459              $ 1,459
Provision expense ...................................................                180                  612                  134
Net charge offs .....................................................                (29)                (135)                 (28)
                                                                                 -------              -------              -------
Allowance at end of period ..........................................            $ 2,087              $ 1,936              $ 1,565
                                                                                 =======              =======              =======
Allowance as a percent of outstanding loans .........................               1.22%                1.24%                1.23%

         In reviewing the adequacy of the allowance for loan losses at the end of each period, management of each bank considers historical loan loss experience, current economic conditions, loans outstanding, trends in non-performing and delinquent loans, and the quality of collateral securing problem loans. After charging off all known losses, management of each bank considers the allowance adequate to provide for estimated future losses inherent in the loan portfolio at March 31, 2000.

Deposits

         Deposits were  $197,257,000  at March 31, 2000 compared to $184,364,000 at December 31, 1999, an increase of 7% or $12,893,000.

         Time deposits greater than $100,000 were $40,775,000 at March 31, 2000 compared to $36,163,000 at December 31, 1999, an increase of 12.8% or $4,612,000.

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

         CBI and its banks maintain an available for sale investment and a held to maturity investment portfolio. While all these investment securities are purchased with the intent to be held to maturity, such securities are marketable and occasional sales may occur prior to maturity as part of the process of asset/liability and liquidity management. Such sales will generally be from the available for sale portfolio. Management deliberately maintains a short-term maturity schedule for its investments so that there is a continuing stream of maturing investments. CBI intends to maintain a short-term investment portfolio in order to continue to be able to supply liquidity to its loan portfolio and for customer withdrawals.

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

         CBI through its banking subsidiaries has a demonstrated ability to attract deposits from its markets. Deposits have grown from $30 million in 1989 to over $197 million in 2000. This base of deposits is the major source of operating liquidity.

         CBI's long term liquidity needs are expected to be primarily affected by the maturing of long-term certificates of deposit. At March 31, 2000 CBI had approximately $11.6 million and $20.4 million in certificates of deposit and other interest bearing liabilities maturing in one to five years and over five years, respectively. CBI's assets maturing or repricing in the same periods were $100 million and $43.7 million, respectively. CBI expects to be able to manage its current balance sheet structure without experiencing any material liquidity problems.

         In the opinion of management, CBI's current and projected liquidity position is adequate.

Capital resources

         As summarized in the table below, CBI maintains a strong capital position.

                                                 Mar. 31, 2000     Dec. 31, 1999
                                                 -------------     -------------
Tier 1 capital to average total assets ......       9.18%                 9.40%
Tier 1 capital to risk weighted assets ......      12.06%                13.00%
Total capital to risk weighted assets .......      13.24%                14.20%

         The small decline in the capital ratios is related to balance sheet growth during the period. Banks are required to maintain a minimum total risk weighted capital ratio of at least 8%, and CBI currently has 13.24%. In the opinion of management, the Company's current and projected capital positions are adequate.

Dividends

         CBI declared and paid a quarterly cash dividend of five cents per share during the first quarter of 2000. The total cost of this dividend was $160,000. In previous years the company paid dividends on a semi-annual basis. CBI also declared and paid a five percent stock dividend during the first quarter of 2000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

         The Corporation's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Corporation's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a quarterly basis in order to obtain the most accurate projection possible. The projection presents information over a twelve-month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 100 and 200 basis points. According to the model as of March 31, 2000 the Corporation is positioned so that net interest income will increase $122,000 and net income will increase $75,000 in the next twelve months if interest rates rise 200 basis points. Conversely, net interest income will decline $82,000 and net income will decline $50,000 in the next twelve months if interest rates decline 200 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Corporation could undertake in response to changes in interest rates.

         As of March 31, 2000 there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 1999. The foregoing disclosures related to the market risk of the Company should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 1999 Annual Report on Form 10-K.

                           Part II--Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Index

Exhibit   No.(from  item            Description
601 of S-B)

     27                             Financial Data Schedule

b) Reports on Form 8-K.  None.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            DATED: May 11,  2000

COMMUNITY BANKSHARES, INC.

By:  s/  E. J. Ayers, Jr.
    ----------------------
         E. J. Ayers, Jr.
         Chief Executive Officer

By:  s/  William W. Traynham
     -----------------------
         William W. Traynham
         President and Chief Financial Officer
         (Principal Accounting Officer)