Form 10-Q
period 2000-06-30
COMMUNITY BANKSHARES INC /SC/
filed 2000-08-14
CIK 894508

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2000   Commission File number: 000-22054



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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No _.
         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,193,845 shares of common stock outstanding as of August 1, 2000.

                             10-Q TABLE OF CONTENTS

                            Part I-Financial Statements                     Page

  Item 1     Financial Statements ..........................................   3
  Item 2     Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................   9

  Item 3     Quantitative and Qualitative Disclosures About
                Market Risk ................................................  19

                            Part II-Other Information

  Item 4     Submission of Matters to a Vote of Security Holders ...........  20
  Item 6     Exhibits and Reports on Form 8-K ..............................  21

Part I. Item 1. Financial Statements
            COMMUNITY BANKSHARES, INC. - CONSOLIDATED BALANCE SHEETS $ amounts in thousands

                                                                                                   UNAUDITED
                                                                                                    June 30,            December 31,
         ASSETS                                                                                       2000                  1999
         ------                                                                                       ----                  ----

Cash and due from other financial institutions:
     Non-interest bearing ............................................................             $  11,082              $  12,275
     Federal funds sold ..............................................................                 1,600                  8,040
                                                                                                   ---------              ---------
         Total cash and cash equivalents .............................................                12,682                 20,315
Interest bearing deposits in other banks .............................................                 1,342                    788
Investment securities:
     Securities held to maturity .....................................................                12,370                 13,369
     Securities available for sale ...................................................                35,740                 30,566
Loans held for resale ................................................................                     -                    269

Loans ................................................................................               185,198                157,089
     Less, allowance for loan losses .................................................                (2,150)                (1,936)
                                                                                                   ---------              ---------
         Net loans ...................................................................               183,048                155,153

Premises and equipment ...............................................................                 4,446                  4,619
Accrued interest  receivable .........................................................                 2,137                  1,700
Deferred income taxes ................................................................                   869                    858
Other assets .........................................................................                   575                    393
                                                                                                   ---------              ---------

         Total assets ................................................................             $ 253,209              $ 228,030
                                                                                                   =========              =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Non-interest bearing ............................................................             $  28,601              $  26,878
     Interest bearing ................................................................               173,472                157,486
                                                                                                   ---------              ---------
         Total deposits ..............................................................               202,073                184,364
Federal funds purchased and securities
     sold under agreements to repurchase .............................................                 4,543                  2,782
Federal Home Loan Bank advances ......................................................                24,120                 19,420
Other liabilities ....................................................................                 1,195                  1,219
                                                                                                   ---------              ---------
         Total liabilities ...........................................................               231,931                207,785
                                                                                                   ---------              ---------

Shareholders' equity:
     Common stock
         No par, authorized shares 12,000,000, issued and ............................                15,925                 14,207
         outstanding 3,193,845 in 2000 and 3,191,462 in 1999
     Retained earnings ...............................................................                 5,998                  6,549
     Accumulated other comprehensive (loss) ..........................................                  (645)                  (511)
                                                                                                   ---------              ---------
         Total shareholders' equity ..................................................                21,278                 20,245
                                                                                                   ---------              ---------

         Total liabilities and shareholders' equity ..................................             $ 253,209              $ 228,030
                                                                                                   =========              =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

        COMMUNIT BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF CHANGES IN
                               SHAREHOLDERS' EQUITY
           for the six months ended June 30, 2000 and 1999 (Unaudited)
                            ($ amounts in thousands)

                                                                                                             Accumulated     Total
                                                                                                                Other       Share-
                                                                    Common         Common       Retained    Comprehensive   holders'
                                                                    Shares         Stock        Earnings    Income (Loss)   Equity
                                                                    ------         -----        --------    -------------   ------
Balances at Dec. 31, 1998 ....................................     3,200,070     $   14,648     $  4,975       $  36       $ 19,659
Comprehensive income:
     Net income ..............................................                                       972                        972
     Other comprehensive income (loss) net of tax:
     Unrealized gain (loss) on securities ....................                                                  (439)          (439)
Issuance of common stock .....................................        38,537            171                                     171
Redemption of common stock ...................................       (49,455)          (630)                                   (630)
Dividends paid ...............................................             -              -         (273)          -           (273)
                                                                  ----------     ----------     --------       -----       --------
Balances at June 30, 1999 ....................................     3,189,152     $   14,189     $  5,674       $(403)      $ 19,460
                                                                  ==========     ==========     ========       =====       ========


Balances at Dec. 31, 1999 ....................................     3,191,462     $   14,207     $  6,549       $(511)      $ 20,245
Comprehensive income:
     Net income ..............................................                                     1,477                      1,477
     Other comprehensive income (loss) net of tax:
     Unrealized gain (loss) on securities ....................                                                  (134)          (134)
Cash-in-lieu of shares in connection with
     Jan. 31, 2000 stock dividend ............................          (137)

Market value of shares issued in five
 percent stock dividend ......................................             -          1,709       (1,709)                         -

Shares issued under option agreement .........................         2,520             19                                      19
Costs of stock dividend ......................................                          (10)                                    (10)
Dividends paid ...............................................             -              -         (319)          -           (319)
                                                                  ----------     ----------     --------       -----       --------
Balances at June 30, 2000 ....................................     3,193,845     $   15,925     $  5,998       $(645)      $ 21,278
                                                                  ==========     ==========     ========       =====       ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

   COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                       Six months ended June 30,        Three months ended June 30,
                                                                          2000            1999            2000             1999
                                                                          ----            ----            ----             ----
         $ amounts in thousands
Interest and dividend income:
    Interest and fees on loans ...............................      $     7,763       $     5,632      $     4,033       $     2,940
    Deposits with other financial institutions ...............               28                79               24                43
    Investment securities:
      Interest - U. S. Treasury and
        U. S. Government Agencies ............................            1,432             1,081              726               581
      Dividends ..............................................               60                56               31                23
                                                                    -----------       -----------      -----------       -----------
         Total investment securities .........................            1,492             1,137              757               604
    Federal funds sold and securities
      purchased under agreements to resell ...................              188               297               74               143
                                                                    -----------       -----------      -----------       -----------
         Total interest and dividend income ..................            9,471             7,145            4,888             3,730
                                                                    -----------       -----------      -----------       -----------
Interest expense:
    Deposits:
      Certificates of deposit of $100,000 or more ............            1,073               663              565               350
      Other ..................................................            2,831             2,168            1,451             1,128
                                                                    -----------       -----------      -----------       -----------
         Total deposits ......................................            3,904             2,831            2,016             1,478
    Federal funds purchased and securities
      sold under agreements to repurchase ....................               64                75               40                37
    Federal Home Loan Bank advances ..........................              526               283              273               155
                                                                    -----------       -----------      -----------       -----------
         Total interest expense ..............................            4,494             3,189            2,329             1,670
                                                                    -----------       -----------      -----------       -----------
Net interest income ..........................................            4,977             3,956            2,559             2,060
Provision for loan losses ....................................              338               273              158               139
                                                                    -----------       -----------      -----------       -----------
Net interest income after provision for loan losses ..........            4,639             3,683            2,401             1,921
                                                                    -----------       -----------      -----------       -----------
Non-interest income:
    Service charges on deposit accounts ......................              696               455              349               238
    Net loss on sale of available for sale securities ........               (2)                -               (2)                -
    Other ....................................................              191               195              101               107
                                                                    -----------       -----------      -----------       -----------
         Total non-interest income ...........................              885               650              448               345
                                                                    -----------       -----------      -----------       -----------
Non-interest expense:
    Salaries and employee benefits ...........................            1,892             1,683              952               851
    Premises and equipment ...................................              456               437              232               222
    Other ....................................................              879               777              443               387
                                                                    -----------       -----------      -----------       -----------
         Total non-interest expense ..........................            3,227             2,897            1,627             1,460
                                                                    -----------       -----------      -----------       -----------
Income before taxes ..........................................            2,297             1,436            1,222               806
Provision for income taxes ...................................              820               464              439               263
                                                                    -----------       -----------      -----------       -----------
Net income ...................................................      $     1,477       $       972      $       783       $       543
                                                                    ===========       ===========      ===========       ===========
Basic earnings per common share*:
    Weighted average shares outstanding ......................        3,194,685         3,189,288        3,193,005         3,189,905
                                                                    ===========       ===========      ===========       ===========
    Net income per common share ..............................      $      0.46       $      0.30      $      0.25       $      0.17
                                                                    ===========       ===========      ===========       ===========
Diluted earnings per common share*:
    Weighted average shares outstanding ......................        3,216,207         3,216,194        3,214,555         3,217,223
                                                                    ===========       ===========      ===========       ===========
    Net income per common share ..............................      $      0.46       $      0.30      $      0.24       $      0.17
                                                                    ===========       ===========      ===========       ===========

THE ACCOMPANYING NOTES ARE AN INTERGRAL PART OF THE FINANCIAL STATEMENTS

*Per share information has been retroactively adjusted to reflect a 5% stock dividend paid on Jan. 31, 2000

COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Six months ended June 30,
                                                                                                         2000              1999
                                                                                                         ----              ----
                                                                                                      (dollar amounts in thousands)
Cash flows from operating activities:
Net income .................................................................................           $  1,477            $    972
Adjustments to reconcile net income
  to net cash used in operating
  activities:
        Depreciation .......................................................................                240                 209
        Provision for loan losses ..........................................................                338                 273
        Accretion of discounts and
          amortization of premiums -
          investment securities - net ......................................................                 (5)                (11)
        Origination of real estate loans held for sale .....................................             (2,337)             (6,226)
        Proceeds from sale of real estate loans held for sale ..............................              2,606               6,741
Changes in assets and liabilities:
        (Increase) decrease in interest receivable .........................................                198                (257)
        (Increase) decrease in other assets ................................................               (828)                 73
        (Decrease) in other liabilities ....................................................                (24)                (72)
                                                                                                       --------            --------
Net cash provided by operating activities ..................................................              1,665               1,702
                                                                                                       --------            --------
Cash flows from investing activities:
        Proceeds from maturities and sales of
          Investment securities - held to maturity .........................................              1,500               5,419
        Purchases of investment securities - held to maturity ..............................               (500)             (4,101)
        Proceeds from maturities and sales of
          Investment securities - available for sale .......................................              2,822               5,363
        Purchases of investment securities - available for sale ............................             (8,126)            (15,648)
        Net (increase) decrease in interest bearing deposits ...............................               (554)                371
        Net increase in loans to customers .................................................            (28,233)            (21,767)
        Purchase of premises and equipment .................................................                (67)               (925)
                                                                                                       --------            --------
          Net cash (used) in investing activities ..........................................            (33,158)            (31,288)
                                                                                                       --------            --------
Cash flows from financing activities:
        Net increase in demand, savings, & time deposits ...................................             17,709              24,748
        Net increase  (decrease) in federal funds purchased and
          securities sold under agreements to repurchase ...................................              1,761                (582)
        Sale of common stock ...............................................................                  9                 171
        Common stock redemption ............................................................                  -                (630)
        Proceeds of FHLB advances ..........................................................              4,700               2,000
        Dividends ..........................................................................               (319)               (273)
                                                                                                       --------            --------
          Net cash provided by financing activities ........................................             23,860              25,434
                                                                                                       --------            --------

Net (decrease) in cash and due from other financial institutions ...........................             (7,633)             (4,152)

Cash and due from other financial institutions - beginning of period .......................             20,315              23,296
                                                                                                       --------            --------

Cash and due from other financial institutions - end of period .............................           $ 12,682            $ 19,144
                                                                                                       ========            ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS


Notes to Unaudited Consolidated Financial Statements
Summary of Significant Accounting Principles

         A summary of significant accounting policies and the audited financial statements for 1999 are included in Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

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

                                                                                 Before-Tax          Tax (Expense)       Net-of-Tax
                                                                                   Amount             or Benefit           Amount
                                                                                   ------             ----------           ------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period ..............           $(611,000)           $ 208,000           $(403,000)
                                                                                 ---------            ---------           ---------
Other comprehensive income, June 30, 1999 ............................           $(611,000)           $ 208,000           $(403,000)
                                                                                 =========            =========           =========

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period ..............           $(977,000)           $ 332,000           $(645,000)
                                                                                 ---------            ---------           ---------
Other comprehensive income, June 30, 2000 ............................           $(977,000)           $ 332,000           $(645,000)
                                                                                 =========            =========           =========

Stock Dividend

         On January 31, 2000 CBI effected a five-percent stock dividend. All shares outstanding and per share data amounts have been retroactively restated to reflect the dividend.

     COMMUNITY BANKSHARES, INC. - AVERAGE BALANCE SHEETS, YIELDS, AND RATES

                                                                        Six months ended June 30,
                                                                        -------------------------
                                                              2000                                    1999
                                                            Interest                                Interest
                                              Average       Income/      Yields/       Average       Income/     Yields/
    Assets                                    Balance       Expense      Rates         Balance      Expense       Rates
                                              -------       --------     ------        -------      --------      -----
                                                                   (Dollar amounts in thousands)

    Interest bearing deposits ............   $    985          $   28       5.69%     $  3,039        $   79        5.20%
    Investment securities taxable ........     46,367           1,476       6.37%       36,886         1,124        6.09%
    Investment securities--tax exempt ....        806              16       6.02%          663            13        5.94%
    Federal funds sold ...................      6,062             188       6.20%       12,416           297        4.78%
    Loans receivable .....................    170,429           7,763       9.11%      128,183         5,632        8.79%
                                             --------           -----       ----      --------        ------        ----

    Total interest earning assets ........    224,649           9,471       8.43%      181,187         7,145        7.89%

    Cash and due from banks ..............      8,298                                    8,051
    Allowance for loan losses ............     (2,084)                                  (1,571)
    Premises and equipment ...............      4,560                                    4,416
    Other assets .........................      3,085                                    2,082
                                             --------                                    -----

    Total assets .........................   $238,508                                 $194,165
                                             ========                                 ========


    Liabilities and Shareholders' Equity

    Interest bearing deposits
    Savings .............................    $ 31,364          $  610       3.89%     $ 28,242        $  455        3.22%
    Interest bearing transaction accounts      20,050             147       1.47%       16,476           127        1.54%
    Time deposits .......................     116,441           3,147       5.41%       88,765         2,249        5.07%
                                             --------          ------       ----      --------        ------        ----

    Total interest bearing deposits .....     167,855           3,904       4.65%      133,483         2,831        4.24%
    Short term borrowing ................       3,134              64       4.08%        4,906            75        3.06%
    FHLB advances .......................      18,311             526       5.75%       10,501           283        5.39%
                                             --------          ------       ----      --------        ------        ----
    Total interest bearing liabilities ..     189,300           4,494       4.75%      148,890         3,189        4.28%

    Noninterest bearing demand deposits .      27,353                                   24,765
    Other liabilities ...................       1,222                                    1,083
    Shareholders' equity ................      20,633                                   19,427
                                             --------                                 --------

    Total liabilities and shareholders'
       equity ...........................    $238,508                                 $194,165
                                             ========                                 ========

    Interest rate spread ...............                                    3.68%                                   3.60%

    Net interest income and net yield on earning assets        $4,977       4.43%                     $3,956        4.37%
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


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO JUNE 30, 1999

Net Income

         For the first half of 2000 CBI earned a consolidated profit of $1,477,000 compared to $972,000 for the first half of 1999, an increase of 52% or $505,000. Basic and diluted earnings per share were $.46 in the 2000 period compared to $.30 for the 1999 period.

         For the first half of 2000 Orangeburg National Bank reported a profit of $1,104,000 compared to $1,002,000 for the first half of 1999, an increase of 10.2% or $102,000.

         For the first half of 2000 Sumter National Bank reported a profit of $393,000 compared to $213,000 for the first half of 1999, an increase of 84.5% or $180,000. The Sumter bank began operations in June 1996.

         For the first half of 2000 Florence National Bank reported a net loss of $12,000 compared to net loss of $211,000 for the first half of 1999, an improvement of $199,000. The Florence bank began operations in July 1998 and the bank achieved marginal profitability during the second quarter of 2000.

         As noted above, consolidated net income for the six months ended June 30, 2000, increased from the prior year by 52% or $505,000. The major components of this increase are discussed below. Net interest income before provision for loan losses for the six months ended June 30, 2000 increased to $4,977,000 compared to $3,956,000 for the same period in 1999, an increase of 25.8% or $1,021,000. For the same period the provision for loan losses was $338,000 compared to $273,000 for the 1999 period, an increase of 23.8% or $65,000. Non-interest income for the 2000 period increased to $885,000 from $650,000 for the 1999 period, a 36.2% or $235,000 increase. Non-interest expense increased to $3,227,000 from $2,897,000, an 11.4% or $330,000 increase.

Profitability

         One of the best ways to review earnings is through the ROA (return on average assets) and the ROE (return on average equity). Return on assets is the income for the period divided by the average assets for the period, annualized. Return on equity is the income for the period divided by the average equity for the period, annualized. Based on operating results for the six months ended June 30, 2000 and 1999, the following table is presented.

                                    Period ended June 30,
                                   2000              1999
                                   ----              ----
                                  (dollars in thousands)
Average assets                  $238,508         $194,165
ROA                                1.24%            1.00%
Average equity                   $20,633          $19,427
ROE                               14.32%           10.01%
Net income                        $1,477             $972

The improvement in ROA and ROE is mostly related to increased volumes of earning assets at all three banks.

Net interest income

         Net interest income, the major component of CBI's income, is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. During the first six months of 2000 net interest income after provision for loan losses increased to $4,639,000 from $3,683,000, a 25.9% or $956,000 increase over the first six months of 1999. This improvement was the result of a $43 million increase in the volume of earning assets. The average yield on earning assets increased to 8.43% for the 2000 period from 7.89% for the 1999 period. This was primarily the result of an increase in the prime lending rate, which was 9.50% during June 2000 compared to 7.75% for the same month in 1999.

         For the first six months of 2000 the cost of funds averaged 4.75%, increased from 4.28% for the first six months of 1999. The increase in the yield on earning assets was partially offset by this increase in the cost of funds. The effect of these changes was a net interest spread (yield on earning assets less cost of interest bearing liabilities) of 3.68% for the first six months of 2000, increased from 3.60% during the first six months of 1999. CBI's net interest margin (net interest income divided by total earning assets) was 4.43% for the first six months of 2000 compared to 4.37% for the first six months of 1999.

Interest Income

         Elsewhere in this report is a table comparing the average balances, yields, and rates for the interest rate sensitive segments of the Corporation's balance sheets for the six months ended June 30, 2000 and 1999. A discussion of that table follows.

         Total interest income for the first six months of 2000 was $9,471,000 compared with $7,145,000 for the same period in 1999, a 32.6% or $2,326,000 increase. The yield on average earning assets for the 2000 period was 8.43%, increased from 7.89% for the 1999 period. Total average interest earning assets for the 2000 period were $224,649,000, up from $181,187,000 for the 1999 period, an increase of 24% or $43,462,000.

         The loan portfolio earned $7,763,000 for the first six months of 2000, up from $5,632,000 for the same period of 1999, a 37.8% or $2,131,000 increase. The yield increased to 9.11% for the 2000 period from 8.79% for the 1999 period. The average size of the loan portfolio was $170,429,000 for the 2000 period, up from $128,183,000 for the 1999 period, an increase of 33% or $42,246,000 primarily as the result of strong loan demand.

         The taxable investment portfolio earned $1,476,000 for the first six months in 2000, up from $1,124,000 for the same period in 1999, a 31.3% or $352,000 increase. The yield increased to 6.37% in the 2000 period from 6.09% in the 1999 period. The average size of the portfolio increased to $46,367,000 in the 2000 period from $36,886,000 in the 1999 period, an increase of 25.7% or $9,481,000.

         The tax-exempt investment portfolio earned $16,000 for the first six months in 2000, up from $13,000 for the same period in 1999, a 23.1% or $3,000 increase. The yield (on a taxable equivalent basis) on the portfolio was 6.02%, an increase from 5.94%. The average size of the portfolio increased to $806,000 for the 2000 period, up from $663,000 in the 1999 period, an increase of 21.6% or $143,000.

         Interest bearing deposits in other banks contributed $28,000 for the first six months of 2000 compared to $79,000 during the prior year, a decrease of 64.6% or $51,000. The yield on these deposits increased to 5.69% for the 2000 period from 5.20% in the 1999 period. CBI averaged $985,000 in interest bearing balances in the first six months of 2000 compared to $3,039,000 the first six months of the prior year, a decrease of 67.6% or $2,054,000. The decrease was related to increased loan demand in all three markets.

         Federal funds sold earned $188,000 the first six months of 2000 compared to $297,000 the prior year, a decrease of 36.7% or $109,000. Yields increased to 6.20% for the first six months in 2000 from 4.78% for the first six months in 1999. For the first six months of 2000, CBI decreased its average volume in federal funds sold to $6,062,000 from $12,416,000 for the first six months of 1999, a 51.2% or $6,354,000 decrease. This decline was mostly associated with strong loan demand in the three markets.

Interest Expense

         Interest expense increased for the first six months of 2000 to $4,494,000 from the prior year's $3,189,000, a 40.9% or $1,305,000 increase. The volume of interest bearing liabilities increased to $189,300,000 for the first six months in 2000 from $148,890,000 for the first six months of 1999, a 27.1% or $40,410,000 increase. The average rate paid for interest-bearing liabilities during the 2000 period was 4.75%, up from 4.28% for the 1999 period.

         The cost of savings accounts increased to $610,000 in the first six months in 2000 from $455,000 in the first six months of 1999, a 34.1% or $155,000 increase. Average savings deposit balances increased to $31,364,000 for the first six months in 2000 from $28,242,000 for the first six months of 1999, an increase of 11.1% or $3,122,000. The average rate paid on these funds increased to 3.89% from 3.22%.

         Interest bearing transaction accounts cost $147,000 for the first six months in 2000, an increase from the prior year's $127,000, up 15.7% or $20,000. The volume of these deposits increased to $20,050,000 for the first six months in 2000 from $16,476,000 for the first six months of 1999, a 21.7% or $3,574,000 increase. The average rate paid on these funds for the first six months in 2000 decreased to 1.47% from 1.54% for the first six months of 1999.

         Time deposits cost $3,147,000 for the first six months of 2000, up from $2,249,000 for the first six months of the prior year, an increase of 39.9% or $898,000. The volume increased to $116,441,000 for the first six months in 2000 from $88,765,000 for the first six months of 1999, a 31.2% or $27,676,000 increase. The average rate paid on these funds increased to 5.41% for the first six months in 2000 from 5.07% for the first six months in 1999.

         Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. This is a relatively small and volatile part of the balance sheet. It cost $64,000 for the first six months in 2000 compared to $75,000 for the first six months of 1999, down 14.7% or $11,000. The volume of these funds decreased to $3,134,000 in the first six months of 2000 from $4,906,000 in the first six months of 1999, a decrease of 36.1% or $1,772,000. The average rate paid on these funds increased to 4.08% from 3.06%.

         Borrowings from the Federal Home Loan Bank cost $526,000 for the first six months in 2000, an increase from $283,000 for the first six months in 1999, up 85.9% or $243,000. The advances averaged $18,311,000 during the 2000 period, compared to $10,501,000 for the prior year period, a 74.4% or $7,810,000 increase. All three banks are now borrowing from the FHLB. The advances are serving as an alternate funding source for continued strong loan demand. The average rate paid on these funds increased to 5.75% from 5.39%.


Non-Interest Income

         Non-interest income for the first six months of 2000 grew to $885,000 from $650,000 in the first six months of 1999, a 36.2% or $235,000 increase. This was mostly the result of increasing volumes of service charges associated with increased numbers of accounts.

Non-Interest Expense

         For the first six months of 2000 non-interest expenses increased to $3,227,000 from $2,897,000 for the first six months of 1999, an 11.4% or $330,000 increase. This increase is related to higher levels of business activity and included the following components:

         For the 2000 period, personnel costs were $1,892,000 compared to $1,683,000 for the 1999 period, an increase of 12.4% or $209,000;

         For the 2000 period, premises and equipment expense were $456,000 compared to $437,000 for the 1999 period, an increase of 4.3% or $19,000; and

         For the 2000 period, other costs were $879,000 compared to $777,000 for the 1999 period, an increase of 13.1% or $102,000.

Income Taxes

         CBI provided $820,000 for federal and state income taxes during the first six months of 2000 compared to $464,000 for the same period in 1999, a 76.7% or $356,000 increase. The average tax rate for the 2000 period was approximately 35.7% and for the 1999 period it was approximately 32.3%. The Corporation benefited in the 1999 period from the exercise of non-qualified stock options, which reduced the average tax rate.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999

Net Income

         For the quarter ended June 30, 2000, CBI earned a consolidated profit of $783,000, compared to $543,000 for the comparable period of 1999, an increase of 44.2% or $240,000. Basic earnings per share were $.25 in the 2000 period, compared to $.17 for the 1999 period. The changes in the items comprising net interest income, which are discussed below, resulted from essentially the same factors discussed above regarding the results of operation for the six months ended June 30, 2000.

Net interest income

         Net interest income before provision for loan losses for the quarter ended June 30, 2000, increased to $2,559,000 compared to $2,060,000 for the same period in 1999, an increase of 24.2% or $499,000. For the same period the provision for loan losses was $158,000 compared to $139,000 for the 1999 period, an increase of 13.7% or $19,000.

Interest Income

         Total  interest  income  for the  second  quarter  2000 was  $4,888,000 compared with $3,730,000 for the same period in 1999, a 31% or $1,158,000 increase.

         The loan portfolio earned $4,033,000 for the second quarter 2000, up from $2,940,000 for the same period of 1999, a 37.2% or $1,093,000 increase.

         The investment portfolio earned $757,000 for the second quarter 2000, up from $604,000 for the 1999 period, a 25.3% or $153,000 increase.

         Interest bearing deposits in other banks contributed $24,000 for the second quarter 2000, compared to $43,000 during the prior year, a decrease of 44.2% or $19,000.

         Federal funds sold earned $74,000 the second quarter of 2000 compared to $143,000 the prior year, a decrease of 48.3% or $69,000.

Interest expense

         Interest expense increased for the second quarter of 2000 to $2,329,000 from the prior year's $1,670,000, a 39.5% or $659,000 increase.

Non-interest income and expense

         Non-interest income for the 2000 period increased to $448,000 from $345,000 for the 1999 period, a 29.9% or $103,000 increase. Non-interest expense increased to $1,627,000 from $1,460,000, an 11.4% or $167,000 increase.

CHANGES IN FINANCIAL POSITION

Investment portfolio

         The investment portfolio is comprised of held to maturity securities and available for sale securities. CBI and its three banks usually purchase short-term issues (ten years or less) of U. S Treasury and U. S. Government agency securities for investment purposes. At June 30, 2000, the held to maturity portfolio totaled $12,370,000 compared to $13,369,000 at December 31, 1999, a decrease of 7.5% or $999,000. At June 30, 2000, the available for sale portfolio totaled $35,740,000 compared to $30,566,000 at December 31, 1999, an increase of 16.9% or $5,174,000. The following chart summarizes the investment portfolios at June 30, 2000, and December 31, 1999.

                                                                    June 30, 2000
                                              Held to maturity                      Available for sale
                                        Amortized cost     Fair value        Amortized cost       Fair value
                                        --------------     ----------        --------------       ----------
                                                               (dollars in thousands)
U. S. Government and federal ......          $12,370          $11,817               $33,961          $32,984
     agencies
Tax exempt securities .............                -                -                   819              804
Other equity securities ...........                -                -                 1,952            1,952
                                             -------          -------               -------          -------
Total .............................          $12,370          $11,817               $36,732          $35,740
                                             =======          =======               =======          =======

Unrealized (loss) .................          $  (553)                               $  (992)
                                             =======                                =======


                                                                  December 31, 1999
                                              Held to maturity                      Available for sale
                                        Amortized cost     Fair value        Amortized cost       Fair value
                                        --------------     ----------        --------------       ----------
                                                               (dollars in thousands)
U. S. Government and federal ......          $13,369          $12,919               $28,931          $28,151
     agencies
Tax exempt securities .............                -                -                   825              814
Other equity securities ...........                -                -                 1,601            1,601
                                             -------          -------               -------          -------
Total .............................          $13,369          $12,919               $31,357          $30,566
                                             =======          =======               =======          =======

Unrealized (loss) .................          $  (450)                               $  (791)
                                             =======                                =======


Loan portfolio

         The loan portfolio is primarily consumer and small business oriented. At June 30, 2000 the loan portfolio was $185,198,000, compared to $157,089,000 at December 31, 1999, a 17.9% or $28,109,000 increase. The following chart summarizes the loan portfolio at June 30, 2000 and December 31, 1999.

                                        Jun. 30, 2000       Dec. 31, 1999
                                        -------------       -------------
                                             (dollars in thousands)
Real estate                               $109,807            $93,836
Commercial                                  47,060             40,220
Loans to individuals                        28,331             23,033
                                            ------             ------
Total                                     $185,198           $157,089
                                          ========           ========

Past Due and Non-Performing Assets and the Allowance for Loan Losses

         CBI closely monitors past due loans and loans that are in non-accrual status and other real estate owned. Below is a summary of past due and non-performing assets at June 30, 2000 and December 31, 1999.

                                              Jun. 30, 2000        Dec. 31, 1999
                                              -------------        -------------
                                                     (dollars in thousands)
Past due 90 days + accruing loans                   $205                $ -
Non-accrual loans                                   $359                $90
Impaired loans (included in nonaccrual)             $359                $90
Other real estate owned                             $124                $ -

         Management considers the past due and non-accrual amounts at June 30, 2000 to be reasonable in relation to the size of the portfolio and manageable in the normal course of business. The increase in non-accrual assets is associated with a small number of loans and is not indicative, in the opinion of management, of any trend.

         CBI had no restructured loans during any of the above listed periods.

         Each subsidiary bank maintains its own allowance for loan losses, which is available to absorb losses inherent in the loan portfolio of that bank but not the other banks. The aggregate allowance for loan losses of the banks and the aggregate activity with respect to those allowances are summarized below:

                                                                      Six months ended         Year ended         Six months ended
                                                                        June 30, 2000         Dec. 31, 1999        June 30, 1999
                                                                        -------------         -------------        -------------
Allowance at beginning of period ....................................       $ 1,936              $ 1,459             $ 1,459
Provision expense ...................................................           338                  612                 273
Net charge offs .....................................................          (124)                (135)                (37)
                                                                            -------              -------             -------
Allowance at end of period ..........................................       $ 2,150              $ 1,936             $ 1,695
                                                                            =======              =======             =======
Allowance as a percent of outstanding loans .........................          1.16%                1.24%               1.21%

         In reviewing the adequacy of the allowance for loan losses at the end of each period, management of each bank considers historical loan loss experience, current economic conditions, loans outstanding, trends in non-performing and delinquent loans, and the quality of collateral securing problem loans. After charging off all known losses, management of each bank considers the allowance adequate to provide for estimated future losses inherent in the loan portfolio at June 30, 2000.

Deposits

         Deposits were $202,073,000 at June 30, 2000 compared to $184,364,000 at
December 31, 1999, an increase of 9.6% or $17,709,000.

         Time deposits greater than $100,000 were $40,651,000 at June 30, 2000 compared to $36,163,000 at December 31, 1999, an increase of 12.4% or $4,488,000.

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

         CBI and its banks maintain an available for sale and a held to maturity investment portfolio. While all these investment securities are purchased with the intent to be held to maturity, such securities are marketable and occasional sales may occur prior to maturity as part of the process of asset/liability and liquidity management. Such sales will generally be from the available for sale portfolio. Management deliberately maintains a short-term maturity schedule for its investments so that there is a continuing stream of maturing investments. CBI intends to maintain a short-term investment portfolio in order to continue to be able to supply liquidity to its loan portfolio and for customer withdrawals.

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

         CBI through its banking subsidiaries has a demonstrated ability to attract deposits from its markets. Deposits have grown from $30 million in 1989 to over $202 million in 2000. This base of deposits is the major source of operating liquidity.

         CBI's long term liquidity needs are expected to be primarily affected by the maturing of long-term certificates of deposit. At June 30, 2000 CBI had approximately $24.3 million and $10.2 million in certificates of deposit and other interest bearing liabilities maturing in one to five years and over five years, respectively. CBI's assets maturing or repricing in the same periods were $138.5 million and $47.7 million, respectively. CBI expects to be able to manage its current balance sheet structure without experiencing any material liquidity problems.

         In the opinion of management, CBI's current and projected liquidity position is adequate.

Capital resources

         As summarized in the table below, CBI maintains a strong capital position.

                                                June 30, 2000      Dec. 31, 1999
                                                -------------      -------------
Tier 1 capital to average total assets .......    8.89%                 9.40%
Tier 1 capital to risk weighted assets .......   11.85%                13.00%
Total capital to risk weighted assets ........   13.01%                14.20%

         The decline in the capital ratios is related to balance sheet growth during the period. Banks are required to maintain a minimum total risk weighted capital ratio of at least 8%, and CBI currently has 13.01%. In the opinion of management, the Corporation's current and projected capital positions are adequate.

Dividends

         CBI declared and paid a quarterly cash dividend of five cents per share during the first and second quarters of 2000. The total cost of these dividends was $319,000. In previous years the Corporation paid dividends on a semi-annual basis. CBI also declared and paid a five percent stock dividend during the first quarter of 2000.

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

         The Corporation's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Corporation's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a quarterly basis in order to obtain the most accurate projection possible. The projection presents information over a twelve-month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 100 and 200 basis points. According to the model as of June 30, 2000 the Corporation is positioned so that net interest income will increase $135,000 and net income will increase $84,000 in the next twelve months if interest rates rise 200 basis points. Conversely, net interest income will decline $135,000 and net income will decline $84,000 in the next twelve months if interest rates decline 200 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Corporation could undertake in response to changes in interest rates.

         As of June 30, 2000 there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 1999. The foregoing disclosures related to the market risk of the Corporation should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 1999 Annual Report on Form 10-K.

Part II--Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

CBI had an Annual Meeting of Shareholders on April 25, 2000

The following persons were elected to the Board:

Three year term: E. J. Ayers, Jr., Alvis J. Bynum, J. Otto Warren, Jr. and Jesse
A. Nance.

The other item approved was the ratification of J. W. Hunt and Co., Certified Public Accountants, as outside auditors for CBI for the year ended December 31, 2000.

The vote tally was as follows:

                                                     Total number                        Voting
                                                      of shares                      against or to                       Present at
                                                     eligible to                        withhold         Voting to      meeting and
                                                         vote          Voting for      authority         abstain         not voting
                                                         ----          ----------      ---------         -------         ----------
Election of directors
     E. J. Ayers, Jr ..........................        3,190,977        2,364,189            0               0                0
     Alvis J. Bynum ...........................        3,190,977        2,364,189            0               0                0
     J. Otto Warren, Jr .......................        3,190,977        2,357,639        6,550               0                0
     Jesse A. Nance ...........................        3,190,977        2,364,189            0               0                0

Ratification of J. W. Hunt ....................        3,190,977        2,339,460        1,050          23,679                0

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

DATED: August 11,  2000

COMMUNITY BANKSHARES, INC.

By:  s/  E. J. Ayers, Jr.
    ----------------------
         E. J. Ayers, Jr.,
         Chief Executive Officer

By:  s/  William W. Traynham
     ------------------------
         William W. Traynham
         President and Chief Financial Officer
         (Principal Accounting Officer)