Form 10-Q
period 2000-09-30
COMMUNITY BANKSHARES INC /SC/
filed 2000-11-13
CIK 894508

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended Sept.30, 2000              File number: 000-22054



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


                                 (803) 535-1060
                         (Registrant's telephone number)



         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 3,193,845 shares of common stock outstanding as of October 25, 2000.

                             10-Q TABLE OF CONTENTS

                     Part I-Financial Statements                            Page
Item 1    Financial Statements ............................................   3
Item 2    Management's Discussion and Analysis of Financial Condition .....   9
          and Results of Operations
Item 3    Quantitative and Qualitative Disclosures about Market Risk ......  17


                      Part II-Other Information
Item 6    Exhibits and Reports on Form 8-K ................................  18

            COMMUNITY BANKSHARES, INC. - CONSOLIDATED BALANCE SHEETS
                             $ amounts in thousands

                                                                                                    UNAUDITED
                                                                                                     Sept. 30,        December 31,
         ASSETS                                                                                        2000                1999
                                                                                                       ----                ----
Cash and due from other financial institutions:
     Non-interest bearing ............................................................             $  11,959              $  12,275
     Federal funds sold ..............................................................                 6,328                  8,040
                                                                                                   ---------              ---------
         Total cash and cash equivalents .............................................                18,287                 20,315
Interest bearing deposits in other banks .............................................                 1,569                    788
Investment securities:
     Securities held to maturity .....................................................                12,371                 13,369
     Securities available for sale ...................................................                35,577                 30,566

Loans ................................................................................               186,407                157,358
     Less, allowance for loan losses .................................................                (2,270)                (1,936)
                                                                                                   ---------              ---------
         Net loans ...................................................................               184,137                155,422

Premises and equipment ...............................................................                 4,471                  4,619
Accrued interest  receivable .........................................................                 2,243                  1,700
Deferred income taxes ................................................................                   898                    858
Other assets .........................................................................                   291                    393
                                                                                                   ---------              ---------

         Total assets ................................................................             $ 259,844              $ 228,030
                                                                                                   =========              =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Non-interest bearing ............................................................             $  29,566              $  26,878
     Interest bearing ................................................................               181,725                157,486
                                                                                                   ---------              ---------
         Total deposits ..............................................................               211,291                184,364
Federal funds purchased and securities
     sold under agreements to repurchase .............................................                 5,757                  2,782
Federal Home Loan Bank advances ......................................................                19,050                 19,420
Other liabilities ....................................................................                 1,514                  1,219
                                                                                                   ---------              ---------
         Total liabilities ...........................................................               237,612                207,785
                                                                                                   ---------              ---------

Shareholders' equity:
     Common stock
         No par, authorized shares 12,000,000, issued and
         outstanding 3,193,845 in 2000 and 3,191,462 in 1999 .........................                15,925                 14,207
     Retained earnings ...............................................................                 6,730                  6,549
     Accumulated other comprehensive (loss) ..........................................                  (423)                  (511)
                                                                                                   ---------              ---------
         Total shareholders' equity ..................................................                22,232                 20,245
                                                                                                   ---------              ---------

         Total liabilities and shareholders' equity ..................................             $ 259,844              $ 228,030
                                                                                                   =========              =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

             COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
        for the nine months ended September 30, 2000 and 1999 (Unaudited)

                                                                                                        Accumulated
                                                                     Common Stock                          Other          Total
                                                                      ------------           Retained   Comprehensive  Shareholders'
                                                                   Shares        Amount      Earnings   Income (Loss)     Equity
                                                                   ------        ------      --------   -------------     ------
                                                                                    (dollar amounts in thousands)
Balances at Dec. 31, 1998 ....................................   3,047,686     $   14,648     $    4,975     $  36       $   19,659
Comprehensive income:
     Net income ..............................................                                     1,586                      1,586
     Other comprehensive income (loss) net of tax:
     Unrealized gain (loss) on securities ....................                                                (526)            (526)
Issuance of common stock .....................................      38,715            187                                       187
Redemption of common stock ...................................     (47,100)          (630)                                     (630)
Dividends paid ...............................................           -              -           (607)        -             (607)
                                                                ----------     ----------     ----------     -----       ----------
Balances at September 30, 1999 ...............................   3,039,301     $   14,205     $    5,954     $(490)      $   19,669
                                                                ==========     ==========     ==========     =====       ==========

Balances at Dec. 31, 1999 ....................................   3,191,462     $   14,207     $    6,549     $(511)      $   20,245
Comprehensive income:
     Net income ..............................................                                     2,342                      2,342
     Other comprehensive income (loss) net of tax:
     Unrealized gain (loss) on securities ....................                                                  88               88
Cash-in-lieu of shares in connection .........................        (137)
     with Jan. 31, 2000 stock dividend
Market value of shares issued in five ........................           -          1,708         (1,708)                         -
     percent stock dividend
Shares issued under option agreement .........................       2,520             20                                        19
Costs of stock dividend ......................................                        (10)                                      (10)
Dividends paid ...............................................           -              -           (453)        -             (452)
                                                                ----------     ----------     ----------     -----       ----------
Balances at Sept. 30, 2000 ...................................   3,193,845     $   15,925     $    6,730     $(423)      $   22,232
                                                                ==========     ==========     ==========     =====       ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

         COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF INCOME

                                                                           Nine months ended Sept. 30,  Three months ended Sept. 30,
                                                                               2000            1999          2000           1999
                                                                            UNAUDITED       UNAUDITED     UNAUDITED       UNAUDITED
                                                                            ---------       ---------     ---------       ---------
Interest and dividend income:                                                               $ amounts in thousands
    Interest and fees on loans .....................................       $  12,184        $  8,886       $   4,421       $   3,254
    Deposits with other financial institutions .....................              53              90              25              11
    Investment securities:
      Interest - U. S. Treasury and
        U. S. Government Agencies ..................................           2,159           1,727             727             646
      Dividends ....................................................              96              80              36              24
                                                                           ---------        ---------      ---------       ---------
         Total investment securities ...............................           2,255           1,807             763             670
    Federal funds sold and securities
      purchased under agreements to resell .........................             252             454              64             157
                                                                           ---------        ---------      ---------       ---------
         Total interest and dividend income ........................          14,744          11,237           5,273           4,092
                                                                           ---------        ---------      ---------       ---------

Interest expense:
    Deposits:
      Certificates of deposit of $100,000 or more ..................           1,666           1,069             593             406
      Other ........................................................           4,473           3,369           1,642           1,201
                                                                           ---------        ---------      ---------       ---------
         Total deposits ............................................           6,139           4,438           2,235           1,607
    Federal funds purchased and securities
      sold under agreements to repurchase ..........................             117             137              53              62
    Federal Home Loan Bank advances ................................             863             441             337             158
                                                                           ---------        ---------      ---------       ---------
         Total interest expense ....................................           7,119           5,016           2,625           1,827
                                                                           ---------        ---------      ---------       ---------
Net interest income ................................................           7,625           6,221           2,648           2,265
Provision for loan losses ..........................................             490             439             152             166
                                                                           ---------        ---------      ---------       ---------
Net interest income after provision for loan losses ................           7,135           5,782           2,496           2,099
                                                                           ---------        ---------      ---------       ---------

Non-interest income:
    Service charges on deposit accounts ............................           1,059             723             363             268
    Other ..........................................................             290             271             101              76
                                                                           ---------        ---------      ---------       ---------
         Total non-interest income .................................           1,349             994             464             344
                                                                           ---------        ---------      ---------       ---------
Non-interest expense:
    Salaries and employee benefits .................................           2,831           2,569             939             886
    Premises and equipment .........................................             690             670             234             233
    Other ..........................................................           1,331           1,188             452             411
                                                                           ---------        ---------      ---------       ---------
         Total non-interest expense ................................           4,852           4,427           1,625           1,530
                                                                           ---------        ---------      ---------       ---------
Net income before taxes ............................................           3,632           2,349           1,335             913
Provision for income taxes .........................................           1,290             763             470             299
                                                                           ---------        ---------      ---------       ---------
         Net income ................................................       $   2,342        $  1,586       $     865       $     614
                                                                           =========        =========      =========       =========
Basic earnings per common share:*
    Weighted average shares outstanding ............................       3,195,245        3,189,288      3,194,965       3,189,288
    Net income per common share ....................................           $0.73            $0.50          $0.27           $0.19
    Diluted earnings per common share*:
    Weighted average shares outstanding ............................       3,216,733        3,216,194      3,216,470       3,216,194
    Net income per common share ....................................           $0.73            $0.49          $0.27           $0.19

*Per share information has been retroactively adjusted to reflect a 5% stock dividend paid on Jan. 31, 2000.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

        COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                                                     Nine months ended Sept. 30,
                                                                                                     2000                   1999
                                                                                                   UNAUDITED             UNAUDITED
                                                                                                   ---------             ---------
                                                                                                    (dollar amounts in thousands)
Cash flows from operating activities:
Net income ...........................................................................              $  2,342               $  1,586
Adjustments to reconcile net income
  to net cash used in operating
  activities:
    Depreciation .....................................................................                   360                    350
    Provision for loan losses ........................................................                   490                    439
    Accretion of discounts and
      amortization of premiums -
      investment securities - net ....................................................                    (7)                   (14)
Changes in assets and liabilities:
    Proceeds of sale of loans held for resale ........................................                 4,861                  8,446
    Origination of loans held for resale .............................................                (4,861)                (7,992)
    (Increase) in interest receivable ................................................                  (543)                  (471)
    (Increase) decrease in other assets ..............................................                    62                    (11)
    (Decrease) increase in other liabilities .........................................                   295                   (105)
                                                                                                    --------               --------
    Net cash provided by operating activities ........................................                 2,999                  2,228
                                                                                                    --------               --------

Cash flows from investing activities:
    Net decrease (increase) in interest bearing deposits .............................                  (781)                 1,482
    Proceeds from maturities of
      Investment securities - held to maturity .......................................                 1,500                  5,919
    Purchases of investment securities - held to maturity ............................                  (501)                (4,101)
    Proceeds from maturities of
      Investment securities - available for sale .....................................                 3,551                  6,636
    Purchases of investment securities - available for sale ..........................                (8,468)               (19,046)
    Net (increase) in loans to customers .............................................               (29,205)               (33,752)
    Purchase of premises and equipment ...............................................                  (212)                (1,144)
                                                                                                    --------               --------
      Net cash (used) in investing activities ........................................               (34,116)               (44,006)
                                                                                                    --------               --------

Cash flows from financing activities:
    Net increase in demand, savings, and time deposits ...............................                26,927                 29,928
    Net increase in federal funds purchased and
      securities sold under agreements to repurchase .................................                 2,975                    351
    Increase (decrease) in Federal Home Loan Bank advances ...........................                  (370)                 1,930
    Sale of common stock .............................................................                    10                    187
    Redemption of common stock .......................................................                     -                   (630)
    Dividends paid in cash ...........................................................                  (453)                  (607)
                                                                                                    --------               --------
      Net cash provided by financing activities ......................................                29,089                 31,159
                                                                                                    --------               --------

Net (decrease) in cash and due from other
    financial institutions ...........................................................                (2,028)               (10,619)

Cash and cash equivalents - beginning of period ......................................                20,315                 23,296
                                                                                                    --------               --------

Cash and cash equivalents - end of period ............................................              $ 18,287               $ 12,677
                                                                                                    ========               ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

Notes to Unaudited Consolidated Financial Statements

Summary of Significant Accounting Policies

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

Changes in Comprehensive Income Components

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Disclosure as required by the Statement is as follows:

                                                                                Before-Tax               Tax              Net-of-Tax
                                                                                  Amount               Benefit             Amount
                                                                                  ------               -------             ------

Unrealized (losses) on securities:
Unrealized holding (losses) arising during period ....................           $(742,000)           $ 252,000           $(490,000)
                                                                                 ---------            ---------           ---------
Other comprehensive income, September 30, 1999 .......................           $(742,000)           $ 252,000           $(490,000)
                                                                                 =========            =========           =========

Unrealized (losses) on securities:
Unrealized holding (losses) arising during period ....................           $(640,000)           $ 217,000           $(423,000)
                                                                                 ---------            ---------           ---------
Other comprehensive income, September 30, 2000 .......................           $(640,000)           $ 217,000           $(423,000)
                                                                                 =========            =========           =========

Stock Dividend

         On January 31, 2000 CBI effected a five-percent stock dividend. All outstanding shares and per share data amounts have been retroactively restated to reflect the dividend.

Recently issued accounting standards

         In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." All derivatives are to be measured at fair value and recognized in the balance sheet as assets and liabilities. The statement's effective date was delayed and is effective for fiscal years and quarters beginning after June 15, 2000. Because the Company does not use derivative instruments or transactions at this time, management does not expect that this standard will have a significant effect on the financial statements of the Company.

      COMMUNITY BANKSHARES, INC. - AVERAGE BALANCE SHEETS, YIELDS AND RATES


    Nine months ended September 30,                             2000                                     1999
                                                 -----------------------------------       ----------------------------------
    (unaudited)                                               Interest                                  Interest
                                                 Average       Income/       Yields/       Average       Income/      Yields/
Assets                                           Balance      Expense        Rates         Balance      Expense       Rates
                                                 -------      --------       ------        -------      --------      -----
                                                                        (Dollar amounts in thousands)
    Interest bearing deposits ..............     $  1,159     $    53         6.10%       $  2,285     $    90         5.25%
    Investment securities taxable ..........       46,646       2,230         6.37%         38,775       1,785         6.14%
    Investment securities--tax exempt (1) ..          806          25         6.27%            749          22         5.93%
    Federal funds sold .....................        5,324         252         6.31%         12,225         454         4.95%
    Loans receivable .......................      175,774      12,184         9.24%        134,149       8,886         8.83%
                                                 --------     -------         ----        --------     -------         ----

    Total interest earning assets ..........      229,709      14,744         8.56%        188,183      11,237         7.96%

    Cash and due from banks ................        8,365                                    8,187
    Allowance for loan losses ..............       (2,130)                                  (1,632)
    Premises and equipment .................        4,582                                    4,510
    Other assets ...........................        3,171                                    2,174
                                                 --------                                 --------

Total assets ...............................     $243,697                                 $201,422
                                                 ========                                 ========


Liabilities and Shareholders' Equity

    Interest bearing deposits
    Savings ................................     $ 32,650     $   955         3.90%       $ 28,804     $   706         3.27%
    Interest bearing transaction accounts ..       20,519         241         1.57%         16,946         196         1.54%
    Time deposits ..........................      117,735       4,943         5.60%         93,186       3,536         5.06%
                                                 --------     -------         ----        --------     -------         ----

    Total interest bearing deposits ........      170,904       6,139         4.79%        138,936       4,438         4.26%
    Short term borrowing ...................        3,553         117         4.39%          5,572         137         3.28%
    FHLB advances ..........................       19,342         863         5.95%         10,949         441         5.37%
                                                 --------     -------         ----        --------     -------         ----
    Total interest bearing liabilities .....      193,799       7,119         4.90%        155,457       5,016         4.30%

    Noninterest bearing demand deposits ....       27,568                                   25,457
    Other liabilities ......................        1,283                                    1,025
    Shareholders' equity ...................       21,047                                   19,483
                                                 --------                                 --------

Total liabilities and shareholders' equity .     $243,697                                 $201,422
                                                 ========                                 ========


    Interest rate spread ...................                                  3.66%                                    3.66%

    Net interest income and net yield on earning assets       $ 7,625         4.43%                    $ 6,221         4.41%
                                                               ======         ====                     =======         ====

(1) Yield is shown on a fully taxable equivalent basis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Quantitative and Qualitative Disclosures about Market Risk which are not historical in nature are intended to be, and are hereby identified as `forward looking statements' for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Community Bankshares, Inc. ("CBI") cautions readers that forward looking statements, including without limitation, those relating to CBI's future business prospects, revenues, working capital, liquidity, capital needs, interest costs and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in CBI's reports filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Net Income

         For the nine months ended September 30, 2000 (the "2000 period") CBI earned a consolidated profit of $2,342,000 compared to $1,586,000 for the comparable period of 1999, an increase of 47.7% or $756,000. Basic earnings per share were $.73 in the 2000 period compared to $.50 for the 1999 period.

         Orangeburg National Bank reported net income of $1,687,000 for the 2000 period. This compares to $1,547,000 for the same period in 1999, an increase of $140,000 or 9%. At September 30, 2000 the Orangeburg bank had $100 million in loans, $147 million in assets, and $123 million in deposits.

         Sumter National Bank reported net income of $634,000 for the 2000 period. This compares to $377,000 for the same period in 1999, an increase of $257,000 or 68.2%. At September 30, 2000 the Sumter bank had $60 million in loans, $73 million in assets, and $55 million in deposits. The Sumter bank began operation in June 1996.

         Florence National Bank reported net income of $39,000 for the 2000 period. This compares to a net after tax loss of $283,000 for the same period in 1999, for an improvement of $322,000. At September 30, 2000 the Florence bank had $27 million in loans, $39 million in assets, and $34 million in deposits. The Florence bank began operation in July 1998.

         As noted above, consolidated net income for the 2000 period increased from the prior year by 47.7% or $756,000. The major components of this increase are discussed below. Net interest income before provision for loan losses for the 2000 period increased to $7,625,000, compared to $6,221,000 for the same period in 1999, an increase of 22.6% or $1,404,000. For the 2000 period the provision for loan losses was $490,000 compared to $439,000 for the 1999 period, an increase of 11.6% or $51,000. Non-interest income for the 2000 period increased to $1,349,000 from $994,000 for the 1999 period, a 35.7% or $355,000 increase. Non-interest expense increased to $4,852,000 from $4,427,000, a 9.6% or $425,000 increase.

Profitability

         One of the best ways to review earnings is through the ROA (return on average assets) and the ROE (return on average equity). Return on assets is the income for the period divided by the average assets for the period, annualized. Return on equity is the income for the period divided by the average equity for the period, annualized. Based on operating results for the 2000 and 1999 periods, the following table is presented.

                                  Nine months ended Sept. 30,
                                     2000             1999
                                     ----             ----
                                    (dollars in thousands)
Average assets ...............   $  243,697       $  201,422
ROA ..........................         1.28%            1.05%
Average equity ...............   $   21,047       $   19,483
ROE ..........................        14.84%           10.85%
Net income ...................    $   2,342       $    1,586


Net interest income

         Net interest income, the major component of CBI's income, is the amount by which interest and fees on interest earning assets exceed the interest paid on interest bearing deposits and other interest bearing funds. During the 2000 period net interest income after provision for loan losses increased to $7,135,000 from $5,782,000, a 23.4% or $1,353,000 increase over the comparable
1999 period. This improvement was primarily the result of an increase in the volume of earning assets at all three banks.

Interest Income

         Elsewhere in this report is a table comparing the average balances, yields, and rates for the interest rate sensitive segments of the company's balance sheet for the nine-month periods ended September 30, 2000 and 1999. A discussion of that table follows.

         Total interest income for the 2000 period was $14,745,000 compared with $11,237,000 for the same period in 1999, a 31.2% or $3,508,000 increase. The yield on earning assets for the 2000 period was 8.56%, up from 7.96% for the 1999 period. Total average interest earning assets for the 2000 period were $229,709,000, up from $188,183,000 for the same period in 1999, an increase of 22.1% or $41,526,000.

         The loan portfolio earned $12,184,000 for the 2000 period, up from $8,886,000 for the same period of 1999, a 37.1% or $3,298,000 increase. The 2000 yield increased to 9.24% from 8.83% for the 1999 period. The increase in yield followed the increase in the prime lending rate, which rose to 9.50% in May 2000 from 8.00% in July 1999. The average size of the loan portfolio was $175,774,000 for the 2000 period, up from $134,149,000 for the same period of 1999, an increase of 31% or $41,625,000.

         The taxable investment portfolio earned $2,230,000 for the 2000 period up from $1,785,000 for the 1999 period, a 24.9% or $445,000 increase. The yield increased to 6.37% in the 2000 period from 6.14% in the 1999 period. The average size of the portfolio increased to $46,646,000 in the 2000 period from $38,775,000 in the 1999 period, an increase of 20.3% or $7,871,000.

         The tax exempt investment portfolio continues to be a relatively small part of the portfolio. It earned $25,000 for the 2000 period compared to $22,000 for the 1999 period, an increase of 13.6% or $3,000. The yield on the portfolio was 6.27% (on a fully taxable equivalent basis), increased from the prior year's 5.93%. The average size of the portfolio increased to $806,000 for the 2000 period from $749,000 in the 1999 period, an increase of 33.5% or $57,000.

         Interest bearing deposits in other banks contributed $53,000 for the 2000 period compared to $90,000 during 1999, a decrease of 41.1% or $37,000. The yield on these deposits increased to 6.10% from 5.25%. CBI averaged $1,159,000 in interest bearing balances in the 2000 period compared to $2,285,000 in the 1999 period, a decrease of 49.3% or $1,126,000.

         Federal funds sold earned $252,000 for the 2000 period compared to $454,000 the prior year, a decrease of 44.5% or $202,000. Yields increased to 6.55% from 4.95%. For the 2000 period CBI decreased its average volume in federal funds sold to $5,130,000 from $12,225,000 for the 1999 period, a 58% or $7,095,000 decrease. This decline was directly related to the strong loan demand in each of the three banks' markets.

Interest expense

         Interest expense increased for the 2000 period to $7,119,000 from $5,016,000 for the 1999 period, a 41.9% or $2,103,000 increase. The volume of interest bearing liabilities increased to $193,799,000 for the 2000 period from $155,457,000 for the 1999 period, a 24.7% or $38,342,000 increase. The average rate CBI paid for interest bearing liabilities during the 2000 period was 4.90%, up from 4.30% for the 1999 period.

         The cost of savings accounts increased to $955,000 for the 2000 period from $706,000 in the 1999 period, a 35.3% or $249,000 increase. Average savings deposit balances increased to $32,650,000 for the 2000 period from $28,804,000 for the 1999 period, an increase of 13.4% or $3,846,000. The average rate paid on these funds increased to 3.90% from 3.27%.

         Interest bearing transaction accounts increased to $241,000 for the 2000 period from $196,000 for the 1999 period, a 23% or $45,000 increase. The volume of these deposits increased to $20,519,000 for the 2000 period from $16,946,000 for the 1999 period, a 21.1% or $3,573,000 increase. The average rate paid on these funds increased to 1.57% from 1.54%.

         Time deposits cost $4,943,000 for the 2000 period up from $3,536,000 in the 1999 period, an increase of 39.8% or $1,407,000. The volume increased to $117,735,000 for the 2000 period from $93,186,000 for the 1999 period, a 26.3%
or $24,549,000 increase. The average rate paid on these funds increased to 5.60% for the 2000 period from 5.06% for the 1999 period.

         Short-term borrowing consists of federal funds purchased and securities sold under agreements to repurchase. It cost $117,000 for the 2000 period, down from $137,000 for the 1999 period, a 14.6% or $20,000 decrease. The volume of these funds decreased to $3,553,000 in the 2000 period from $5,572,000 in the 1999 period, a decline of 36.2% or $2,019,000. The average rate paid on these funds increased to 4.39% from 3.28%.

         Borrowings from the Federal Home Loan Bank cost $863,000 for the 2000 period compared to $441,000 for the 1999 period, a 95.7% or $422,000 increase. The advances averaged $19,342,000 during the 2000 period compared to $10,949,000 for the prior year period, a 76.7% or $8,393,000 increase. The average rate paid on these funds increased to 5.95% from 5.37%. The banks all increased their borrowings from the FHLB as an alternative funding source over higher cost consumer deposits.

Non-Interest Income

         Non-interest income for the 2000 period grew to $1,349,000 from $994,000 in the 1999 period, a 35.7% or $355,0000 increase. This increase was mostly generated by substantial increases in service charge fee income at the Florence bank resulting from increased volumes of accounts.

Non-Interest Expense

         For the 2000 period non-interest expenses increased to $4,852,000 from $4,427,000 for the 1999 period, a 9.6% or $425,000 increase.

         Personnel costs were $2,831,000 for the 2000 period compared to $2,569,000 for the 1999 period, a 10.2% or $262,000 increase.

         Premises and equipment expense for the 2000 period were $690,000 compared to $670,000 for the 1999 period, an increase of 3% or $20,000.

         Other costs were $1,331,000 for the 2000 period compared to $1,188,000 for the 1999 period, an increase of 12% or $143,000.

Income Taxes

         CBI provided $1,290,000 for federal and state income taxes during the 2000 period compared to $763,000 for the same period in 1999, a 69.1% or $527,000 increase. The average tax rate for the 2000 period was approximately 35.5% and for the 1999 period it was approximately 32.4%. The Corporation benefited in the 1999 period from the exercise of non-qualified stock options, which reduced the average tax rate.



RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999

Net Income

         For the quarter ended September 30, 2000 (the "2000 quarter"), CBI earned a consolidated profit of $865,000 compared to $614,000 for the comparable period of 1999, an increase of 40.9% or $251,000. Basic earnings per share were $.27 in the 2000 period compared to $.19 for the 1999 period.

         The other changes in the items comprising net interest income, which are discussed below resulted from essentially the same factors discussed above regarding the results of operations for the nine months ended September 30, 2000.



Net interest income

         Net interest income before provision for loan losses for the 2000 quarter increased to $2,648,000, compared to $2,265,000 for the 1999 quarter, an increase of 16.9% or $383,000. For the 2000 quarter the provision for loan losses was $152,000 compared to $166,000 for the 1999 quarter, a decrease of 8.4% or $14,000.

Interest Income

         Total  interest  income  for the  third  quarter  2000  was  $5,273,000 compared with $4,092,000 for the same period in 1999, a 28.9% or $1,181,000 increase.

         The loan portfolio earned $4,421,000 for the third quarter in 2000, up from $3,254,000 for the same period of 1999, a 35.9% or $1,167,000 increase.

         The investment portfolio earned $763,000 for the third quarter in 2000, up from $670,000 for the 1999 period, a 13.9% or $93,000 increase.

         Interest bearing deposits in other banks contributed $25,000 for the third quarter 2000, compared to $11,000 during the prior year, an increase of 127% or $14,000.

         Federal funds sold earned $64,000 the third quarter of 2000 compared to $157,000 the prior year, a decrease of 59.2% or $93,000.


Interest expense

         Interest expense increased for the third quarter of 2000 to $2,625,000 from the prior year's $1,827,000, a 43.7% or $798,000 increase.

Non-interest income and expense

         Non-interest income for the 2000 quarter increased to $464,000 from $344,000 for the 1999-quarter, a 34.9% or $120,000 increase. Non-interest expense increased to $1,625,000 from $1,530,000, a 6.2% or $95,000 increase.

CHANGES IN FINANCIAL POSITION

Investment portfolio

         The investment portfolio is comprised of a held-to-maturity and an available-for-sale portion. CBI and its three banks usually purchase short-term issues of U. S. Treasury and U. S. Government agency securities for investment purposes. At September 30, 2000 the held-to-maturity portfolio totaled $12,371,000 compared to $13,369,000 at December 31, 1999, a decrease of 7.5% or
$998,000. At September 30, 2000 the available-for-sale portfolio totaled $35,577,000 compared to $30,566,000 at December 31, 1999, an increase of 16.4%
or $5,011,000. The following chart summarizes the investment portfolios at September 30, 2000 and December 31, 1999.

                                                                                          September 30, 2000
                                                                       Held-to-maturity                       Available-for-sale
                                                                   Amortized cost    Fair value        Amortized cost     Fair value
                                                                   --------------    ----------        --------------     ----------
                                                                                          (dollars in thousands)
U. S. Government and federal agencies ....................          $ 12,371           $ 11,972          $ 33,460           $ 32,816
Tax exempt securities ....................................                 -                  -               817                809
Other equity securities ..................................                 -                  -             1,952              1,952
                                                                    --------           --------          --------           --------
Total ....................................................          $ 12,371           $ 11,972          $ 36,229           $ 35,577
                                                                    ========           ========          ========           ========

Unrealized (loss) ........................................          $   (399)                            $   (652)
                                                                    ========                             ========

                                                                                            December 31, 1999
                                                                         Held-to-maturity                  Available-for-sale
                                                                  Amortized cost    Fair value        Amortized cost     Fair value
                                                                  --------------    ----------        --------------     ----------
                                                                                            (dollars in thousands)
U. S. Government and federal agencies ....................          $ 13,369           $ 12,919          $ 28,931           $ 28,151
Tax exempt securities ....................................                 -                  -               825                814
Other equity securities ..................................                 -                  -             1,601              1,601
                                                                    --------           --------          --------           --------
Total ....................................................          $ 13,369           $ 12,919          $ 31,357           $ 30,566
                                                                    ========           ========          ========           ========

Unrealized (loss) ........................................          $   (450)                            $   (791)
                                                                    ========                             ========

Loan portfolio

         The loan portfolio is primarily consumer and small business oriented. At September 30, 2000 the loan portfolio was $186,407,000 compared to $157,358,000 at December 31, 1999, an 18.5% or $29,049,000 increase. The following chart summarizes the loan portfolio at September 30, 2000 and December 31, 1999.

                                             Sep. 30, 2000     Dec. 31, 1999
                                             -------------     -------------
                                               (dollars in thousands)
Real estate ................................   $109,900          $ 94,105
Commercial .................................     49,904            40,220
Loans to individuals .......................     26,603            23,033
                                               --------          --------
Total ......................................   $186,407          $157,358
                                               ========          ========

Past Due and Non-Performing Assets and the Allowance for Loan Losses

         CBI closely monitors past due loans and loans that are in non-accrual status and other real estate owned. Below is a summary of past due and non-performing assets at September 30, 2000 and December 31, 1999.





 .
                                                Sept. 30, 2000     Dec. 31, 1999
                                                --------------     -------------
                                                      (dollars in thousands)
Past due 90 days + accruing loans ...........        $  4                $ -
Non-accrual loans ...........................        $571                $90
Impaired loans (included in nonaccrual) .....        $571                $90
Other real estate owned .....................        $124                $ -

         The increase in non-accrual loans is related to a limited number of accounts and is not indicative of any trends. Management considers the past due and non-accrual amounts at September 30, 2000 to be reasonable and manageable in the normal course of business.

         CBI had no restructured loans during any of the above listed periods.

         CBI's activity with its allowance for loan losses reserve is summarized below.

                                                                           Sept. 30, 2000      Dec. 31, 1999       Sept. 30, 1999
                                                                           --------------      -------------       --------------
Allowance at beginning of period ....................................         $ 1,936              $ 1,459              $ 1,459
Provision expense ...................................................             490                  612                  439
Net charge offs .....................................................            (156)                (135)                 (93)
                                                                              -------              -------              -------
Allowance at end of period ..........................................         $ 2,270              $ 1,936              $ 1,805
                                                                              =======              =======              =======
Allowance as a percent of outstanding loans .........................               1.22%                1.23%                1.19%

         In reviewing the adequacy of the allowance for loan losses at the end of each period, management of each of the banks considers historical loan loss experience, current economic condition, loans outstanding, trends in non-performing and delinquent loans, and the quality of collateral securing problem loans. After charging off all known losses, management of each of banks considers the allowance adequate to provide for estimated future losses inherent in the loan portfolio at September 30, 2000.

Deposits

         Deposits   were   $211,291,000   at  September  30,  2000  compared  to
$184,364,000 at December 31, 1999, an increase of 14.6% or $26,927,000.

         Time deposits greater than $100,000 were $41,118,000 at September 30, 2000 compared to $36,163,000 at December 31, 1999, an increase of 13.7% or $4,955,000.

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

         CBI through its banking subsidiaries has a demonstrated ability to attract deposits from its markets. Deposits have grown from $30 million in 1989 to over $211 million in 2000. This base of deposits is the major source of operating liquidity.

         CBI's long term liquidity needs are expected to be primarily affected by the maturing of long-term certificates of deposit. At September 30, 2000 CBI had approximately $24.7 million in certificates of deposit and other interest bearing liabilities maturing in one to five years. CBI had $10.2 million in such liabilities maturing in over 5 years. CBI's assets maturing or repricing in the same periods were $107.7 million and $39.9 million, respectively. CBI expects to be able to manage its current balance sheet structure without experiencing any material liquidity problems.

         In the opinion of management, CBI's current and projected liquidity position is adequate.

Capital resources

         As shown by the capital ratios in the table below, CBI maintains a strong capital position.

                                               Sept. 30, 2000     Dec. 31, 1999
                                               --------------     -------------
Tier 1 capital to average total assets .....       8.93%                 9.40%
Tier 1 capital to risk weighted assets .....      12.35%                13.00%
Total capital to risk weighted assets ......      13.58%                14.20%

         Banks are required to maintain a minimum risk weighted capital ratio of at least 8%.

         The decline in the capital ratios is related to balance sheet growth during the period. Banks are required to maintain a minimum total risk weighted capital ratio of at least 8%, and CBI currently has 13.58%. In the opinion of management, the Corporation's current and projected capital positions are adequate.


Dividends

         CBI declared and paid a quarterly cash dividend of five cents per share during the first and second quarters of 2000 and six cents per share during the third quarter of 2000. The total cost of these dividends was $453,000. In previous years the Corporation paid dividends on a semi-annual basis. CBI also declared and paid a five percent stock dividend during the first quarter of 2000.


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

         The Corporation's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Corporation's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a quarterly basis in order to obtain the most accurate projection possible. The projection presents information over a twelve-month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 100 and 200 basis points. According to the model as of September 30, 2000 the Corporation is positioned so that net interest income is estimated to increase $319,000 and net income is estimated to increase $196,000 in the next twelve months if interest rates rise 200 basis points. Conversely, net interest income is estimated to decline $319,000 and net income is estimated to decline $196,000 in the next twelve months if interest rates decline 200 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Corporation could undertake in response to changes in interest rates.

         As of September 30, 2000 there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 1999. The foregoing disclosures related to the market risk of the Corporation should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 1999 Annual Report on Form 10-K.


Part II--Other Information


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

See Exhibit Index.

b)  None.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               DATED: November 13, 2000
COMMUNITY BANKSHARES, INC.

By:  s/  E. J. Ayers, Jr.
    ---------------------
         E. J. Ayers, Jr.
         Chief Executive Officer

By:  s/  William W. Traynham
     -----------------------
         William W. Traynham
         President and Chief Financial Officer
         (Principal Accounting Officer)

                                  EXHBIT INDEX


Exhibit No.(from item             Description
601 of S-B)                       -----------

     (27)                         Financial Data Schedule