Form 10-K
period 2000-12-31
COMMUNITY BANKSHARES INC /SC/
filed 2001-03-29
CIK 894508

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000                File Number 000-22054

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

         The aggregate market value voting and non-voting common equity held by non-affiliates on February 27, 2001 was approximately $26,206,000. As of February 27, 2001 there were 3,199,180 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders - Part III

                             10-K TABLE OF CONTENTS

                                                       Part I                                           Page

     Item 1      Description of Business ............................................................     1
     Item 2      Description of Property ............................................................     9
     Item 3      Legal Proceedings ..................................................................    10
     Item 4      Submission of Matters to a Vote of Security Holders ................................    10

                                     Part II

     Item 5      Market for Common Equity and Related Stockholder Matters ...........................    10
     Item 6      Selected Financial Data ............................................................    11
     Item 7      Management's Discussion and Analysis of Financial Position and Operations ..........    11
    Item 7A      Quantitative and Qualitative Disclosures about Market Risk .........................    27
     Item 8      Financial Statements and Supplementary Data ........................................    29
                 Independent Auditor's Report .......................................................    31
                 Consolidated Balance Sheets, December 31, 2000 and 1999 ............................    32
                 Consolidated Statements of Income, Years Ended December 31, 2000, 1999 and 1998 ....    33
                 Consolidated Statements of Changes in Shareholders' Equity, Years Ended December ...    35
                      31, 2000, 1999 and 1998
                 Consolidated Statements of Cash Flows, Years Ended December 31, 2000, 1999 and
                      1998 ..........................................................................    37
                 Notes to Consolidated Financial Statements .........................................    39
                 Quarterly Data for 2000 and 1999 ...................................................    62
     Item 9      Changes In and Disagreements with Accountants on Accounting and Financial
                      Disclosure ....................................................................    63

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

                                     Part IV

    Item 14      Exhibits and Reports on  Form 8-K ..................................................    64

          * Incorporated by reference to Registrant's Proxy Statement for 2001 Annual Meeting of Shareholders

                                     PART I

Item 1.  Description of Business

Form of organization

         Community Bankshares, Inc. (CBI) is a South Carolina corporation and a bank holding company. CBI commenced operations on July 1, 1993, upon effectiveness of the acquisition of the Orangeburg National Bank as a wholly owned subsidiary. In June 1996 CBI acquired all the stock of Sumter National Bank, which is also a wholly owned subsidiary. In July 1998 CBI acquired all the stock of Florence National Bank, which is also a wholly owned subsidiary.

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

         Other services offered by the Banks include safe deposit boxes, night depository service, VISA and Master Card charge cards (through a correspondent), tax deposits, sale of U.S. Treasury bonds, notes and bills and other U. S. government securities (through a correspondent), and twenty-four hour automated teller service. Each of the Banks has ATMs and they are all part of the Star and Cirrus networks.

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

         Most of the other financial institutions in the Orangeburg, Sumter, and Florence areas are branch offices of large, regional banks. The financial institution with the largest deposit base in the city of Orangeburg, SC is First National Bank with deposits of $170 million. The following chart illustrates the relative position of the Orangeburg bank and other financial institutions in the marketplace in terms of their deposits as of June 30, 2000, 1999 and 1998.

                   Orangeburg, S. C. Comparative Bank Deposits

                                             June 2000                  June 1999                  June 1998
              Bank                     Deposit $    % market      Deposit $    % market      Deposit $    % market
                                       ---------    --------      ---------    --------      ---------    --------
                                                               (Dollar amounts in millions)
Orangeburg National Bank ............    $118         22.2%         $108        21.1%         $ 92         18.4%
First National  Bank ................     170         32.0%          160        31.4%          154         30.8%
First Union National Bank ...........      40          7.5%           48         9.4%           61         12.2%
Bank of America .....................      99         18.6%           97        19.1%           97         19.4%
BB&T ................................      85         16.0%           88        17.4%           90         18.0%
Wachovia ............................      12          2.3%            -                         -
Credit unions .......................       8          1.5%            8         1.6%            6          1.2%
                                         ----        -----          ----       -----          ----        -----
Total deposits ......................    $532        100.0%         $509       100.0%         $500        100.0%
                                         ====        =====          ====       =====          ====        =====

Source:  FDIC and NCUA websites

         The financial institution with the largest deposit base in Sumter County is SAFE (Shaw Air Force Employees) Federal Credit Union with deposits of $254 million. It should be noted, however, the SAFE does not provide deposit information by branches and the total represented herein includes deposits in adjacent counties. The following chart illustrates the relative position of the Sumter bank and other financial institutions in the marketplace in terms of their deposits as of June 30, 2000, 1999 and 1998.


                     Sumter, S. C. Comparative Bank Deposits

                                                 June 2000                   June 1999                 June 1998
            Bank                         Deposit $       % market      Deposit $   % market      Deposit $    % market
                                         ---------       --------      ---------   --------      ---------    --------
                                                                 (Dollar amounts in millions)
Sumter National Bank ...............       $ 57             6.4%         $ 51          6.0%         $ 38          4.9%
BB&T ...............................        107            12.0%          103         11.9%           97         12.6%
National Bank of SC ................        224            25.2%          221         25.6%          176         22.8%
Bank of America ....................         74             8.3%           73          8.4%           78         10.1%
First Citizens Bank and Trust ......         18             2.0%           18          2.1%           16          2.1%
Wachovia Bank of SC ................        147            16.5%          150         17.4%          151         19.6%
Citizens Bank ......................          9             1.0%            6          0.7%            -
Centura Bank .......................          -             0.0%            3          0.3%            -
SAFE FCU * .........................        254            28.6%          236         27.5%          215         27.6%
Other ..............................          -             0.0%            1          0.1%            2          0.3%
                                           ----           -----          ----        -----          ----        -----
Total deposits .....................       $890           100.0%         $862        100.0%         $773        100.0%
                                           ====           =====          ====        =====          ====        =====

Source:  FDIC and NCUA websites
* includes deposits outside of Sumter County

         The financial institution with the largest deposit base in the city of Florence, SC is BB&T with deposits of $227 million. The following chart illustrates the relative position of the Florence bank and other financial institutions in the marketplace in terms of their deposits as of June 30, 2000, 1999 and 1998.

                    Florence, S. C. Comparative Bank Deposits

                                                      June 2000                June 1999                 June 1998
             BANK                               Deposit $   % market     Deposit $    % market     Deposit $    % market
                                                ---------   --------     ---------    --------     ---------    --------
                                                                      (Dollar amounts in millions)
Florence National Bank* ....................      $   29       2.8%        $   15        1.3%        $    -
Wachovia Bank, NA ..........................         198      19.3%           216       18.2%           213         17.3%
Branch Banking & Trust Company of SC .......         227      22.1%           211       17.8%           209         16.9%
Peoples FS&LA of SC ........................         180      17.6%           184       15.5%           187         15.2%
First Union National Bank ..................          88       8.6%            99        8.4%           106          8.6%
Bank of America ............................          81       7.9%            79        6.6%           109          8.9%
Centura (formerly Pee Dee  State Bank) .....          41       4.0%            75        6.3%            91          7.4%
National Bank of SC ........................          25       2.4%            74        6.2%            76          6.2%
Citizens Bank ..............................          65       6.3%            65        5.5%            65          5.3%
Florence County National Bank ..............          22       2.1%            23        2.0%             -
First Reliance .............................          43       4.2%             -                         -
Others .....................................          27       2.6%           145       12.2%           176         14.3%
                                                  ------     -----         ------      -----         ------        -----
Total ......................................      $1,025     100.0%        $1,185      100.0%        $1,230        100.0%
                                                  ======     =====         ======      =====         ======        =====

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

         Additionally, the BHCA prohibits CBI from engaging in or from acquiring ownership or control of more than 5% of the outstanding voting stock of any company engaged in a non-banking business unless such business is determined by the Federal Reserve to be so closely related to banking as to be properly incident thereto. The BHCA generally does not place territorial restrictions on the activities of such non-banking-related activities.

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

         The payment of dividends by CBI and the Banks may also be affected or limited by other factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the Banks, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The OCC has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve, the OCC and the FDIC have issued policy statements, which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

         The Banks are subject to the requirements of the Community Reinvestment Act (the "CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs is evaluated as part of the examination process, and also are considered in evaluating mergers, acquisitions and applications to open a branch or facility.

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

         A bank that is "undercapitalized" becomes subject to provisions of the FDIA restricting payment of capital distributions and management fees; requiring the OCC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the OCC move promptly to take over banks that are unwilling or unable to take such steps.

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

         The Riegel-Neal Act, together with legislation adopted in South Carolina, resulted in a number of South Carolina banks being acquired by large out-of-state bank holding companies. Size gives the larger banks certain advantages in competing for business from larger customers. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and the region. As a result, the Banks do not generally attempt to compete for the banking relationships of large corporations, but concentrates their efforts on small to medium-sized businesses and on individuals. CBI believes its Banks have competed effectively in this market segment by offering quality, personal service.

Legislative Proposals

         Other proposed legislation which could significantly affect the business of banking has been introduced or may be introduced in Congress from time to time. CBI cannot predict the future course of such legislative proposals or their impact on CBI should they be adopted.

Recent Legislation

         On November 12, 1999, the President signed the Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information. Most of the provisions of the Act require the applicable regulators to adopt regulations in order to implement these provisions, and a significant number of regulations have already been adopted.

         Under provisions of the new legislation, which were effective March 11, 2000, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) identical to activities that are financial in nature; or (3) complimentary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

         CBI anticipates that the Act and the regulations adopted pursuant to the Act will be likely to create new opportunities for it to offer expanded services to customers in the future, though CBI has not yet determined what the nature of the expanded services might be or when CBI might find it feasible to offer them. CBI further expects that the Act will increase competition from larger financial institutions that are currently more capable than CBI of taking advantage of the opportunity to provide a broader range of services. However, CBI continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

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


Employees

         At December 31, 2000 the Corporation employed 84 full time equivalent employees. Of these, the Orangeburg bank employed 38, the Sumter bank employed 19, the Florence bank employed 11 and 16 were employed by the holding company. Management believes that its employee relations are excellent.

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

         The Orangeburg bank also owns a building, which was previously a branch of the bank, at the corner of Broughton and Glover Streets in Orangeburg. The Bank's investment in the land is $120,000. The Bank's investment in the building plus its improvements and renovations is $83,000. The Orangeburg bank currently rents this facility to the Corporation for office space. In June 1999 the Bank moved into a new branch facility located adjacent to the old building. This new branch office is approximately 6,500 square feet and the total investment in it was approximately $790,000, with an additional investment of $78,000 in land improvements.

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

         The Florence bank is leasing approximately 1.7 acres of land located at 2009 Hoffmeyer Road in Florence, South Carolina. This land is the site of the main office for Florence National Bank. The details of the lease are discussed in Note 6 to the financial statements contained elsewhere in this report. The Corporation has constructed a one-story building for the Florence bank of approximately 7,500 share feet on the leased site. The building cost approximately $724,000.

Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted for a vote of the security holders during the fourth quarter of 2000.


                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         The Corporation's shares of Common Stock are traded on the American Stock Exchange (the AMEX) under the ticker symbol SCB.

         The following table summarizes the range of high and low prices for the Corporation's Common Stock as reported on the American Stock Exchange for each quarterly period over the last two years.

                  Sales price of the Corporation's Common Stock

                 Quarter ended            High        Low
                 -------------            ----        ---
                 Mar. 31, 1999           $13.78      $12.29
                 June 30, 1999           $13.48      $11.51
                 Sept. 30, 1999          $14.01      $11.29
                 Dec. 31, 1999           $13.78      $11.16
                 Mar. 31, 2000           $12.88      $10.88
                 June 30, 2000           $12.50      $10.75
                 Sept. 30, 2000          $12.56      $11.13
                 Dec. 31, 2000           $11.87      $10.56

The above amounts have been restated for a five-percent stock dividend paid on January 31, 2000.

During 2000 the Corporation had a stock sales volume of 181,500 shares compared to 262,900 shares in 1999.

         There were 1,391 holders of record of the Corporation's Common Stock (no par value) as of December 31, 2000 compared to 1,419 the prior year.

         During 2000 The Corporation authorized and paid quarterly cash dividends totaling 22 cents per share. The total cost of these dividends was $645,000 or 20% of after tax profits. During 1999 the Corporation authorized and paid two semi-annual cash dividends totaling 19 cents per share. The total cost of these payments was $608,000 or 28% of after tax profits. The dividend policy of the Corporation is subject to the discretion of the Board of Directors and depends upon a number of factors, including earnings, financial condition, cash needs and general business conditions, as well as applicable regulatory considerations. Subject to ongoing review of these circumstances, the Board expects to maintain a reasonable, safe, and sound dividend payment policy.

         The current source of dividends to be paid by the Corporation is dividends of its banking subsidiaries. Accordingly, the payment of dividends by the Corporation is indirectly subject to the same laws and regulations that govern the payment of dividends by national banking associations. National banks may pay dividends only out of present and past earnings with numerous limitations designed to ensure that the Banks have adequate capital to operate safely and soundly (See Item 1. Description of Business - Supervision and Regulation - Payment of Dividends.). At December 31, 2000 the Banks could pay up to $4,518,000 in dividends without special approval of the Comptroller of the Currency.

Item 6. Selected Financial Data

         The following is a summary of the consolidated financial position and results of operations of the Corporation for the years ended December 31, 1996 through December 31, 2000.

For the years ended December 31,                    2000               1999             1998              1997              1996
                                                    ----               ----             ----              ----              ----
            Financial Condition                                (Dollar amounts in thousands, except per share data)
Investment securities ....................        $  53,566         $  43,935         $  34,148         $  32,452         $  25,787
Net loans  receivable ....................          192,653           155,153           116,336            90,811            67,953
Total assets .............................          273,323           228,030           182,281           134,574           105,461
Total deposits ...........................          218,811           184,364           147,630           117,167            89,851
Long-term obligations ....................           20,350            19,420             9,490             1,060             1,130
Stockholders' equity .....................        $  23,139         $  20,245         $  19,659         $  13,037         $  12,104

             Earnings Summary
Interest income ..........................        $  20,301         $  15,550         $  12,320         $   9,820         $   7,261
Interest expense .........................           (9,975)           (6,958)           (5,554)           (4,374)           (3,279)
                                                  ---------         ---------         ---------         ---------         ---------
Net interest income ......................           10,326             8,592             6,766             5,446             3,982
Provision for loan losses ................             (688)             (612)             (484)             (358)             (227)
Other operating income ...................            1,868             1,317             1,055               768               503
Other operating expenses .................           (6,552)           (6,066)           (5,107)           (4,004)           (3,097)
                                                  ---------         ---------         ---------         ---------         ---------
Net income before taxes ..................            4,954             3,231             2,230             1,852             1,161
Income taxes .............................           (1,807)           (1,049)             (663)             (636)             (411)
                                                  ---------         ---------         ---------         ---------         ---------
Net income ...............................        $   3,147         $   2,182         $   1,567         $   1,216         $     750
                                                  =========         =========         =========         =========         =========

              Per share data
 Basic earnings per share ................        $    0.99         $    0.68         $    0.52         $    0.44         $    0.29
 Diluted earnings per share ..............        $    0.98         $    0.68         $    0.51         $    0.43         $    0.29
 Dividends ...............................        $    0.22         $    0.19         $    0.15         $    0.14         $    0.14

Per share information is adjusted for a 5% stock dividend paid on Jan. 31, 2000


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

         The discussion and data presented below analyze major factors and trends regarding the financial position and results of operations of Community Bankshares Inc. and its subsidiaries for the three year period ended December 31, 2000.

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

Business of the Corporation and the Banks

         Community Bankshares Inc. is a bank holding company. It was incorporated on November 30, 1992, and commenced operations July 1, 1993, by acquiring Orangeburg National Bank. CBI now owns three banking subsidiaries:
Orangeburg National Bank, Sumter National Bank, and Florence National Bank. CBI provides item and data processing and other technical services for its banking subsidiaries. The consolidated financial report for 2000 represents the operations of the holding company and its three banks. (Parent-only financial statements are presented in the footnotes to the consolidated financial statements.)

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


DISTRIBUTION OF ASSETS AND LIABILITIES

         The following table presents the average balance sheets, the average yield and the interest earned on earning assets, and the average rate and the interest paid on interest bearing liabilities for the years ended December 31, 2000, 1999 and 1998.

Years ended December 31,                            2000                            1999                           1998
                                                  Interest                        Interest                       Interest
                                        Average    Income/    Yields/  Average    Income/    Yields/   Average   Income/    Yields/
                  Assets                Balance  Expense (1) Rates (1) Balance  Expense (1) Rates (1)  Balance Expense (1) Rates (1)
                                        -------  ----------- --------- -------  ----------- ---------  ------- ----------- ---------
                                                                         (Dollar amounts in thousands)
Interest bearing deposits ...........  $  1,024    $    64     6.25%   $  1,937   $   101     5.21%  $  2,385    $   126       5.28%
Investment securities taxable .......    47,377      3,025     6.38%     39,856     2,458     6.17%    30,096      1,915       6.36%
Investment securities--tax exempt ...       807         32     6.01%        783        30     5.81%       341         14       6.22%
Federal funds sold ..................     6,670        430     6.45%     10,967       555     5.06%    10,626        568       5.35%
Loans receivable (2) ................   179,654     16,750     9.32%    139,215    12,406     8.91%   103,500      9,697       9.37%
                                       --------    -------             --------   -------            --------    -------
Total interest earning assets .......   235,532     20,301     8.62%    192,758    15,550     8.07%   146,948     12,320       8.38%
Cash and due from banks .............     8,582                           8,896                         6,499
Allowance for loan losses ...........    (2,186)                         (1,692)                       (1,281)
Premises and equipment ..............     4,564                           4,549                         3,622
Other assets ........................     3,232                           2,251                         1,718
                                       --------                        --------                      --------
Total assets ........................  $249,724                        $206,762                      $157,506
                                       ========                        ========                      ========

   Liabilities and
     Shareholders' Equity
Interest bearing deposits
Savings .............................  $ 33,445    $ 1,358     4.06%   $ 28,321   $   943     3.33%  $ 22,235    $   774       3.48%
Interest bearing
  transaction accounts ..............    21,039        329     1.56%     17,417       269     1.54%    14,028        253       1.80%
Time deposits .......................   119,949      6,905     5.76%     96,761     4,901     5.07%    73,045      4,018       5.50%
                                       --------    -------             --------   -------            --------    -------
Total interest bearing deposits .....   174,433      8,592     4.93%    142,499     6,113     4.29%   109,308      5,045       4.62%
Short term borrowing ................     4,501        218     4.84%      5,210       170     3.26%     3,225        119       3.69%
FHLB advances .......................    19,385      1,165     6.01%     12,335       675     5.47%     6,905        390       5.65%
                                       --------    -------             --------   -------            --------    -------
Total interest bearing liabilities ..   198,319      9,975     5.03%    160,044     6,958     4.35%   119,438      5,554       4.65%
Noninterest bearing demand deposits .    28,531                          26,124                        19,536
Other liabilities ...................     1,421                             978                           942
Shareholders' equity ................    21,453                          19,616                        17,590
                                       --------                        --------                      --------
Total liabilities
   and shareholders' equity .........  $249,724                        $206,762                      $157,506
                                       ========                        ========                      ========

Interest rate spread (3) ............                          3.59%                          3.72%                            3.73%
Net int. income and net yield
   on earning assets (4) ............              $10,326     4.38%              $ 8,592     4.46%              $ 6,766       4.60%

1. Computed on a fully taxable equivalent basis using a federal tax rate of 34%.
2. Nonaccruing loans are included in the average loan balances and income from such loans is recognized on a cash basis.
3. Total interest earning assets yield less total interest bearing liabilities rate.
4. Net yield equals net interest income divided by total interest earning assets.

Earnings Performance, 2000 compared to 1999

         The Corporation's net income was $3,147,000 or $.99 per share in 2000. This compares to $2,182,000 or $.68 per share in 1999, an increase of $965,000, or 44.2%.

         This increase in earnings resulted from improved profit at all three banks. Earnings at the Sumter bank increased to $908,000 in 2000 from $559,000 in 1999, an increase of 62.4% or $349,000. Earnings at the Orangeburg bank increased to $2,243,000 in 2000 from $2,054,000 in 1999, an increase of 9.2% or $189,000. Earnings at the Florence bank increased to $78,000 in 2000 from a loss of $314,000 for 1999, an improvement of $392,000.

Interest Income and Interest Expense, 2000 compared to 1999

         The Corporation's interest income increased substantially in 2000 from 1999. In 2000 the Corporation earned $20,301,000 in total interest income, up from the prior year's $15,550,000. This represented a $4,751,000 or a 30.6% increase. This growth was mostly the result of increased volume in the loan and investment portfolios at the three banks.

         Interest bearing deposits in other banks contributed $64,000 to interest income in 2000, down from $101,000 the prior year, a decrease of $37,000 or 36.6%. In 2000 the Corporation had an average of $1,024,000 in interest bearing deposits, down from the prior year's $1,937,000, a decrease of $913,000 or 47.1%. The average yield on these deposits during 2000 was 6.25%, up from the prior year's 5.21%.

         Investments contributed $3,025,000 to interest income in 2000, up from $2,458,000 the prior year, an increase of $567,000 or 23.1%. The investment portfolio averaged $47,377,000 in 2000, up from the prior year's $39,856,000, an increase of $7,521,000 or 18.9%. The Corporation's investment portfolio consists primarily of short-term U. S. government and agency debt issues. The average yield on investments during 2000 was 6.38%, up from 6.17% in 1999.

         The Corporation's tax-exempt securities portfolio earned $32,000 during 2000, up from $30,000 the prior year, an increase of $2,000 or 6.7%. The portfolio averaged $807,000 in 2000, up from $783,000 in 1999, an increase of $24,000 or 3.1%. The average yield was 6.01%, compared to 5.81% the prior year, on a fully taxable equivalent basis.

         Federal funds sold represent temporary surplus funds that one bank lends to another. These funds are a source of day to day operating liquidity. Federal funds sold contributed $430,000 to interest income in 2000, down from $555,000 in the prior year, a decrease of $125,000 or 22.5%. The Corporation had an average of $6,670,000 in federal funds during 2000, down from the prior year's $10,967,000, a decrease of $4,297,000 or 39.2%. The average yield on federal funds during 2000 was 6.45%, up from 5.06% in 1999. The decline in federal funds sold was directly related to continued strong loan demand.

         The Corporation's major source of interest income is the loan portfolio, which contributed $16,750,000 to interest income in 2000, up from $12,406,000 in the prior year, an increase of $4,344,000 or 35%. The average loan portfolio for 2000 was $179,654,000 compared to the prior year's $139,215,000, an increase of $40,439,000 or 29%. The average yield on loans during 2000 was 9.32%, up from 8.91% in 1999.

         The Corporation had average earning assets in 2000 of $235,532,000, which earned a yield of 8.62%. The Corporation had average earning assets in 1999 of $192,758,000, which earned a yield of 8.07%. Average earning assets increased $42,774,000 or 22.2%.

         The category savings accounts consists of savings and money market accounts. Total savings accounts averaged $33,445,000 in 2000, up from $28,321,000 in the prior year, an increase of $5,124,000 or 18.1%. The cost of these funds increased to 4.06% in 2000 from 3.33% in the prior year.

         Interest bearing transaction accounts are the primary checking accounts that the Banks offer customers. This overall category was $21,039,000 in 2000, up from $17,417,000 in 1999, an increase of $3,622,000 or 20.8%. The average cost of these funds was 1.56% in 2000 compared to 1.54% in the prior year.

         Time  deposits  are  the  largest   category  of  deposits,   averaging
$119,949,000 in 2000, up from $96,761,000 in the prior year, an increase of $23,188,000 or 24%. The cost of time deposits increased to 5.76% from 5.07%.

         Short-term borrowing includes federal funds purchased and securities sold under agreements to repurchase. The repurchase agreements are entered into with a number of larger commercial customers. These accounts are not deposits; they are considered other obligations of the Banks. Balances in these accounts are subject to wide fluctuation, but they constitute a relatively small portion of the balance sheet. The average balance for 2000 was $4,501,000, down from $5,210,000 in the prior year, a decrease of $709,000 or 13.6%. The cost of these funds increased to 4.84% from 3.26%.

         The Banks are members of and have the ability to borrow from the Federal Home Loan Bank (FHLB). The Banks had an average $19,385,000 outstanding borrowing balance during 2000 at an average cost of 6.01%. The banks had an average $12,335,000 outstanding during 1999 at an average cost of 5.47%. Borrowings increased by $7,050,000 or 57.2%. These borrowings are mostly for longer terms than other interest bearing liabilities and are part of the Banks' on-going asset/liability management strategy. These loans are secured by a blanket lien on the Banks' one-to-four family residential mortgage loan portfolios or portions of their investment portfolios and the Banks' FHLB stock.

         The Corporation had total interest bearing liabilities in 2000 of $198,319,000 costing an average of 5.03% compared with interest bearing liabilities in 1999 of $160,044,000 costing an average of 4.35%. Average interest bearing liabilities increased $38,275,000 or 23.9%.

Earnings Performance, 1999 compared to 1998

         The Corporation's net income was $2,182,000, or $.68 per share, in 1999. This compares to $1,567,000, or $.52 per share, in 1998, an increase of $615,000, or 39%.

         Management views this increase in earnings as primarily the result of a 212% increase in earnings at the Sumter bank to $559,000 in 1999 from $179,000 in 1998 and a $317,000 increase in earnings at the Orangeburg bank to $2,054,000 in 1999 from $1,737,000 in 1998. The Florence bank showed a net loss of $314,000 for the twelve-month period in 1999 compared to a net loss of $331,000 for six months of operation in 1998.


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

         Federal funds sold contributed $555,000 to interest income in 1999, down slightly from $568,000 in the prior year, a decrease of $13,000 or 2.3%. The Corporation had an average of $10,967,000 in federal funds during 1999, up from the prior year's $10,626,000, an increase of $341,000 or 3.2%. The average yield on federal funds during 1999 was 5.06%, down from 5.35% in 1998.

         The Corporation's loan portfolio contributed $12,406,000 to interest income in 1999, up from $9,697,000 in the prior year, an increase of $2,709,000 or 28%. The average loan portfolio for 1999 was $139,215,000, compared to the prior year's $103,500,000, an increase of $35,715,000 or 34.5%. The average yield on loans during 1999 was 8.91%, down from 9.37% in 1998.

         The Corporation had average earning assets in 1999 of $192,758,000, which earned a yield of 8.07%. The Corporation had average earning assets in 1998 of $146,948,000, which earned a yield of 8.38%. Average earning assets increased $45,810,000 or 31.2%.

         The Corporation's savings accounts averaged $28,321,000 in 1999, up from $22,235,000 in the prior year, an increase of $6,086,000 or 27.4%. The cost of these funds decreased to 3.33% in 1999 from 3.48% in the prior year.

         Interest bearing transaction accounts averaged $17,417,000 in 1999, up from $14,028,000 in 1998, an increase of $3,389,000 or 24.2%. The average cost of these funds was 1.54% in 1999, compared to 1.80% in the prior year.

         Time deposits averaged $96,761,000 in 1999, up from $73,045,000 in the prior year, an increase of $23,716,000 or 32.5%. The cost of time deposits decreased to 5.07% from 5.50%.

         Short-term borrowing averaged $5,210,000 in 1999, up from $3,225,000 in the prior year, an increase of $1,985,000 or 61.5%. The cost of these funds decreased to 3.26% from 3.69%.

         The Banks had an average $12,335,000 outstanding in FHLB borrowings during 1999 at an average cost of 5.47%. The Banks had an average $6,905,000 outstanding during 1998 at an average cost of 5.65%. Borrowings increased by $5,430,000 or 78.6%.

         The Corporation had average interest bearing liabilities in 1999 of $160,044,000 costing an average of 4.35%, compared with interest bearing liabilities in 1998 of $119,438,000 that cost an average of 4.65%. Average interest bearing liabilities increased $40,606,000 or 34%.


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

         As reflected in the table, the increase in 2000 net interest income of $1,734,000 is primarily due to changes in volume. Of the $4,751,000 increase in interest income $3,748,000 or 79% was from volume growth in the loan portfolio. Of the $3,017,000 increase in interest expense $1,276,000 or 42% was due to volume increases for time deposits. Also, $728,000 or 24% of the increase was due to rate changes in time deposits. During 1999 there was a similar pattern, only more of the increase in net interest income came from changes in volume.

         The prime interest rate has changed over the last three years. The prime rate was 8.5% or lower from 1998 until mid-1999, when rates started to climb. In July 1999 the prime was at 8.5%, by May 2000 it climbed to 9.5%. Only in the first quarter of 2001 has the Federal Reserve moved to decrease rates. Management anticipates that interest rates may decline another 50 to 100 basis points during the first half of 2001 as the Federal Reserve attempts to forestall further slowing of the economy. The Corporation is not aware of any other immediately identifiable factors that would cause short-term interest rates to decrease beyond these expectations in the near term. Therefore, as in 2000, any improvements in net interest income during 2001 are more likely to be the result of changes in volume and the mix of earning assets and interest bearing liabilities than changes in rates.

                        Volume and Rate Variance Analysis

                                                               2000 compared to 1999                     1999 compared to 1998
                                                         Volume         Rate         Total          Volume        Rate        Total
                                                         ------         ----         -----          ------        ----        -----
Interest earning assets                                                        (Dollar amounts in thousands)
-----------------------
   Interest bearing deposits ...................      $   (54)      $    17       $   (37)      $   (24)      $    (1)      $   (25)
   Investment securities taxable ...............          480            87           567           602           (59)          543
   Investment securities--tax exempt ...........            1             1             2            17            (1)           16
   Federal funds sold ..........................         (252)          127          (125)           18           (31)          (13)
   Loans receivable ............................        3,748           596         4,344         3,203          (494)        2,709
                                                      -------       -------       -------       -------       -------       -------
   Total interest income .......................        3,923           828         4,751         3,816          (586)        3,230
                                                      -------       -------       -------       -------       -------       -------

Interest bearing liabilities
   Savings .....................................          188           227           415           204           (35)          169
   Interest bearing transaction accounts........           57             3            60            55           (39)           16
   Time deposits ...............................        1,276           728         2,004         1,221          (338)          883
                                                      -------       -------       -------       -------       -------       -------
   Total interest bearing deposits .............        1,521           958         2,479         1,480          (412)        1,068
   Short term borrowing ........................          (25)           73            48            66           (15)           51
   FHLB advances ...............................          416            74           490           297           (12)          285
                                                      -------       -------       -------       -------       -------       -------
   Total interest expense ......................        1,912         1,105         3,017         1,843          (439)        1,404
                                                      -------       -------       -------       -------       -------       -------

Net interest income ............................      $ 2,013       $  (277)      $ 1,734       $ 1,973       $  (147)      $ 1,826
                                                      =======       =======       =======       =======       =======       =======


PREMISES AND EQUIPMENT

         Premises and equipment were $4,411,000 at December 31, 2000 compared to $4,619,000 the prior year, a decrease of $208,000 or 4.5%. There were no significant changes in the company's fixed asset accounts. Premises and equipment are discussed further in Note 6 to the consolidated financial statements.


INVESTMENT PORTFOLIO

         The Corporation's investment portfolio consists primarily of short-term
U. S. government and agency debt issues. Investment securities averaged $48.2 million in 2000, $40.6 million in 1999 and $30.4 million in 1998. Note 4 to the consolidated financial statements provides further information on the investment portfolio.

         The table below gives the amortized cost and fair value of the Corporation's investment portfolio for the past three years.

                                                            2000                         1999                          1998
                                                            ----                         ----                          ----
                                                  Amortized       Fair         Amortized        Fair         Amortized        Fair
                                                    cost         value           cost           value          cost           value
                                                    ----         -----           ----           -----          ----           -----
Securities held-to-maturity                                                 (Dollar amounts in thousands)
U.S. government and agencies .............        $12,371        $12,217        $13,369        $12,919        $15,035        $15,076
State and local government ...............              -              -              -              -            251            253
                                                  -------        -------        -------        -------        -------        -------
 Total held-to-maturity ..................        $12,371        $12,217        $13,369        $12,919        $15,286        $15,329
                                                  =======        =======        =======        =======        =======        =======

Securities available-for sale
U.S. government and agencies .............        $38,599        $38,403        $28,931        $28,151        $16,921        $16,975
State and local government ...............            814            810            825            814            225            227
Other securities .........................          1,982          1,982          1,601          1,601          1,660          1,660
                                                  -------        -------        -------        -------        -------        -------
 Total available for sale ................        $41,395        $41,195        $31,357        $30,566        $18,806        $18,862
                                                  =======        =======        =======        =======        =======        =======


Information on the maturity distribution of the investment portfolio is presented in Note 4 to the financial statements.

         At December 31, 2000 the Corporation's available for sale portfolio showed a net of tax other comprehensive loss in the equity section of the balance sheet of $131,000 compared to $511,000 the prior year. The change in the valuation of the investment portfolio was directly related to the changes in market interest rates during the year. Management considers it unlikely that a significant amount of investments will be sold prior to maturity and does not regard the valuation as anything other than a temporary fluctuation in market value.

LOAN PORTFOLIO

         The average size of the loan portfolio in 2000 was $179.7 million, compared to $139.2 million in 1999 and $103.5 million in 1998.

         At December 31, 2000 the net loan portfolio was $192.7 million, compared to $155.2 million the prior year, an increase of $37.5 million or 24.2%.

         Management believes the loan portfolio is adequately diversified. There are no foreign loans and few agricultural loans.

         The table, "Loan Portfolio Composition," in the following section, indicates the amounts of loans outstanding according to the type of loan at the dates indicated.

Loan Portfolio Composition

         The following table shows the composition of the loan portfolio for the years ended December 31, 1996 through 2000.


Loan category                                                 2000         1999          1998         1997         1996
                                                              ----         ----          ----         ----         ----
                                                                            (Dollar amounts in thousands)
Commercial, financial and agricultural ..............       $ 51,966     $ 39,752      $ 29,403      $21,690      $16,520
Real estate - construction ..........................         15,389        9,156         5,738        6,563        5,611
Real estate - mortgage ..............................         98,154       84,680        62,789       46,734       35,553
Installment loans to individuals ....................         29,270       23,033        19,325       16,348       11,021
Obligations of political subdivisions ...............            298          468           540          616          124
                                                            --------     --------      --------      -------      -------
     Total loans - gross ............................       $195,077     $157,089      $117,795      $91,951      $68,829
                                                            ========     ========      ========      =======      =======


         Commercial, financial, and agricultural loans, primarily representing loans made to small businesses, increased by $12.2 million or 30.7% during 2000. These loans may be made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured business loans are generally short-term with emphasis on repayment strengths and low debt to worth ratios.

         Real estate loans consist of construction loans and loans secured by mortgages. Construction loans are also generally secured with mortgages. Because the Corporation's subsidiaries are community banks, real estate loans comprise the bulk of the loan portfolio. Construction loans increased $6.2 million or 68.1% in 2000. Mortgage loans increased $13.5 million or 15.9% in 2000.

         The Corporation generally does not compete with 15 and 30 year fixed secondary market mortgage interest rates, so it has elected to pursue the origination of mortgage loans that could be easily sold into the secondary mortgage market. These loans are generally pre-qualified with the underwriters to avoid problems in the sale of the loans. In 2000, 1999 and 1998 the Corporation sold $5.9 million, $9.9 million and $12.1 million, respectively, in such loans. These loans are sold at par so no gain or loss is recognized at the time of sale. However, the origination and sale of these loans generates fee income. The Corporation also makes mortgage loans for its own account. Such loans are usually for a shorter term than loans originated to sell and usually have a variable rather than a fixed interest rate.

         Installment loans to individuals increased $6.2 million or 27.1% in 2000.

         Interest income from the loan portfolio was $16.7 million in 2000 compared to $12.4 million in 1998, an increase of $4.3 million or 35%. The average yield on the portfolio was 9.32% in 2000, compared to 8.91% in 1999.

Maturity Distribution of Loans

           The following table sets forth the maturity distribution of the Corporation's loans, by type, as of December 31, 2000 as well as the type of interest on loans due after one year.

Category                                                 After one
                                                         year but
                                          Within one    within five     Over five
                                             year          years         years          Total
                                             ----          -----         -----          -----
                                                      (Dollar amounts in thousands)
Commercial ..........................      $24,903        $23,269       $ 4,092       $ 52,264
Real estate .........................       33,724         52,277        27,542        113,543
Installment .........................       10,113         18,175           982         29,270
                                           -------        -------       -------       --------
Total ...............................      $68,740        $93,721       $32,616       $195,077
                                           =======        =======       =======       ========

Loans due after one year
Predetermined interest rate .........                                                 $122,810
Floating interest rate. .............                                                    3,527
                                                                                      --------
Total ...............................                                                 $126,337
                                                                                      ========

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

         Concentrations of credit also occur where a number of customers are engaged in similar business activities. A concentration is defined as a concentration of loans exceeding 10% of total loans. The banks regularly review their business lending in an effort to detect, monitor and control such loan concentrations. At December 31, 2000 the Corporation had no such loan concentrations.

Nonaccrual and Past Due Loans

         The nonaccrual, past due, and impaired loans and other real estate owned are summarized in Note 5 to the consolidated financial statements. The Corporation had no restructured loans in 2000 or 1999.


                                                                         2000         1999         1998          1997          1996
                                                                         ----         ----         ----          ----          ----
                                                                                       (Dollar amounts in thousands)
Nonaccrual loans .............................................         $  238         $ 90         $ 31          $ 81          $431
Accruing loans 90 days or more past due ......................             93            6          187             -            93
                                                                       ------         ----         ----          ----          ----
     Total ...................................................         $  331         $ 96         $218          $ 81          $524
                                                                       ======         ====         ====          ====          ====
     Total as a % of outstanding loans .......................           0.17%        0.06%        0.19%         0.09%         0.76%
                                                                       ======         ====         ====          ====          ====
Other Real Estate Owned ......................................         $    -         $  -         $266          $132          $  -
                                                                       ======         ====         ====          ====          ====
Impaired Loans (included in non accrual) .....................         $  238         $ 90         $ 31          $ 81          $120
                                                                       ======         ====         ====          ====          ====


         Gross income that would have been recorded for the year ended December 31, 2000 and 1999, if nonaccrual loans had been performing in accordance with their original terms was approximately $32,641 and $2,100 respectively. No interest income was recognized in the current period for the non-accrual loans.

         The Corporation's nonaccrual loan policy is discussed in Note 2 to the consolidated financial statements in the section labeled Loans Receivable. The Corporation's policy on impaired loans is discussed in Note 2 to the consolidated financial statements in the section labeled Allowance for Loan Losses.

         Nonaccrual loans and impaired loans were not material in relation to the portfolio as a whole in 2000. Management is aware of no trends, events or uncertainties that would cause nonaccrual loans to change materially in 2001.

Potential Problem Loans

         At December 31, 2000 the Corporation's internal loan review program had identified $992,000 (0.51% of the portfolio) in various loans where information about credit problems of borrowers had caused management to have concerns about the ability of the borrowers to comply with original repayment terms.

         The amounts reflected above do not represent management's estimate of the potential losses since a large proportion of these loans are secured by real estate and other marketable collateral.

Secured versus Unsecured Loans

         The Corporation does not aggressively seek to make unsecured loans, since these loans may be somewhat more risky than collateralized loans. There are, however, occasions when it is in the business interests of the Corporation to provide short-term, unsecured loans to selected customers. In 2000 the Corporation had $12.4 million in unsecured loans or 6.4% of its loan portfolio. In 1999 the Corporation had $9.6 million in unsecured loans or 6.1% of its loan portfolio.

Loan Participations

         Periodically, the Corporation's banking subsidiaries enter into sales or purchases of loan participations with one another and other financial institutions. The banks generally only sell participations in loans that would cause the bank to exceed its lending limitation to a single customer. As the Banks' lending limits increase they may buy back such loan participations. Such loans are usually commercial in nature, subject to the purchasing Bank's standard underwriting requirements, and all risks associated with the portion of the loan sold flow to the purchaser.

         At  the  end  of  2000  the  three  banks  had   $14,748,000   in  loan
participations purchased. Of these loans $6,017,000 was with nonaffiliated banks.

         At  the  end  of  2000  the  three  banks  had   $10,895,000   in  loan
participations sold. Of these loans $2,164,000 was with nonaffiliated banks.

         At  the  end  of  1999  the  three   banks  had   $7,292,000   in  loan
participations purchased. Of these loans, all but $564,000 were among the three banks.

         At  the  end  of  1999  the  three   banks  had   $6,701,000   in  loan
participations sold. Of these loans, all were sold among the three banks.

Other Real Estate

         Other real estate, consisting of foreclosed properties, was $0 in 2000 and 1999 and $266,000 in 1998. Other real estate is initially recorded at the lower of net loan balance or its estimated fair value, net of estimated disposal costs. The estimate of fair value for foreclosed properties is determined by appraisal at the time of acquisition.


SUMMARY OF LOAN LOSS EXPERIENCE

Allowance for Loan Losses

         The allowance for loan losses is increased by the provision for loan losses, which is a direct charge to expense. Losses on specific loans are charged against the allowance in the period in which management determines that such loans become uncollectable. Recoveries of previously charged-off loans are credited to the allowance. At December 31, 2000 and 1999 the allowance for loan losses was 1.24% and 1.23%, respectively, of total loans. The following table provides details on the changes in the allowance for loan losses during the past five fiscal years.

                                                             2000            1999            1998            1997            1996
                                                             ----            ----            ----            ----            ----
                                                                                 (Dollar amounts in thousands)
Average amount of loans outstanding ................       $179,654        $139,215        $103,500        $ 81,167        $ 57,806
                                                           ========        ========        ========        ========        ========
Allowance for loan losses - January 1 ..............       $  1,936        $  1,459        $  1,140        $    876        $    707
                                                           --------        --------        --------        --------        --------
Loan charge-offs:
Real estate ........................................             78               0               7               0               0
Installment ........................................            116              95             111             121              70
Credit cards and related plans .....................              9               5               6               9               5
Commercial and other ...............................             33              80              56               2              11
                                                           --------        --------        --------        --------        --------
Total charge-offs ..................................            236             180             180             132              86
                                                           --------        --------        --------        --------        --------
Recoveries:
Real Estate ........................................              3               0               0               0               4
Installment ........................................             25              17              12              34              23
Credit cards and related plans .....................              2               3               3               4               1
Commercial .........................................              6              25               0               0               0
                                                           --------        --------        --------        --------        --------
Total recoveries ...................................             36              45              15              38              28
                                                           --------        --------        --------        --------        --------
Net charge-offs ....................................            200             135             165              94              58
Provision for loan losses ..........................            688             612             484             358             227
                                                           --------        --------        --------        --------        --------
Allowance for loan losses - Dec. 31 ................       $  2,424        $  1,936        $  1,459        $  1,140        $    876
                                                           ========        ========        ========        ========        ========
Ratios
Net charge-offs to average loans ...................           0.11%           0.10%           0.16%           0.12%           0.10%
     outstanding
Net charge-offs to loans outstanding at ............           0.10%           0.09%           0.14%           0.10%           0.08%
     end of year
Allowance for loan losses to average loans .........           1.35%           1.39%           1.41%           1.40%           1.52%
Allowance for loan losses to total loans ...........           1.24%           1.23%           1.24%           1.24%           1.27%
     at end of year
Net charge-offs to allowance for loan losses .......           8.25%           6.97%          11.31%           8.25%           6.62%
Net charge-offs to provision for loan losses........          29.07%          22.06%          34.09%          26.25%          25.55%

         Management reviews its allowance for loan losses in three broad categories: commercial, real estate and installment loans. The combination of a relatively short operating history and relatively high asset quality precludes management from establishing a specific loan loss percentage for the computation of the allowance for each category. Instead management assigns an estimated percentage factor to each in the computation of the overall allowance. In general terms, the real estate portfolio is subject to the least risk, followed by the commercial loan portfolio, followed by the installment loan portfolio. The Banks' internal and external loan review programs will from time to time identify loans that are subject to specific weaknesses and such loans will be reviewed for a specific loan loss allowance.

         The Corporation operates three independent community banks in central South Carolina. Under the provisions of the National Bank Act each board of directors is responsible for determining the adequacy of its bank's loan loss allowance. In addition, each bank is supervised and regularly examined by the Office of the Comptroller of the Currency of the U. S. Treasury Department. As a normal part of a safety and soundness examination, the OCC examiners will assess and comment on the adequacy of a national bank's allowance for loan losses. The allowance presented in this discussion is on an aggregated basis and as such will generally show a substantial unallocated reserve that might not be present if the Corporation were comprised of one operating bank subsidiary.

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

         Based on the current levels of non-performing and other problem loans, management believes that loan charge-offs in 2001 will at least approximate the 2000 levels as such loans progress through the collection, foreclosure, and repossession process. Management believes that the allowance for loan losses, as of December 31, 2000 is sufficient to absorb the expected charge-offs and provide adequately for the inherent losses that remain in the loan portfolio. Management will continue to closely monitor the levels of non-performing and potential problem loans and address the weaknesses in these credits to enhance the amount of ultimate collection or recovery of these assets. Management considers the levels and trends in non-performing and past due loans in determining how historical loan loss rates are adjusted.

         The following table presents the allocation of the allowance for loan losses, as of December 31, 1996 through 2000, compared with the percent of loans in the applicable categories to total loans.

                                       % of                 % of                 % of                 % of                 % of
                                       loans in             loans in             loans in             loans in             loans in
                                       each                 each                 each                 each                 each
                               2000    category    1999     category    1998     category    1997     category    1996     category
                               ----    --------    ----     --------    ----     --------    ----     --------    ----     --------
                                                 (Dollar amounts in thousands)
Commercial ................  $  801        27%    $  660        28%    $  364        25%    $  336        24%    $  314        24%
Real estate ...............     752        58%       565        58%       385        58%       301        58%       313        60%
Installment ...............     487        15%       360        15%       388        16%       288        18%       188        16%
Unallocated ...............     384         0%       351         0%       322         0%       215         0%        61         0%
                             ------       ---     ------       ---     ------       ---     ------       ---     ------       ---
     Total ................  $2,424       100%    $1,936       100%    $1,459       100%    $1,140       100%    $  876       100%
                             ======       ===     ======       ===     ======       ===     ======       ===     ======       ===

         The Corporation maintains an allowance for loan losses it believes sufficient to cover estimated losses. The allowance is allocated to different segments of the portfolio, based on management's expectations of risk in that segment of the portfolio. This allocation is an estimate only and is not intended to restrict the Corporation's ability to respond to losses. The Corporation charges losses from any segment of the portfolio to the allowance, regardless of the allocation.

         In reviewing the adequacy of the allowance for loan losses at the end of each period, the Corporation considers historical loan loss experience, current economic conditions, loans outstanding, trends in non-performing and delinquent loans, and the quality of collateral securing problem loans. The allowance for loan losses is management's best estimate of probable loan losses that have been incurred as of December 31, 2000.

Provision for Loan Losses

         The provision for loan losses is charged to earnings based on management's continuing review and evaluation of the loan portfolio and general economic conditions. In reviewing the adequacy of the provision for loan losses during each period, the Corporation considers historical loan loss experience, current economic conditions, loans outstanding, trends in non-performing and delinquent loans, the quality of collateral securing problem loans, and the results of its ongoing internal and external loan review process. Provisions for loan losses totaled $688,000 and $612,000 in 2000 and 1999, respectively. Based on the available information, the Corporation considers its 2000 provision for loan losses adequate.

         Net charge-offs in 2000 were $200,000 or 29.1% of the provision for loan losses compared to $135,000 or 22.1% of the provision for loan losses in the prior year. See "Allowance for Loan Losses" for a discussion of the factors management considers in its review of the adequacy of the allowance and provision for loan losses.

AVERAGE DEPOSITS

         The Corporation's average deposits in 2000 were $203 million, compared to $168.6 million in 1999, an increase of $34.4 million or 20.4%.

         The total average deposits for the Corporation for the years ended December 31, 2000, 1999 and 1998 are summarized below:

                                                             2000                      1999                   1998
                                                             ----                      ----                   ----
                                                       Average      Average     Average      Average     Average   Average
                                                       balance       cost       balance       cost       balance     cost
                                                       -------       ----       -------       ----       -------     ----
                                                                         (Dollar amounts in thousands)
Noninterest bearing demand ........................    $ 28,531                $ 26,124                  $ 19,536
Interest bearing transaction accounts .............      21,039       1.56%      17,417        1.54%       14,028     1.80%
Savings-regular ...................................       8,414       2.12%       8,595        2.08%       10,774     2.38%
Savings- money market .............................      25,031       4.73%      19,726        3.97%       11,461     4.96%
Time deposits less than $100,000 ..................      81,797       5.66%      39,406        5.09%       52,314     5.39%
Time deposits greater than $100,000 ...............      38,152       6.10%      57,355        5.14%       20,731     5.92%
                                                       --------                --------                  --------
Total average deposits ............................    $202,964                $168,623                  $128,844
                                                       ========                ========                  ========

         At December 31, 2000 the Corporation had $36,830,000 in certificates of deposit of $100,000 or more. The maturities of these certificates are disclosed are as follows:

Maturity
                                    (dollar amounts
                                     in thousands)
Of 3 months or less                     12,721
From 3 to 6 months                       9,050
From 6 to 12 months                     13,575
Over 12 months                           3,356
                                       -------
                                       $38,702
                                       =======


RETURN ON EQUITY AND ASSETS

         The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2000, 1999 and 1998.

                                              2000          1999          1998
                                              ----          ----          ----
Return on assets (ROA) ................      1.26%          1.06%         0.99%
Return on equity (ROE) ................     14.67%         11.12%         8.91%
Dividend payout ratio
   (dividends/net income) .............     20.50%         27.82%        28.91%
Equity as a percent of assets .........      8.59%          9.49%        11.17%

SHORT-TERM BORROWINGS

         The Corporation's short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase, which generally mature each business day. There was $9,352,000, $2,782,000, and $4,464,000
outstanding at year-end 2000, 1999 and 1998, respectively. Further information is provided in the following table.

                                                   2000        1999        1998
                                                   ----        ----        ----
                                                   (Dollar amounts in thousands)
Outstanding at year-end .......................   $9,352      $2,782      $4,464
Interest rate at year-end .....................    5.01%       3.50%       3.00%
Maximum month-end balance during the year .....   $9,532      $6,473      $7,315
Average amount outstanding during the year ....   $4,501      $5,210      $3,225
Weighted average interest
   rate during the year .......................    4.84%       3.26%       3.69%


FEDERAL HOME LOAN BANK ADVANCES

         CBI's banking subsidiaries are members of the Federal Home Loan Bank of Atlanta. As such they have access to long-term borrowing from the FHLB. There were $20,350,000, $19,420,000 and $9.490.000 outstanding in such advances at year-end 2000, 1999 and 1998, respectively. Further information on these borrowings from the FHLB is provided in the following table.




                                                  2000        1999        1998
                                                  ----        ----        ----
                                                  (Dollar amounts in thousands)
Outstanding at year-end .......................  $20,350     $19,420      $9,490
Interest rate at year-end .....................    6.04%       5.55%       5.41%
Maximum month-end balance during the year .....  $20,350     $19,420      $9,560
Average amount outstanding during the year ....  $19,385     $12,335      $6,905
Weighted average interest
   rate during the year .......................    6.01%       5.47%       5.65%


CAPITAL

Dividends

         During 2000 CBI paid cash dividends to shareholders of 22 cents per share, which totaled $645,000. This represented a dividend payout ratio (dividends divided by net income) of 20.5%. In 1999 CBI paid cash dividends to shareholders of 19 cents per share, which totaled $608,000. This represented a dividend payout ratio of 27.8%.

Common Stock

         Common stock at December 31, 2000 totaled $15,928,000 compared to $14,207,000 the prior year, an increase of $1,721,000. This increase was comprised of a transfer from retained earnings of $1,709,000, the market value of a five-percent stock dividend on January 31, 2000, as well as smaller changes associated with the exercise of stock options and shares issued by the dividend reinvestment program.

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


NONINTEREST INCOME AND EXPENSE

Noninterest income, 2000 compared to 1999

         Noninterest income increased to $1,868,000 in 2000 from $1,317,000 in 1999, a $551,000 or 41.8% increase. The major component of this change was in service charge income, which in 2000 was $1,475,000 compared to $1,031,000 in the prior year, a $444,000 or 43.1% increase. Most of this increase was related to growth in the Florence and Sumter banks' returned check fees and deposit account service charge income.

Noninterest expense, 2000 compared to 1999

         Overall, non-interest expenses increased to $6,552,000 in 2000 from $6,066,000 in 1999, an increase of $486,000 or 8%.

         Personnel costs in 2000 were $3,779,000 compared to $3,493,000 the prior year, an increase of $286,000 or 8.2%.

         Premises and equipment expenses in 2000 were $942,000 compared to $886,000 the prior year, a $56,000 or 6.3% increase.

         Marketing expenses in 2000 were $207,000 compared to $180,000 the prior year, a $27,000 or 15% increase.

         Regulatory fees in 2000 were $140,000 compared to $155,000 the prior year, a $15,000 or 9.7% decrease.

         Supplies expense was $160,000 in 2000 compared to $155,000 in the prior year, an increase of $5,000 or 3.1%.

         Director fees were $137,000 in 2000 compared to $121,000 in the prior year, an increase of $16,000 or 13.2%. Orangeburg National Bank pays outside directors $600 per month. Sumter National Bank and Florence National Banks pays outside directors $300 per month. The Florence bank began paying director fees during 2000. CBI pays outside directors $200 per month.

         FDIC insurance costs were $33,000 in 2000 compared to $23,000 in the prior year, an increase of $10,000 or 43.4%.

         All other expenses were $1,154,000 in 2000 compared to $1,053,000 in the prior year, an increase of $101,000 or 9.6%.

Income Taxes, 2000 compared to 1999

         The Corporation pays U. S. corporate income taxes and South Carolina bank income taxes. The 2000 provision for income taxes was $1,807,000 compared to $1,049,000 the prior year, an increase of $758,000 or 72.3%. The Corporation's effective average tax rate is 36.5% in 2000 compared to 32.4% the prior year. CBI was the beneficiary of the exercise of non-qualified stock options on 27,500 shares during 1999. The tax benefit to the Corporation approximated $89,000 and accounts for the temporary reduction in the effective tax rate during 1999.

Noninterest income, 1999 compared to 1998

         Noninterest income increased to $1,317,000 in 1999 from $1,055,000 in 1998, a $262,000 or 24.8% increase. The major component of this change was in service charge income, which in 1999 was $1,031,000 compared to $798,000 in the prior year, a $233,000 or 29.2% increase.

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

         Marketing expenses in 1999 were $180,000 compared to $166,000 the prior year, a $14,000 or 8.4% increase.

         Regulatory expenses in 1999 were $155,000 compared to $92,000 the prior year, a $63,000 or 68.5% increase.

         Supplies expense was $155,000 in 1999 compared to $174,000 in the prior year, a decrease of $19,000 or 10.9%.

         Director fees were $121,000 in 1999 compared to $125,000 in the prior year, a decrease of $4,000 or 3%. Orangeburg National Bank paid its outside directors $600 per month. Sumter National Bank paid its directors $300 per month. CBI paid its outside directors $200 per month. Florence National Bank did not pay outside director fees in 1999.

         FDIC insurance costs were $23,000 in 1999 compared to $16,000 in the prior year, an increase of $7,000 or 44%.

         All other expenses were $1,053,000 in 1999 compared to $889,000 in the prior year, an increase of $164,000 or 18.5%.

Income Taxes, 1999 compared to 1998

         The 1999 provision for income taxes was $1,049,000 compared to $663,000 the prior year, an increase of $386,000 or 58.2%. The Corporation's effective average tax rate was 32.4%. CBI was the beneficiary of the exercise of non-qualified stock options on 27,500 shares during 1999. The tax benefit to the Corporation approximated $89,000 and accounts for the temporary reduction in the effective tax rate.


INFLATION

         The assets and liabilities of the Corporation are mostly monetary in nature. Accordingly, the financial results and operations of the Corporation are much more affected by changes in interest rates than changes in inflation. There is, however, a strong correlation between increasing inflation and increasing interest rates. The impact of inflation has been very moderate, less than 3%, during 2000. Prospects appear good for continued low inflation, despite some increases in energy costs. Although inflation does not normally affect a financial institution as dramatically as it affects businesses with large investments in plants and inventories, it does have an effect. During periods of high inflation there are usually corresponding increases in the money supply, and banks experience above average growth in assets, loans, and deposits. General increases in the prices of goods and services also result in increased operating expenses.

LIQUIDITY

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in a timely and economical manner. The most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being the ability to attract deposits within the Banks' service areas. Core deposits (total deposits less certificates of deposit of $100,000 or more) provide a relatively stable funding base. Certificates of deposit of $100,000 or more are generally more sensitive to changes in rates, so they must be monitored carefully. Asset liquidity is provided by several sources, including amounts due from banks, federal funds sold, and investments available-for-sale.

         The Corporation maintains an available-for-sale investment portfolio. While investment securities purchased for this portfolio are generally purchased with the intent to be held to maturity, such securities are marketable and occasional sales may occur prior to maturity as part of the process of asset/liability and liquidity management. The Corporation also maintains a held-to-maturity investment portfolio. Securities in this portfolio are generally not considered a primary source of liquidity. Management deliberately maintains a short-term maturity schedule for its investments so that there is a continuing stream of maturing investments. The Corporation intends to maintain a short-term investment portfolio in order to continue to be able to supply liquidity to its loan portfolio and for customer withdrawals.

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

         The Corporation, through its Banks, has a demonstrated ability to attract deposits from its market area. Deposits have grown from $72 million in 1995 to over $218 million in 2000. This stable growing base of deposits is the major source of operating liquidity.

         The Corporation's long-term liquidity needs are expected to be primarily affected by the maturing of long-term certificates of deposit. At
December 31, 2000 the Corporation had approximately $15.3 million in certificates of deposit and other obligations maturing in one to five years. The Corporation had $17.9 million in obligations maturing after five years. The Corporation's assets maturing in the same periods were $119.4 million and $35.5 million, respectively. Even with a substantially larger dollar amount of assets maturing in both periods than liabilities, the Corporation believes that it will not have any significant long-term liquidity problems.

         In the opinion of management, the current and projected liquidity position is adequate.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         Market risk is the risk of loss from adverse changes in market prices and rates. The Corporation's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Corporation manages other risks, such as credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be its most significant market risk and this risk could potentially have the largest material effect on the Corporation's financial condition and results of operations. Other types of market risks such as foreign currency exchange risk and commodity price risk, do not arise in the normal course of community banking activities.

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

         The Corporation's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Corporation's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a quarterly basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve-month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 100 and 200 basis points. According to the model as of December 31, 2000 the Corporation is positioned so that net interest income will increase $240,000 and net income will increase $147,000 if interest rates rise 300 basis points in the next twelve months. Conversely, net interest income will decline $251,000 and net income will decline $154,000 if interest rates decline 200 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Corporation could undertake in response to changes in interest rates.

         The Market Risk table, which follows this discussion, shows the Corporation's financial instruments that are sensitive to changes in interest rates. The Corporation uses certain assumptions to estimate fair values and expected maturities. For assets, expected maturities are based upon contractual maturity, projected repayments, and prepayment of principal and potential calls. For core deposits without contractual maturity (i.e., interest checking, savings and money market accounts), the table presents principal cash flows based on management's judgment concerning their most likely runoff. The actual maturities and runoff could vary substantially if future prepayments, runoff and calls differ from the Corporation's historical experience.


                               Average
                                rate      2001       2002       2003       2004       2005    After 2006    Balance    Fair value
                                ----      ----       ----       ----       ----       ----    ----------    -------    ----------
                                                                       (Dollar amounts in thousands)
Earning assets
Interest bearing deposits        6.25%   $   594    $     -    $     -    $     -    $     -    $     -      $    594     $    594
                                                                                                             --------     --------
Investment securities            6.38%     1,740      7,487      8,300      9,028     13,217     12,984        52,756
Investment securities - tax      6.01%       201                   412        197                                 810
     exempt                                                                                                  --------
Total securities investments                                                                                   53,566       53,412
                                                                                                             --------     --------
Federal funds sold               6.45%     8,130          -          -          -          -          -         8,130        8,130
Loans                            9.32%    92,325     12,904     22,864     25,499     19,176     22,309       195,077      197,811

Interest bearing liabilities
Savings                          4.06%     1,919      1,823      1,732      1,646      1,563     29,702        38,385
Interest bearing transaction     1.56%     1,135      1,079      1,025        973        925     17,571        22,708
     accounts
Time deposits < $100,000         5.66%    75,329      9,815      1,166        456        936         95        87,797
Time deposits > $100,000         6.10%    35,719      2,637        144        100        102          -        38,702
                                                                                                             --------
Total deposits                                                                                                187,592      187,365
                                                                                                             --------     --------
Short term borrowing             4.84%     9,352          -          -          -          -          -         9,352        9,352
FHLB advances                    6.01%    $2,500    $     -    $     -    $     -     $1,650    $16,200      $ 20,350     $ 20,209

         The static interest rate sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to the static repricing structure of the Banks' assets and liabilities. At December 31, 2000 on a cumulative basis through twelve months, rate sensitive liabilities exceeded rate sensitive assets, by $81.5 million. The liability sensitive position is largely due to the assumption that the Banks' $61 million in interest bearing transaction accounts, savings accounts and money market accounts will reprice within a year. This assumption may or may not be valid, since these accounts vary greatly in their sensitivity to interest rate changes in the market.

         The following table summarizes the Corporation's interest sensitivity position as of December 31, 2000.


                          Interest Sensitivity Analysis

                                                  Within 3                                  Over 5
                                                   months     4-12 months    1-5 years       years       Total
                                                   ------     -----------    ---------       -----       -----
                                                                  (Dollar amounts in thousands)
   Interest earning assets
   Interest bearing deposits .................    $    594      $      -     $      -        $     -    $    594
   Taxable investment securities .............         700         1,241       37,835         12,980      52,756
   Tax exempt investment securities ..........           -             -          810              -         810
   Federal funds sold ........................       8,130             -            -              -       8,130
   Loans, net of unearned income .............      78,229        13,577       80,716         22,555     195,077
                                                  --------      --------     --------        -------    --------

   Total interest earning assets .............      87,653        14,818      119,361         35,535     257,367
                                                  --------      --------     --------        -------    --------

   Interest bearing liabilities
   Savings ...................................      38,385             -            -              -      38,385
   Interest bearing transaction accounts .....      22,708             -            -              -      22,708
   Time deposits < $100M .....................      23,728        51,970       12,004             95      87,797
   Time deposits > $100M .....................      12,721        22,625        3,356              -      38,702
   Short term borrowing ......................       9,352             -            -              -       9,352
   FHLB advances .............................           -         2,570          140         17,640      20,350
                                                  --------      --------     --------        -------    --------

   Total interest bearing liabilities ........    $106,894      $ 77,165     $ 15,500        $17,735    $217,294
                                                  --------      --------     --------        -------    --------

   Interest sensitivity gap ..................    $(19,241)     $(62,347)    $103,861        $17,800    $ 40,073
   Cumulative gap ............................     (19,241)      (81,588)      22,273         40,073
   RSA/RSL ...................................         82%           19%
   Cumulative RSA/RSL ........................         82%           56%

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

Item 8.  Financial Statements and Supplementary Data

         Please see the attached audited financial statements for the period ended December 31, 2000.

                   COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                         PAGE

Independent Auditors' Report ..........................................................................     31
Consolidated Balance Sheets, December 31, 2000 and 1999 ...............................................     32
Consolidated Statements of Income, Years Ended December 31,
   2000, 1999 and 1998 ................................................................................  33-34
Consolidated Statements of Changes in Shareholders' Equity, Years Ended
   December 31, 2000, 1999 and 1998 ...................................................................  35-36
Consolidated Statements of Cash Flows, Years Ended December 31,
   2000, 1999 and 1998 ................................................................................  37-38
Notes to Consolidated Financial Statements ............................................................  39-62

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and
Board of Directors of
Community Bankshares, Inc.


We have audited the accompanying consolidated balance sheets of Community Bankshares, Inc., and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community
Bankshares, Inc., and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.

                                        s/J. W. Hunt & Company, L.L.P.

Columbia, South Carolina
February 2, 2001

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 2000 AND 1999

                                     ASSETS

($ in thousands)                                                                                        2000                 1999
                                                                                                        ----                 ----

Cash and due from banks ................................................................            $  10,209             $  12,275
Federal funds sold .....................................................................                8,130                 8,040
                                                                                                    ---------             ---------
                 Total cash and cash equivalents .......................................               18,339                20,315
Interest-bearing deposits with banks ...................................................                  594                   788
Securities available for sale, at fair value ...........................................               41,195                30,566
Securities held to maturity (fair value approximates $12,217
   and $12,919 as of December 31, 2000 and 1999, respectively) .........................               12,371                13,369
Loans held for sale ....................................................................                  343                   269
Loans receivable, net of allowance for loan
   losses of $2,424 in 2000 and $1,936 in 1999 .........................................              192,653               155,153
Accrued interest receivable ............................................................                2,330                 1,700
Premises and equipment - net ...........................................................                4,411                 4,619
Net deferred tax asset .................................................................                  795                   858
Other assets ...........................................................................                  292                   393
                                                                                                    ---------             ---------

                  Total assets .........................................................              273,323               228,030
                                                                                                    =========             =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits:
      Demand, non interest-bearing .....................................................            $  31,219             $  26,878
      Interest-bearing transaction accounts ............................................               22,708                18,372
      Savings ..........................................................................               38,385                30,506
      Certificates of deposit of $100 and over .........................................               38,702                36,163
      Other time deposits ..............................................................               87,797                72,445
                                                                                                    ---------             ---------
                  Total deposits .......................................................              218,811               184,364
      Federal funds purchased and securities sold under
         agreements to repurchase ......................................................                9,352                 2,782
      Federal Home Loan Bank advances ..................................................               20,350                19,420
      Accrued interest payable .........................................................                1,224                   770
      Accrued expenses and other liabilities ...........................................                  447                   449
                                                                                                    ---------             ---------
                  Total liabilities ....................................................              250,184               207,785
                                                                                                    ---------             ---------

Shareholders' equity:
   Common stock - no par  value,  authorized  shares
      - 12,000,000; issued and outstanding - 3,199,180 shares
      in 2000 and 3,191,462 shares in 1999 .............................................               15,928                14,207
   Retained earnings ...................................................................                7,342                 6,549
   Accumulated other comprehensive loss ................................................                 (131)                 (511)
                                                                                                    ---------             ---------
                  Total shareholders' equity ...........................................               23,139                20,245
                                                                                                    ---------             ---------

                  Total liabilities and shareholders' equity ...........................              273,323               228,030
                                                                                                    =========             =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF INCOME, YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

($ in thousands, except per share data)                                                  2000               1999              1998
                                                                                         ----               ----              ----

Interest and dividend income:
   Loans, including fees ..................................................            $16,750            $12,406            $ 9,697
   Deposits with other financial institutions .............................                 64                101                126
   Investment securities interest and dividends:
      Interest - U. S. Treasury and
         U.S. Government Agencies .........................................              2,891              2,352              1,831
      Interest - tax-exempt securities ....................................                 32                 30                 14
      Dividends ...........................................................                134                106                 84
   Federal funds sold and securities
      purchased under agreements to resell ................................                430                555                568
                                                                                       -------            -------            -------
                  Total interest and dividend income ......................             20,301             15,550             12,320
                                                                                       -------            -------            -------
Interest expense:
   Deposits:
      Interest-bearing transaction accounts ...............................                329                269                253
      Savings .............................................................              1,358                942                774
      Certificates of deposit of $100 and over ............................              2,279              1,523              1,174
      Certificates of deposit of less than $100 ...........................              4,626              3,379              2,844
                                                                                       -------            -------            -------
                  Total interest on deposits ..............................              8,592              6,113              5,045
   Federal funds purchased and securities sold
      under agreements to repurchase ......................................                218                170                119
   Federal Home Loan Bank advances ........................................              1,165                675                390
                                                                                       -------            -------            -------
                  Total interest expense ..................................              9,975              6,958              5,554
                                                                                       -------            -------            -------
Net interest income .......................................................             10,326              8,592              6,766
Provision for loan losses .................................................                688                612                484
                                                                                       -------            -------            -------
                  Net interest income after provision
                     for loan losses ......................................              9,638              7,980              6,282
                                                                                       -------            -------            -------
Noninterest income:
   Service charges on deposit accounts ....................................              1,475              1,031                798
   Deposit box rent .......................................................                 25                 24                 19
   Bank card fees .........................................................                 29                 14                 12
   Credit life insurance commissions ......................................                 77                 48                 74
   Other ..................................................................                262                200                152
                                                                                       -------            -------            -------
                  Total noninterest income ................................              1,868              1,317              1,055
                                                                                       -------            -------            -------
Noninterest expenses:
   Salaries and employee benefits .........................................              3,779              3,493              2,911
   Premises and equipment .................................................                942                886                701
   Marketing ..............................................................                207                180                166
   Regulatory fees ........................................................                140                155                 92
   Supplies ...............................................................                160                155                174
   Director fees ..........................................................                137                121                125
   FDIC insurance .........................................................                 33                 23                 16
   Other ..................................................................              1,154              1,053                889
                                                                                       -------            -------            -------
                  Total noninterest expenses ..............................              6,552              6,066              5,074
                                                                                       -------            -------            -------

                                                                (Continued) - 1.

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME, YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                          2000              1999             1998
                                                                                          ----              ----             ----

Income before provision for income taxes and
   cumulative effect of a change in accounting principle ....................           $ 4,954           $ 3,231           $ 2,263

Provision for income taxes ..................................................             1,807             1,049               663
                                                                                        -------           -------           -------

Income before cumulative effect of a change in
   accounting principle .....................................................             3,147             2,182             1,600

Cumulative effect of a change in accounting principle,
   net of tax ...............................................................                 -                 -                33
                                                                                        -------           -------           -------

            Net income ......................................................             3,147             2,182             1,567
                                                                                        =======           =======           =======

Average number of common shares outstanding .................................             3,194             3,189             3,041
                                                                                        =======           =======           =======

Average number of common shares outstanding,
   assuming dilution ........................................................             3,215             3,215             3,097
                                                                                        =======           =======           =======

Basic earnings per common share:

   Income before cumulative effect of a change in
      accounting principle ..................................................           $  0.99           $  0.68           $  0.53

   Cumulative effect of a change in accounting principle,
      net of tax ............................................................                 -                 -             (0.01)
                                                                                        -------           -------           -------

   Net income ...............................................................              0.99              0.68              0.52
                                                                                        =======           =======           =======

Diluted earnings per common share:

   Income before cumulative effect of a change in
      accounting principle ..................................................           $  0.98           $  0.68           $  0.52

   Cumulative effect of a change in accounting principle,
      net of tax ............................................................                 -                 -             (0.01)
                                                                                        -------           -------           -------

   Net income ...............................................................              0.98              0.68              0.51
                                                                                        =======           =======           =======




                                                                 (Concluded) -2.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY,
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

($ in thousands, except per share data)

                                                                                                         ACCUMULATED
                                                                                                           OTHER
                                                               COMMON STOCK              RETAINED       COMPREHENSIVE
                                                        SHARES            AMOUNT         EARNINGS        INCOME (LOSS)        TOTAL
                                                        ------            ------         --------        -------------        -----

Balance,
   January 1, 1998 ............................       2,766,410       $    9,156       $    3,861       $       20       $   13,037

   Common stock issued ........................         433,660            5,579                -                -            5,579

   Stock issuance cost ........................               -              (87)               -                -              (87)
                                                                                                                         ----------

   Comprehensive income:
     Net income ...............................               -                -            1,567                -            1,567

     Change in unrealized gains
        (losses), net of applicable
        deferred income taxes
        on securities
        available for sale ....................               -                -                -               16               16
                                                                                                                         ----------
            Total comprehensive income ........                                                                               1,583
                                                                                                                         ----------

   Dividends paid at $.15
      per share ...............................               -                -             (453)               -             (453)
                                                     ----------       ----------       ----------       ----------       ----------

Balance,
   December 31, 1998 ..........................       3,200,070           14,648            4,975               36           19,659

   Repurchase of common stock .................         (49,455)            (630)               -                -             (630)

   Common stock issued ........................          40,847              189                -                -              189
                                                                                                                         ----------

   Comprehensive income:
     Net income ...............................               -                -            2,182                -            2,182

     Change in unrealized gains
        (losses), net of applicable
        deferred income taxes
        on securities
        available for sale ....................               -                -                -             (547)            (547)
                                                                                                                         ----------
            Total comprehensive income ........               -                -                -                -            1,635
                                                                                                                         ----------

   Dividends paid at $.19
      per share ...............................               -                -             (608)               -             (608)
                                                     ----------       ----------       ----------       ----------       ----------



                                                                (Continued) - 1.

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY,
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                    ($ in thousands, except per share data)

                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                                              COMMON STOCK              RETAINED       COMPREHENSIVE
                                                         SHARES          AMOUNT         EARNINGS       INCOME (LOSS)        TOTAL
                                                         ------          ------         --------       -------------        -----

Balance,
   December 31, 1999 ..........................       3,191,462       $   14,207       $    6,549       $     (511)      $   20,245

   Shares issued by DRIP ......................           5,335                3                -                -                3

   Common stock issued ........................           2,520               19                -                -               19

   Costs of stock dividend ....................               -              (10)               -                -              (10)

   Cash-in-lieu of 5% stock dividend ..........            (137)               -                -                -                -

   Market value of 5% stock dividend ..........               -            1,709           (1,709)               -                -
                                                                                                                         ----------

   Comprehensive income:
     Net income ...............................               -                -            3,147                -            3,147

     Change in unrealized gains
        (losses), net of applicable
        deferred income taxes
        on securities
        available for sale ....................               -                -                -              380              380
                                                                                                                         ----------
            Total comprehensive income ........                                                                               3,527
                                                                                                                         ----------

   Dividends paid at $.22
      per share ...............................               -                -             (645)               -             (645)
                                                     ----------       ----------       ----------       ----------       ----------

Balance,
   December 31, 2000 ..........................       3,199,180           15,928            7,342             (131)          23,139
                                                     ==========       ==========       ==========       ==========       ==========












                                                                (Concluded) - 2.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS,
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

($ in thousands)

                                                                                        2000              1999             1998
                                                                                        ----              ----             ----

Cash flows from operating activities:
   Net income ................................................................         $  3,147          $  2,182          $  1,567
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization ..........................................              478               462               437
      Accretion of discounts and amortization of premiums -
         securities - net ....................................................               15               (14)               (8)
      Provision for loan losses ..............................................              688               612               484
      Deferred income taxes ..................................................             (148)             (405)             (102)
      Proceeds from sales of real estate loans held for sale .................            5,868             9,963            12,089
      Originations of real estate loans held for sale ........................           (5,868)           (9,963)          (12,089)
      Increase in real estate loans held for sale ............................              (74)             (453)             (363)
      Net changes in operating assets and liabilities:
         Accrued interest receivable .........................................             (630)             (458)              (75)
         Other assets ........................................................              101               289              (339)
         Accrued interest payable ............................................              454               167                93
         Other liabilities ...................................................               (2)               14               187
                                                                                       --------          --------          --------
                  Net cash provided by operating activities ..................            4,029             2,396             1,881
                                                                                       --------          --------          --------

Cash flows from investing activities:
   Net (increase) decrease in interest-bearing deposits
      with banks .............................................................              194               789              (339)
   Purchases of securities held to maturity ..................................                -            (2,424)          (19,253)
   Purchases of securities available for sale ................................          (16,797)          (23,050)          (23,181)
   Proceeds from maturities of securities
      held to maturity .......................................................            1,000             4,340            21,284
   Proceeds from maturities of securities
      available for sale .....................................................            6,742            10,485            19,479
   Loan originations and principal collections, net ..........................          (38,188)          (38,261)          (26,012)
   Purchases of premises and equipment .......................................             (270)           (1,189)           (1,530)
                                                                                       --------          --------          --------
                  Net cash used by investing activities ......................          (47,319)          (49,310)          (29,552)
                                                                                       --------          --------          --------










                                                                (Continued) - 1.

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS,
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                           2000             1999             1998
                                                                                           ----             ----             ----

Cash flows from financing activities:
   Net increase in demand, transaction
      and savings deposit accounts ...........................................         $ 16,556          $ 10,048          $ 16,544
   Net increase in time deposits .............................................           17,891            26,686            13,919
   Net increase (decrease) in federal funds purchased
      and securities sold under agreements to repurchase .....................            6,570            (1,682)            1,913
   Federal Home Loan Bank advances ...........................................              930             9,930             8,430
   Repurchase of stock .......................................................                -              (630)                -
   Proceeds from issuance of common stock ....................................                3                 -             5,372
   Stock issuance cost .......................................................              (10)                -               (87)
   Proceeds from exercise of stock options ...................................               19               189               207
   Dividends paid ............................................................             (645)             (608)             (453)
                                                                                       --------          --------          --------
                  Net cash provided by financing activities ..................           41,314            43,933            45,845
                                                                                       --------          --------          --------

Net change in cash and cash equivalents ......................................           (1,976)           (2,981)           18,174

Cash and cash equivalents at beginning of year ...............................           20,315            23,296             5,122
                                                                                       --------          --------          --------

Cash and cash equivalents at end of year .....................................           18,339            20,315            23,296
                                                                                       ========          ========          ========

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
      Cash payments for interest .............................................         $  9,590          $  6,751          $  5,461
                                                                                       ========          ========          ========

      Cash payments for income taxes .........................................         $  1,927          $  1,287          $    718
                                                                                       ========          ========          ========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING ACTIVITIES:
      Transfers of loans receivable to other
         real estate owned ...................................................         $    145          $     99          $      -
                                                                                       ========          ========          ========

      Transfer from retained earnings to
         common stock outstanding for the market
         value of the 5% stock dividend ......................................         $  1,709          $      -          $      -
                                                                                       ========          ========          ========






                                                                (Concluded) - 2.



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

     USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

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

     FORECLOSED ASSETS:

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

     INCOME TAXES:

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

     ADVERTISING COSTS:

The cost of advertising is expensed as incurred.

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

     COMPREHENSIVE INCOME:

The Corporation adopted SFAS No. 130, Reporting Comprehensive Income, as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available for sale, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Corporation's net income or shareholders' equity. Currently, the Corporation's only component of Comprehensive Income (Loss) is its unrealized gains (losses) on securities available for sale.

     RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The statement requires that all derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value, and that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which delays the original effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material effect on the Corporation's consolidated financial statements.

In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces and carries over most of the provisions of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and it revises those standards for accounting for securitizations and other transfers of assets and collateral and requires additional disclosures. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers occurring after March 31, 2001, however, is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The effect of implementation of the Statement's provisions at December 31, 2000 was immaterial to the Corporation's consolidated financial statements. The Corporation does not anticipate the implementation of the remaining provisions of the Statement effective subsequent to March 31, 2001 will have a material effect on its earnings or financial condition.

     OTHER:

Certain amounts previously reported in the statements have been restated to conform to the current year's presentation and disclosure requirements.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS:

The Banks are required to maintain average reserve balances with the Federal Reserve, or in available cash. The average daily reserve balance requirements at December 31, 2000 was approximately $540,000.

At December 31, 2000, the Corporation had cash balances with correspondent banks totaling approximately $274,000, all fully insured by the FDIC.

NOTE 4 - SECURITIES:

Securities held to maturity consist of the following (in thousands of dollars):

                                                                                       DECEMBER 31, 2000
                                                                                       -----------------
                                                                                  GROSS                 GROSS
                                                             AMORTIZED          UNREALIZED            UNREALIZED             FAIR
                                                               COST               GAINS                 LOSSES               VALUE
                                                               ----               -----                 ------               -----
U.S. Government and
   federal agencies ...........................              $12,371              $     1              $  (155)              $12,217
                                                             =======              =======              =======               =======

                                                                                       DECEMBER 31, 1999
                                                                                       -----------------
                                                                                  GROSS                 GROSS
                                                             AMORTIZED          UNREALIZED            UNREALIZED             FAIR
                                                               COST               GAINS                 LOSSES               VALUE
                                                               ----               -----                 ------               -----
U.S. Government and
   federal agencies ...........................              $13,369              $     2              $  (452)              $12,919
                                                             =======              =======              =======               =======

Securities available for sale consist of the following (in thousands of dollars):

                                                                                       DECEMBER 31, 2000
                                                                                       -----------------
                                                                                   GROSS               GROSS
                                                             AMORTIZED          UNREALIZED            UNREALIZED             FAIR
                                                               COST                GAINS               LOSSES                VALUE
                                                               ----                -----               ------                -----
U.S. Government and
   federal agencies ...........................              $38,599              $    21              $  (216)              $38,404
State and local
   governments ................................                  814                    1                   (5)                  810
Federal Home Loan
   Bank stock .................................                1,396                    -                    -                 1,396
Federal Reserve
   Bank stock .................................                  408                    -                    -                   408
Equity securities .............................                  177                    -                    -                   177
                                                             -------              -------              -------               -------
            Total .............................               41,394                   22                 (221)               41,195
                                                             =======              =======              =======               =======

                                                                                       DECEMBER 31, 1999
                                                                                       -----------------
                                                                                   GROSS                GROSS
                                                             AMORTIZED           UNREALIZED            UNREALIZED             FAIR
                                                               COST                GAINS                LOSSES                VALUE
                                                               ----                -----                ------                -----

U.S. Government and
   federal agencies ...........................              $28,931              $     2              $  (782)              $28,151

State and local
   governments ................................                  825                    1                  (12)                  814

Federal Home Loan
   Bank stock .................................                1,016                    -                    -                 1,016

Federal Reserve
   Bank stock .................................                  408                    -                    -                   408

Equity securities .............................                  177                    -                    -                   177
                                                             -------              -------              -------               -------

            Total .............................               31,357                    3                 (794)               30,566
                                                             =======              =======              =======               =======


The amortized cost and fair value of debt securities at December 31, 2000, by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                             SECURITIES                           SECURITIES
                                                                        HELD-TO-MATURITY                      AVAILABLE-FOR-SALE
                                                                   AMORTIZED            FAIR               AMORTIZED          FAIR
(In thousands of dollars)                                            COST               VALUE                COST             VALUE
                                                                     ----               -----                ----             -----

Due in one year or less ................................            $     -            $     -            $ 2,163            $ 2,153
Due after one year through
   five years ..........................................             12,371             12,217             27,642             27,486
Due after five years through
   ten years ...........................................                  -                  -              9,608              9,575
                                                                    -------            -------            -------            -------
            Subtotal ...................................             12,371             12,217             39,413             39,214
Equity securities ......................................                  -                  -              1,981              1,981
                                                                    -------            -------            -------            -------

            Total ......................................             12,371             12,217             41,394             41,195
                                                                    =======            =======            =======            =======

The following is a summary of maturities and yields of securities held to maturity and securities available for sale as of December 31, 2000 (in thousands of dollars):

                                                                              After five years
                                                         After one year but    but within ten
                                        Within one year  within five years          years         Over ten years          Total
                                        ---------------  -----------------          -----         --------------          -----

Securities held to maturity:
Federal agency obligations ........... $     -   0.00%    $12,371    6.05%    $     -    0.00%    $     -    0.00%  $12,371    6.05%
                                       -------   ----     -------    ----     -------    ----     -------    ----   -------    ----
          Total held to maturity .....       -   0.00%     12,371    6.05%          -    0.00%          -    0.00%   12,371    6.05%
                                       -------   ----     -------    ----     -------    ----     -------    ----   -------    ----

Securities available for sale:
Federal agency obligations ...........   1,941   5.14%     26,888    6.07%      9,575    6.98%          -    0.00%   38,404    6.25%
State and local governments ..........     212   4.14%        598    3.80%          -    0.00%          -    0.00%      810    3.89%
Equities .............................       -   0.00%          -    0.00%          -    0.00%      1,981    7.05%    1,981    7.05%
                                       -------   ----     -------    ----     -------    ----     -------    ----   -------    ----
         Total available for sale ....   2,153   5.04%     27,486    5.99%      9,575    6.98%      1,981    7.05%   41,195    6.24%
                                       -------   ----     -------    ----     -------    ----     -------    ----   -------    ----

Total for portfolio ..................   2,153   5.04%     39,857    6.03%      9,575    6.98%      1,981    7.05%   53,566    6.20%
                                       =======   ====     =======    ====     =======    ====     =======    ====   =======    ====

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

At December 31, 2000 and 1999, investment securities with a carrying value of $19,282,000 and $15,155,000, respectively, were pledged to secure public deposits, FHLB advances, and for other purposes required and permitted by law. At December 31, 2000 and 1999, the carrying amount of securities pledged to secure repurchase agreements was approximately $10,051,000 and $3,134,000, respectively.

NOTE 5 - LOANS RECEIVABLE:

The following is a summary of loans by category at December 31, 2000 and 1999 (in thousands of dollars):

                                                               2000        1999
                                                               ----        ----
Commercial, financial and agricultural .................    $ 51,966    $ 39,752
Real estate - construction .............................      15,389       9,156
Real estate - mortgage .................................      98,154      84,680
Installment loans to individuals .......................      29,270      23,033
Obligations of states and political subdivisions .......         298         468
                                                            --------    --------

          Total loans - gross ..........................     195,077     157,089
                                                            ========    ========

The loan portfolio included fixed rate and adjustable rate loans totaling $121,122,000 and $73,955,000, respectively, at December 31, 2000.

Overdrawn demand deposits totaling $864,000 and $492,000 have been reclassified as loan balances at December 31, 2000 and 1999, respectively.

Gross proceeds on mortgage loans originated for resale were approximately $5,900,000, $9,900,000, and $12,100,000 for the years ended December 31, 2000,
1999 and 1998, respectively. The Bank sold all of these loans at par; therefore, no gain or loss was recognized on the sales.

Loans outstanding to directors, executive officers, principal holders of equity securities, or to any of their associates totaled $7,299,000 at December 31, 2000, and $7,545,000 at December 31, 1999. A total of $5,278,000 in loans were made or added, while a total of $5,524,000 were repaid or deducted during 2000. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. Changes in the composition of the board of directors or the group comprising executive officers result in additions to or deductions from loans outstanding to directors, executive officers or principal holders of equity securities.

Changes in the allowance for loan losses and related ratios for the years ended December 31, 2000, 1999 and 1998, were as follows (in thousands of dollars):

                                                                                    2000                1999                 1998
                                                                                    ----                ----                 ----
Average amount of loans outstanding .................................            $179,654             $139,215             $103,349
                                                                                 ========             ========             ========
Allowance for loan losses at beginning
   of year ..........................................................            $  1,936             $  1,459             $  1,140
                                                                                 --------             --------             --------
Loan charge-offs:
   Real estate ......................................................                  78                    -                    7
   Installment ......................................................                 116                   95                  111
   Credit cards and related plans ...................................                   9                    5                    6
   Commercial and other .............................................                  33                   80                   56
                                                                                 --------             --------             --------
         Total charge-offs ..........................................                 236                  180                  180
                                                                                 --------             --------             --------
Recoveries:
   Real estate ......................................................                   3                    -                    -
   Installment ......................................................                  25                   17                   12
   Credit cards and related plans ...................................                   2                    3                    3
   Commercial and other .............................................                   6                   25                    -
                                                                                 --------             --------             --------
         Total recoveries ...........................................                  36                   45                   15
                                                                                 --------             --------             --------
Net charge-offs .....................................................                 200                  135                  165
                                                                                 --------             --------             --------
Provision for loan losses ...........................................                 688                  612                  484
                                                                                 --------             --------             --------
Allowance for loan losses at end of year ............................               2,424                1,936                1,459
                                                                                 ========             ========             ========
Ratios
Net charge-offs to average loans
   outstanding ......................................................                0.11%                0.10%                0.16%
Net charge-offs to loans outstanding
   at end of year ...................................................                0.10%                0.09%                0.14%
Allowance for loan losses to average
   loans ............................................................                1.35%                1.39%                1.41%
Allowance for loan losses to total loans
   at end of year ...................................................                1.24%                1.23%                1.24%
Net charge-offs to allowance for loan losses
                                                                                     8.25%                6.97%               11.31%
Net charge-offs to provision for
   loan losses ......................................................               29.07%               22.06%               34.09%

The following is a summary of information pertaining to impaired loans:

                                                         Year Ended December 31,
                                                         -----------------------
                                                              2000         1999
                                                              ----         ----
                                                                (In thousands)

Impaired loans without a valuation allowance .............   $  -            $ -
Impaired loans with a valuation allowance ................    238             90
                                                             ----           ----

Total impaired loans .....................................    238             90
                                                             ====           ====

Valuation allowance related to impaired loans ............   $ 36           $ 14
                                                             ====           ====

                                                        Years Ended December 31,
                                                        ------------------------
                                                        2000       1999     1998
                                                        ----       ----     ----
                                                             (In thousands)

Average investment in impaired loans ..............     $  331     $  53     $74
                                                        ======     =====     ===

Interest income recognized on impaired loans ......     $    -     $   -     $ -
                                                        ======     =====     ===

Interest  income recognized on a
cash basis on impaired loans ......................     $    -     $   -     $ -
                                                        ======     =====     ===

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual, past due loans, and other real estate owned at December 31, 2000 and 1999, were as follows (in thousands of dollars):

                                                                 2000     1999
                                                                 ----     ----

Nonaccrual loans ...........................................     $238      $ 90
Accruing loans 90 days or more past due ....................       93         6
                                                                 ----      ----

          Total ............................................      331        96
                                                                 ====      ====

          Total as a percentage of outstanding loans .......     0.17%     0.06%
                                                                 ====      ====

Foreclosed assets ..........................................     $  -      $  -
                                                                 ====      ====

Gross interest income that would have been recorded for the years ended December 31, 2000, 1999 and 1998 if nonaccrual loans had been performing in accordance with their original terms was approximately $32,600, $2,100 and $2,100, respectively.

NOTE 6 - PREMISES AND EQUIPMENT:

Premises and equipment at December 31, 2000 and 1999, consist of the following (in thousands of dollars):

                                                             2000          1999
                                                             ----          ----

Land ...............................................        $  761        $  761
Building and components ............................         2,821         2,749
Furniture, fixtures and equipment ..................         3,055         2,921
                                                            ------        ------
          Total ....................................         6,637         6,431
Less, accumulated depreciation .....................         2,226         1,812
                                                            ------        ------

          Premises and equipment - net .............         4,411         4,619
                                                            ======        ======

Depreciation expense was approximately $478,000, $462,000, and $371,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Rent expense totaled approximately $48,000, $49,500, and $25,000 in 2000, 1999, and 1998, respectively.

NOTE 7 - DEPOSITS:

At December 31, 2000, the scheduled maturities of time deposits greater than $100,000 are as follows (in thousands of dollars):

         Maturing in
         -----------
         2001 ................................      $35,719
         2002 ................................        2,637
         2003 ................................          144
         2004 ................................          100
         2005 ................................          102
                                                    -------

         Total                                       38,702
                                                     ======

Deposits  of  directors  and  officers  totaled  approximately   $3,825,000  and
$4,484,000 at December 31, 2000 and 1999, respectively.

NOTE 8 - OTHER BORROWED FUNDS:

Federal funds purchased and securities sold under agreements with customers to repurchase generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Corporation monitors the fair value of the underlying securities on a daily basis. All securities underlying these agreements are institution-owned securities.

Information concerning securities sold under agreements to repurchase is summarized as follows (in thousands of dollars):

                                                            2000          1999
                                                            ----          ----

Outstanding at year-end ............................     $  9,352      $  2,782
Interest rate at year-end ..........................         5.01%         3.50%
Interest expense ...................................     $146,778      $149,274
Maximum month-end balance during the year ..........     $  9,532      $  6,473
Average amount outstanding during the year .........     $  4,501      $  5,210
Weighted average interest rate during the year .....         4.84%         3.26%

At December 31, 2000 and 1999 there were no federal funds purchased.

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES:

The Banks are members of the Federal Home Loan Bank of Atlanta and as such, have access to long-term borrowing. The collateral for any such borrowings are blanket liens on ONB's and SNB's one-to-four family residential loans and all the banks' stock in the Federal Home Loan Bank. Borrowings during 2000 and 1999 are summarized as follows (in thousands of dollars):

                                                             2000         1999
                                                             ----         ----

Outstanding at year-end ..............................     $20,350      $19,420
Interest rate at year-end ............................        6.04%        5.55%
Maximum amount outstanding at any month-end ..........     $20,350      $19,420
Average amount outstanding during the year ...........     $19,385      $12,335
Weighted average interest rate during the year .......        6.01%        5.47%

Required principal reductions are as follows (in thousands of dollars):

            YEAR ENDING:
                2001 .....................  $ 2,500
                2002 .....................        -
                2003 .....................        -
                2004 .....................        -
                2005 .....................    1,650
                 Thereafter ..............   16,200
                                            -------
                        Total ............   20,350
                                            =======

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

NOTE 11 - STOCK OPTIONS AND DIVIDEND REINVESTMENT SHARES:

At December 31, 2000, 285,600 common shares were reserved for issuance for employee stock option plans and 630,000 common shares were reserved for issuance pursuant to the dividend reinvestment and additional stock purchase plan.

During 1999, the Corporation amended its 1997 Stock Option Plan. Under the amended Plan, up to 285,600 shares of common stock were authorized to be granted to selected officers and other employees of the Corporation and its subsidiaries pursuant to exercise of incentive and nonqualified stock options. Of such shares, 190,050 were reserved for issuance pursuant to exercise of incentive stock options and 95,550 were reserved for issuance pursuant to exercise of nonqualified stock options.

The exercise price of any qualified option granted is equal to the fair value of the common stock on the date the option is granted. Nonqualified options can be issued for less than fair value; however, the Corporation has not elected to issue these options for less than fair value at the date of the grant.

The Corporation applies APB Opinion 25 and related Interpretations in accounting for the stock-based compensation plans. Accordingly, no compensation cost has been recognized for the stock-based compensation plans. Had compensation cost for the stock-based compensation plans been recognized based on the fair value at the grant dates for the stock options consistent with the method prescribed by SFAS No. 123, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                                              Year Ended
                                                           December 31, 1999
                                                           -----------------
                                                      (In thousands, except per
                                                             share data)

     Net income                       As reported                 $2,182
                                       Pro Forma                   1,678

     Basic earnings per share         As reported                  $0.68
                                       Pro Forma                    0.53

     Diluted earnings per share       As reported                  $0.68
                                       Pro Forma                    0.52

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                Year Ended
                                                            December 31, 1999
                                                            -----------------

              Dividend yield ............................           1.54%
              Expected life .............................         7.9 years
              Expected volatility .......................           27.5%
              Risk-free interest rate ...................           5.30%

A summary of the status of the Corporation's 1994 stock option plan is presented below:

                                                          2000                        1999                         1998
                                                          ----                        ----                         ----
                                                               Exercise                       Exercise                      Exercise
                                                   Shares        Price          Shares          Price        Shares           Price
                                                   ------        -----          ------          -----        ------           -----
Fixed options:
  Outstanding at beginning of year ............         -         $  -          28,875        $   3.71       84,525        $   3.71
  Granted .....................................         -            -               -               -            -               -
  Exercised ...................................         -            -         (28,875)           3.71      (55,650)           3.71
  Forfeited ...................................         -            -               -               -            -               -
                                                   ------                      -------                      -------
  Outstanding at end of year ..................         -            -               -               -       28,875            3.71
                                                   ======                      =======                      =======
Options exercisable at year-end ...............         -            -               -               -       28,875            3.71

A summary of the status of the Corporation's 1997 pre-amended stock option plan is presented below:

                                                                    2000                     1999                    1998
                                                                    ----                     ----                    ----
                                                                          Exercise                Exercise                 Exercise
                                                            Shares         Price      Shares        Price     Shares         Price
                                                            ------         -----      ------        -----     ------         -----

Fixed options:
  Outstanding at beginning of year ................        63,840        $   7.60     75,390      $   7.60     79,590      $   7.60
  Granted .........................................             -            -             -          -             -          -
  Exercised .......................................        (2,520)           7.60    (10,710)         7.60     (2,310)         7.60
  Forfeited .......................................             -            -          (840)         7.60     (1,890)         7.60
                                                           ------                    -------                  -------
  Outstanding at end of year ......................        61,320            7.60     63,840          7.60     75,390          7.60
                                                           ======                    =======                  =======

Options exercisable at year-end ...................        61,320            7.60     63,840          7.60     75,390          7.60

A summary of the status of the Corporation's 1997 stock option plan, as amended in 1999, is presented below:

                                                                                  2000                            1999
                                                                                  ----                            ----
                                                                                          Exercise                        Exercise
                                                                        Shares              Price         Shares            Price
                                                                        ------              -----         ------            -----
Fixed options:
   Outstanding at beginning of year
                                                                       161,700          $   12.83               -          $      -
        Granted ...........................................                  -                  -         161,700             12.83
        Exercised .........................................                  -                  -               -                 -
        Forfeited .........................................             (3,780)             12.83               -                 -
                                                                       -------          ---------         -------          --------

   Outstanding at end of year .............................            157,920              12.83         161,700             12.83
                                                                       =======          =========         =======          ========

   Options exercisable at year end ........................            157,920          $   12.83               -          $      -
                                                                       =======          =========         =======          ========

   Weighted average fair value of
     options granted during the
     year .................................................                             $       -                          $    4.62
                                                                                        =========                          =========

Information pertaining to options outstanding at December 31, 2000 is as follows:

                                            Options Outstanding                          Options Exercisable
                                            -------------------                          -------------------
                                                 Weighted
                                                  Average            Weighted                            Weighted
                                                 Remaining           Average                              Average
     Exercise                Number             Contractual          Exercise           Number           Exercise
      Prices               Outstanding             Life               Price           Exercisable          Price
      ------               -----------             ----               -----           -----------          -----
      $12.83                 157,920             7.4 years           $12.83              157,920          $12.83
        7.60                  61,320             6.3 years             7.60               61,320            7.60
                             -------                                                    --------
Outstanding at
   end of year               219,240              7.1 years            11.37             219,240            11.37
                             =======                                                     =======

NOTE 12 - INCOME TAXES:

The Corporation files consolidated federal income tax returns on a calendar-year basis.

The 2000, 1999 and 1998 provision for income taxes consists of the following (in thousands of dollars):

                                             2000          1999            1998
                                             ----          ----            ----
Current tax provision:
   Federal ........................       $ 1,801        $ 1,065        $   710
   South Carolina .................           154             85             80
Deferred tax benefit ..............          (148)          (101)          (127)
                                          -------        -------        -------
          Total ...................         1,807          1,049            663
                                          =======        =======        =======

The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense as indicated in the following summary (in thousands of dollars):

                                                                                    2000                 1999                 1998
                                                                                    ----                 ----                 ----
Income tax at statutory rate on income
   before income taxes ..............................................             $ 1,684              $ 1,099              $   769
Increase (decrease) resulting from:
   Exercise of certain stock options ................................                   -                  (89)                (165)
   South Carolina bank tax, net of federal
      tax benefit ...................................................                 147                   96                   67
   Tax exempt interest ..............................................                 (17)                 (19)                 (14)
   Amortization of organization costs ...............................                 (24)                 (24)                   -
   Other ............................................................                  17                  (14)                   6
                                                                                  -------              -------              -------
          Provision for income taxes ................................               1,807                1,049                  663
                                                                                  =======              =======              =======

Temporary differences, which give rise to deferred tax assets and liabilities at December 31, 2000 and 1999, are as follows (in thousands of dollars):

                                                             2000         1999
                                                             ----         ----
Deferred tax assets:
  Allowance for loan losses ..........................     $   778      $   614
  Net unrealized losses on securities
     available for sale ..............................          69          280
  Preopening costs ...................................          39           67
  State tax net operating loss carry forward .........          58           65
  Other ..............................................           -            1
                                                           -------      -------
          Total deferred tax assets ..................         944        1,027
                                                           -------      -------
Deferred tax liabilities:
  Depreciation .......................................         120          145
  Accretion ..........................................           4            6
                                                           -------      -------
          Total deferred tax liabilities .............         124          151
                                                           -------      -------
          Net deferred tax asset before valuation
               allowance .............................         820          876
          Less, valuation allowance ..................         (25)         (18)
                                                           -------      -------
          Net deferred tax asset .....................         795          858
                                                           =======      =======

At December 31, 2000, the Corporation had net operating loss (NOL) carryforwards for state income tax purposes of approximately $1,273,000 available to offset future state taxable income. The NOL carryforwards expire primarily in the years 2007 through 2015. The Corporation and the Banks each file separate state income tax returns. The valuation allowance represents management's estimate of the state NOL carryforwards that will not be realized in the foreseeable future.

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

The Corporation's contributions for the years ended December 31, 2000, 1999, and 1998 totaled approximately $242,000, $149,000, and $140,000, respectively.

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

At December 31, 2000 and 1999, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                             Contract Amount
                                                             ---------------
                                                           2000           1999
                                                           ----           ----
                                                              (In thousands)

Commitments to grant loans .......................        $12,822        $11,231
Unfunded commitments under lines of
    credit .......................................         12,115         11,269
Standby letters of credit ........................          3,426          3,427

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

Earnings per common share have been computed based on the following:

                                                                                                 Years Ended December 31,
                                                                                                 ------------------------
                                                                                     2000                1999                1998
                                                                                     ----                ----                ----
                                                                                                     (In thousands)

Net income .............................................................          $    3,147          $    2,182          $    1,567
                                                                                  ==========          ==========          ==========

Average number of common shares outstanding ............................           3,194,129           3,189,235           3,040,512
Effect of dilutive options .............................................              21,403              25,888              56,550
                                                                                  ----------          ----------          ----------
Average number of common shares outstanding  used to
   calculate diluted earnings per common  share ........................          3,215,532           3,215,123           3,097,062
                                                                                  ==========          ==========          ==========

NOTE 16 - OTHER COMPREHENSIVE INCOME (LOSS):

The components of other comprehensive income (loss) and related tax effects are as follows:

                                                                                                  Years Ended December 31,
                                                                                                  ------------------------
                                                                                        2000                 1999              1998
                                                                                        ----                 ----              ----
                                                                                                       (In thousands)
Unrealized holding gains (losses) on available for
   sale securities .........................................................             $(200)             $(791)             $  56
Less: Reclassification adjustment for gains
   (losses) realized in income .............................................                 -                  -                  -
                                                                                         -----              -----              -----
Net unrealized gains (losses) ..............................................              (200)              (791)                56
Tax effect .................................................................                69                280                 20
                                                                                         -----              -----              -----
Net-of-tax amount ..........................................................              (131)              (511)                36
                                                                                         =====              =====              =====

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

The estimated fair values and related carrying or notional amounts of the Corporation's financial instruments at December 31, 2000 and 1999, are as follows (in thousands of dollars):

                                                                                         2000                         1999
                                                                                         ----                         ----
                                                                               CARRYING        FAIR         CARRYING         FAIR
                                                                                AMOUNT         VALUE         AMOUNT          VALUE
                                                                                ------         -----         ------          -----
Financial assets:
   Cash and cash equivalents ...........................................       $ 18,339       $ 18,339       $ 20,315       $ 20,315
   Interest-bearing deposits with banks ................................            594            594            788            788
   Investment securities ...............................................         53,566         53,412         43,935         43,485
   Loans held for sale .................................................            343            343            269            269
   Loans receivable ....................................................        192,653        197,811        155,153        152,327
   Accrued interest receivable .........................................          2,330          2,330          1,700          1,700

Financial liabilities:
   Deposits ............................................................       $218,811       $218,584       $184,364       $184,228
   Federal funds purchased and
      securities sold under agreements
      to repurchase ....................................................          9,352          9,352          2,782          2,782
   Federal Home Loan Bank advances .....................................         20,350         20,309         19,420         19,324
   Accrued interest payable ............................................          1,224          1,224            770            770

Off-balance-sheet credit related financial instruments:
      Commitments to extend credit .....................................         12,822         12,822       $ 11,231       $ 11,231
      Unfunded commitments under
         lines of credit ...............................................         12,115         12,115         11,269         11,269
      Standby letters of credit ........................................          3,426          3,426          3,427          3,427

NOTE 19 - CONTINGENCIES:

     CLAIMS AND LAWSUITS:

The Corporation is subject at times to claims and lawsuits arising out of the normal course of business which, in the opinion of management, will have no material effect on the Corporation's consolidated financial statements.

NOTE 20 - REGULATORY MATTERS:

The Banks, as national banks, are subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Banks may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, at December 31, 2000, that the Banks could declare, without the approval of the Comptroller of the Currency, amounted to approximately $4,518,000. In addition, dividends paid by the Banks to the Corporation would be prohibited if the effect thereof would cause the Banks' capital to be reduced below applicable minimum capital requirements.

Under Federal Reserve regulation, the Banks also are limited as to the amount they may loan to the Corporation unless such loans are collateralized by specified obligations. The maximum amount available for transfer from the Banks to the Corporation in the form of loans or advances totaled approximately $4,315,000 at December 31, 2000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2000, and 1999, that the Corporation and the Banks met all capital adequacy requirements to which they are subject.

As of May 31, 2000, for ONB, April 30, 2000, for SNB and January 31, 2000, for FNB, the most recent notifications from the Office of the Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since the notifications that management believes have changed the Banks' categories.

The Corporation's and the Banks' actual capital amounts and ratios are also presented in the table (in thousands of dollars).


                                                            MINIMUM REQUIRED                MINIMUM REQUIRED
                                                              FOR CAPITAL                TO BE WELL CAPITALIZED
                                     ACTUAL                ADEQUACY PURPOSES                  UNDER PROMPT
                                     ------                -----------------                   CORRECTIVE
                                                                                            ACTION PROVISIONS
                                                                                            -----------------
                               AMOUNT       RATIO        AMOUNT        RATIO              AMOUNT         RATIO
                               ------       -----        ------        -----              ------         -----
At December 31, 2000:

Tier I Capital (to
   Average Assets):
      Consolidated ........  $ 21,709         8.2%     $ 10,672           4.0%           $ 13,340           5.0%
      ONB .................    11,883         7.7%        6,173           4.0%              7,716           5.0%
      SNB .................     5,893         8.1%        2,910           4.0%              3,638           5.0%
      FNB .................     3,933         9.9%        1,589           4.0%              1,986           5.0%

Tier I Capital (to
   Risk Weighted
   Assets):
      Consolidated ........    21,709        11.1%        7,776           4.0%             11,663           6.0%
      ONB .................    11,833        11.9%        3,978           4.0%              5,966           6.0%
      SNB .................     5,893         9.7%        2,430           4.0%              3,645           6.0%
      FNB .................     3,933        11.5%        1,368           4.0%              2,052           6.0%

Total Capital (to
   Risk Weighted
   Assets):
      Consolidated ........    24,000        12.3%       15,560           8.0%             19,449          10.0%
      ONB .................    13,132        13.2%        7,959           8.0%              9,949          10.0%
      SNB .................     6,628        10.9%        4,865           8.0%              6,081          10.0%
      FNB .................     4,240        12.4%        2,736           8.0%              3,419          10.0%

At December 31, 1999:

Tier I Capital (to
   Average Assets):
      Consolidated ........  $ 20,757         9.4%      $ 8,861           4.0%           $ 11,077           5.0%
      ONB .................    10,667         7.8%        5,485           4.0%              6,857           5.0%
      SNB .................     4,735         7.8%        2,443           4.0%              3,054           5.0%
      FNB .................     3,855        16.5%          933           4.0%              1,166           5.0%

Tier I Capital (to
   Risk Weighted
   Assets):
      Consolidated ........    20,757        13.0%        6,377           4.0%              9,566           6.0%
      ONB .................    10,667        11.7%        3,647           4.0%              5,470           6.0%
      SNB .................     4,735         9.3%        2,027           4.0%              2,841           6.0%
      FNB .................     3,855        23.2%          665           4.0%                998           6.0%

Total Capital (to
   Risk Weighted
   Assets):
      Consolidated ........    22,694        14.2%       12,754           8.0%             15,944          10.0%
      ONB .................    11,808        13.0%        7,293           8.0%              9,117          10.0%
      SNB .................     5,266        10.4%        4,054           8.0%              5,067          10.0%
      FNB .................     4,028        24.2%        1,331           8.0%              1,664          10.0%

NOTE 21 - CONDENSED FINANCIAL STATEMENTS:

Presented below are the condensed financial statements for Community Bankshares, Inc. (Parent Company only) (in thousands of dollars):

COMMUNITY BANKSHARES, INC. (PARENT COMPANY ONLY)

                                                                                                                DECEMBER 31,
                                                                                                                ------------
                                                                                                          2000               1999
                                                                                                          ----               ----
Balance Sheets:
   Assets:
      Cash ...............................................................................              $ 1,194              $ 1,041
      Investment in banking subsidiaries .................................................               21,578               18,746
      Securities available for sale, at fair value .......................................                   50                   50
      Premises and equipment (net of accumulated depreciation
         of $520 in 2000 and $411 in 1999) ...............................................                  235                  292
      Other assets .......................................................................                  138                  166
                                                                                                        -------              -------

                  Total assets ...........................................................               23,195              20,295
                                                                                                        =======              =======

   Liabilities and shareholders' equity:
      Other liabilities ..................................................................              $    56              $    50
      Shareholders' equity ...............................................................               23,139               20,245
                                                                                                        -------              -------

                  Total liabilities and shareholders' equity .............................               23,195               20,295
                                                                                                        =======              =======

                                                                                                      YEAR ENDED DECEMBER 31,
                                                                                                      -----------------------
                                                                                            2000               1999            1998
                                                                                            ----               ----            ----
Statements of Income:
   Income:
      Management fees assessed banking subsidiaries ............................          $ 1,352           $ 1,176          $ 1,141
      Dividends from subsidiaries ..............................................            1,027               872              700
      Interest .................................................................               67                61              138
                                                                                          -------           -------          -------
                  Total ........................................................            2,446             2,109            1,979
                                                                                          -------           -------          -------
   Expenses:
      Salaries and employee benefits ...........................................              842               796              648
      Premises and equipment ...................................................              272               260              230
      Supplies .................................................................               61                59               70
      Director fees ............................................................               22                22               24
      Preopening - FNB .........................................................                -                 -               75
      Other general expenses ...................................................              276               281              258
                                                                                          -------           -------          -------
                  Total ........................................................            1,473             1,418            1,305
                                                                                          -------           -------          -------

Income before income tax (provision) benefit and equity in
   undistributed earnings of banking subsidiaries ..............................              973               691              674
Applicable income tax (provision) benefit ......................................              (28)               60                8
Equity in undistributed earnings of banking subsidiaries .......................            2,202             1,431              885
                                                                                          -------           -------          -------

Net income .....................................................................            3,147             2,182            1,567
                                                                                          =======           =======          =======

                                                                                                   YEAR ENDED DECEMBER 31,
                                                                                                   -----------------------
                                                                                         2000               1999               1998
                                                                                         ----               ----               ----
Statements of Cash Flows:
   Cash flows from operating activities:
      Net income ..........................................................           $ 3,147            $ 2,182            $ 1,567
      Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization .................................               107                107                106
            Decrease (increase) in other assets ...........................                28                (38)                46
            Increase (decrease) in other liabilities ......................                 6                (90)                85
            Equity in undistributed earnings of banking
                  subsidiaries ............................................            (2,202)            (1,431)              (885)
                                                                                      -------            -------            -------
                  Net cash provided by operating
                     activities ...........................................             1,086                730                919
                                                                                      -------            -------            -------

Cash flows from investing activities:
   Investment in SNB ......................................................              (250)              (500)              (500)
   Investment in FNB ......................................................                 -                  -             (4,500)
   Purchase of premises and equipment .....................................               (50)               (70)              (169)
   Proceeds from maturities of securities
      held to maturity ....................................................                 -                  -                647
                                                                                      -------            -------            -------
                  Net cash used by investing
                      activities ..........................................              (300)              (570)            (4,522)
                                                                                      -------            -------            -------

Cash flows from financing activities:
   Repurchase of stock ....................................................                 -               (630)                 -
   Common stock issued ....................................................                22                189              5,579
   Stock issuance cost ....................................................               (10)                 -                (87)
   Cash dividends paid ....................................................              (645)              (608)              (453)
                                                                                      -------            -------            -------
                  Net cash provided (used) by financing
                     activities ...........................................              (633)            (1,049)             5,039
                                                                                      -------            -------            -------

Net increase (decrease) in cash ...........................................               153               (889)             1,436

Cash at beginning of year .................................................             1,041              1,930                494
                                                                                      -------            -------            -------

Cash at end of year .......................................................             1,194              1,041              1,930
                                                                                      =======            =======            =======

Supplemental disclosures of cash flow information:
   Cash payments for income taxes .........................................           $ 1,780            $ 1,214            $   656
                                                                                      =======            =======            =======

Supplemental schedule of non-cash investing activities:
   Transfer from retained earnings to common stock
      outstanding for the market value of the 5% stock
      dividend ............................................................           $ 1,709            $     -            $     -
                                                                                      =======            =======            =======

NOTE 22 - QUARTERLY DATA (UNAUDITED):

                                                                           YEARS ENDED DECEMBER 31,
                                                                           ------------------------
                                                                  2000                                      1999
                                                                  ----                                      ----
                                                 Fourth     Third     Second      First      Fourth    Third     Second      First
                                                quarter    quarter    quarter    quarter    quarter   quarter    quarter    quarter
                                                -------    -------    -------    -------    -------   -------    -------    -------
                                                                    (In thousands, except per share data)

Interest and dividend income ...............   $ 5,557    $ 5,273    $ 4,888    $ 4,583    $ 4,313    $ 4,092    $ 3,730    $ 3,415
Interest expense ...........................    (2,856)    (2,625)    (2,329)    (2,165)    (1,942)    (1,827)    (1,670)    (1,519)
                                               -------    -------    -------    -------    -------    -------    -------    -------

Net interest income ........................     2,701      2,648      2,559      2,418      2,371      2,265      2,060      1,896
Provision for loan losses ..................      (198)      (152)      (158)      (180)      (173)      (166)      (139)      (134)
                                               -------    -------    -------    -------    -------    -------    -------    -------

Net interest income after
   provision for loan losses ...............     2,503      2,496      2,401      2,238      2,198      2,099      1,921      1,762
Noninterest income .........................       519        464        448        437        323        344        345        305
Noninterest expenses .......................    (1,700)    (1,625)    (1,627)    (1,600)    (1,639)    (1,530)    (1,460)    (1,437)
                                               -------    -------    -------    -------    -------    -------    -------    -------

Income before income taxes .................     1,322      1,335      1,222      1,075        882        913        806        630
Provision for income taxes .................      (517)      (470)      (439)      (381)      (286)      (299)      (263)      (201)
                                               -------    -------    -------    -------    -------    -------    -------    -------

Net income .................................       805        865        783        694        596        614        543        429
                                               =======    =======    =======    =======    =======    =======    =======    =======

Earnings per share
   Basic ...................................   $  0.25    $  0.27    $  0.25    $  0.22    $  0.19    $  0.19    $  0.17    $  0.13
                                               =======    =======    =======    =======    =======    =======    =======    =======

   Diluted .................................   $  0.24    $  0.27    $  0.25    $  0.22    $  0.19    $  0.19    $  0.17    $  0.13
                                               =======    =======    =======    =======    =======    =======    =======    =======





THESE NOTES ARE AN INTEGRAL PART OF THE ACCOMPANYING FINANCIAL STATEMENTS

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no disagreements with or changes in accountants.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information set forth under the caption "Management - Directors" and "Management - Executive Officers" and under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in conjunction with the 2001 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

Item 11.  Executive Compensation

         With the exception of the information set forth under the captions "Board Report on Executive Officers Compensation" and "Shareholders Performance Graph", which is not incorporated herein by reference, the information set forth under the caption "Management Compensation" in the Proxy Statement is incorporated herein by reference.

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


Item 14. Exhibits and Reports on Form 8-K

(a)      (1) All financial statements:

Consolidated Balance Sheets, December 31, 2000 and 1999
Consolidated Statements of Income, Years Ended December 31, 2000, 1999 and 1998 Consolidated Statements of Changes in Shareholders' Equity, Years Ended December
    31, 2000, 1999 and 1998
Consolidated  Statements of Cash Flows,  Years Ended December 31, 2000, 1999 and
    1998
Notes to Consolidated Financial Statements

(2) Financial statement schedules:

Quarterly Data for 2000 and 1999

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

        10.1           1997 Stock  Option Plan  (incorporated  by  reference  to
                       Registrant's Form S-8, filed May 20, 1999, Commission File No. 333-78867).

        10.2 Lease for site of Florence National Bank (incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1999).

        10.3 Change of Control Agreements between the Registrant and each of William W. Traynham, Michael A. Wolfe, William H. Nock and Jesse A. Nance (incorporated by reference to exhibits to Registrant's Form 10-QSB for the quarter ended June 30, 1999).

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


                                                           DATED: March 26, 2001

By:  s/E. J. Ayers, Jr.
    -------------------
Chief Executive Officer


By  s/William W. Traynham, Jr.
    --------------------------
Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


-----------------------------------
Alvis J. Bynum, Director

s/ Martha Rose C. Carson                                         March 26, 2001
-----------------------------------
Martha Rose C. Carson, Director

s/ Anna O. Dantzler                                              March 26, 2001
-----------------------------------
Anna O. Dantzler, Director


-----------------------------------
J. M. Guthrie, Director

s/Richard L. Havekost                                            March 26, 2001
-----------------------------------
Richard L. Havekost, Director

s/ Phil P. Leventis                                              March 26, 2001
-----------------------------------
Phil P. Leventis, Director

s/Jess A. Nance                                                  March 26, 2001
-----------------------------------
Jess A. Nance, Director

s/William H. Nock                                                March 26, 2001
-----------------------------------
William H. Nock, Director

s/ Samuel F. Reid, Jr.                                           March 26, 2001
-----------------------------------
Samuel F. Reid, Jr., Director


-----------------------------------
J. Otto Warren, Jr., Director


-----------------------------------
Wm. Reynolds Williams, II, Director

s/ Michael A. Wolfe, II                                          March 26, 2001
-----------------------------------
Michael A. Wolfe, II, Director

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

        10.1           1997 Stock  Option Plan  (incorporated  by  reference  to
                       Registrant's Form S-8, filed May 20, 1999, Commission File No. 333-78867).

        10.2 Lease for site of Florence National Bank (incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1999).

        10.3 Change of Control Agreements between the Registrant and each of William W. Traynham, Michael A. Wolfe, William H. Nock and Jesse A. Nance (incorporated by reference to exhibits to Registrant's Form 10-QSB for the quarter ended June 30, 1999).

         21            Subsidiaries of the registrant (incorporated by reference
                       to  exhibits  filed  in  the  Registrant's   Registration
                       Statement on Form S-2, Commission File No. 333-46111).

         23            Consent of J. W. Hunt and Company, LLP