Form 10-Q
period 2001-03-31
COMMUNITY BANKSHARES INC /SC/
filed 2001-05-14
CIK 894508

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2001  Commission File number: 000-22054



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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,199,180 shares of common stock outstanding as of May 1, 2001.

                             10-Q TABLE OF CONTENTS

                        Part I-Financial Statements Page

Item 1       Financial Statements .......................................    3
Item 2       Management's Discussion and Analysis of
              Financial Condition and ...................................    9
             Results of Operations
Item 3       Quantitative and Qualitative Disclosure
              About Market Risk .........................................   15

                            Part II-Other Information

Item 6       Exhibits and Reports on Form 8-K ...........................   16

Part I. Item 1. Financial Statements

            COMMUNITY BANKSHARES, INC. - CONSOLIDATED BALANCE SHEETS
                             $ amounts in thousands

                                                                                                   UNAUDITED
                                                                                                    March 31,           December 31,
         ASSETS                                                                                        2001                 2000
         ------                                                                                        ----                 ----

Cash and due from other financial institutions:
     Non-interest bearing ............................................................             $   9,544              $  10,209
     Federal funds sold ..............................................................                15,406                  8,130
                                                                                                   ---------              ---------
         Total cash and cash equivalents .............................................                24,950                 18,339
Interest bearing deposits in other banks .............................................                 8,443                    594
Investment securities:
     Securities held to maturity .....................................................                 8,372                 12,371
     Securities available for sale ...................................................                30,805                 41,195
Loans held for resale ................................................................                   615                    343

Loans ................................................................................               201,644                195,077
     Less, allowance for loan losses .................................................                (2,556)                (2,424)
                                                                                                   ---------              ---------
         Net loans ...................................................................               199,088                192,653

Premises and equipment ...............................................................                 4,394                  4,411
Accrued interest  receivable .........................................................                 2,293                  2,330
Deferred income taxes ................................................................                   709                    795
Other assets .........................................................................                   274                    292
                                                                                                   ---------              ---------

         Total assets ................................................................             $ 279,943              $ 273,323
                                                                                                   =========              =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Non-interest bearing ............................................................             $  31,058              $  31,219
     Interest bearing ................................................................               197,164                187,592
                                                                                                   ---------              ---------
         Total deposits ..............................................................               228,222                218,811
Federal funds purchased and securities
     sold under agreements to repurchase .............................................                 5,252                  9,352
Federal Home Loan Bank advances ......................................................                20,350                 20,350
Other liabilities ....................................................................                 2,140                  1,671
                                                                                                   ---------              ---------
         Total liabilities ...........................................................               255,964                250,184
                                                                                                   ---------              ---------

Shareholders' equity:
     Common stock
         No par, authorized shares 12,000,000, issued and
         outstanding 3,199,180 in 2001 and 2000 ......................................                15,928                 15,928
     Retained earnings ...............................................................                 8,019                  7,342
     Accumulated other comprehensive income (loss) ...................................                    32                   (131)
                                                                                                   ---------              ---------
         Total shareholders' equity ..................................................                23,979                 23,139
                                                                                                   ---------              ---------

         Total liabilities and shareholders' equity ..................................             $ 279,943              $ 273,323
                                                                                                   =========              =========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

              COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS
                       OF CHANGES IN SHAREHOLDERS' EQUITY
         for the three months ended March 31, 2001 and 2000 (Unaudited)

                                                                                                         Accumulated
                                                                                                            Other          Total
                                                                  Common        Common      Retained    Comprehensive  Shareholders'
                                                                  Shares         Stock      Earnings    Income (Loss)      Equity
                                                                  ------         -----      --------    -------------      ------

Balances at Dec. 31, 1999 ....................................   3,191,462     $ 14,207     $  6,549        $(511)         $ 20,245
Comprehensive income:
     Net income ..............................................                                   694                            694
     Other comprehensive income (loss) net of tax:
     Unrealized (loss) on securities .........................                                               (169)             (169)
Cash-in-lieu of shares in connection
with Jan. 31, 2000 stock dividend .............................        (137)
Market value of shares issued in five
percent stock dividend .......................................           -        1,709       (1,709)                             -
Costs of stock dividend ......................................                      (10)                                        (10)
Dividends paid ...............................................           -            -         (160)           -              (160)
                                                                 ---------     --------     --------        -----          --------
Balances at Mar. 31, 2000 ....................................   3,191,325     $ 15,906     $  5,374        $(680)         $ 20,600
                                                                 =========     ========     ========        =====          ========

Balances at Dec. 31, 2000 ....................................   3,199,180     $ 15,928     $  7,342        $(131)         $ 23,139
Comprehensive income:
     Net income ..............................................                                   901                            901
     Other comprehensive income (loss) net of tax:
     Unrealized gain on securities ...........................                                                163               163
Dividends paid ...............................................           -            -         (224)           -              (224)
                                                                 ---------     --------     --------        -----          --------
Balances at Mar. 31, 2001 ....................................   3,199,180     $ 15,928     $  8,019        $  32          $ 23,979
                                                                 =========     ========     ========        =====          ========












THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

         COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF INCOME
                             $ amounts in thousands

                                                                                                      Three months ended March 31,
                                                                                                         2001               2000
                                                                                                      UNAUDITED           UNAUDITED
                                                                                                      ---------           ---------
Interest and dividend income:
    Interest and fees on loans .............................................................          $    4,591          $    3,730
    Deposits with other financial institutions .............................................                  28                   4
    Investment securities:
      Interest - U. S. Treasury and
        U. S. Government Agencies ..........................................................                 725                 706
      Dividends ............................................................................                  36                  29
                                                                                                      ----------          ----------
         Total investment securities .......................................................                 761                 735
    Federal funds sold and securities
      purchased under agreements to resell .................................................                 170                 114
                                                                                                      ----------          ----------
         Total interest and dividend income ................................................               5,550               4,583
                                                                                                      ----------          ----------

Interest expense:
    Deposits:
      Certificates of deposit of $100,000 or more ..........................................                 648                 508
      Other ................................................................................               1,814               1,380
                                                                                                      ----------          ----------
         Total deposits ....................................................................               2,462               1,888
    Federal funds purchased and securities
      sold under agreements to repurchase ..................................................                  83                  24
    Federal Home Loan Bank advances ........................................................                 301                 253
                                                                                                      ----------          ----------
         Total interest expense ............................................................               2,846               2,165
                                                                                                      ----------          ----------
Net interest income ........................................................................               2,704               2,418
Provision for loan losses ..................................................................                 142                 180
                                                                                                      ----------          ----------
Net interest income after provision for loan losses ........................................               2,562               2,238
                                                                                                      ----------          ----------

Non-interest income:
    Service charges on deposit accounts ....................................................                 412                 347
    Other ..................................................................................                 139                  90
                                                                                                      ----------          ----------
         Total non-interest income .........................................................                 551                 437
                                                                                                      ----------          ----------

Non-interest expense:
    Salaries and employee benefits .........................................................               1,040                 940
    Premises and equipment .................................................................                 235                 224
    Other ..................................................................................                 437                 436
                                                                                                      ----------          ----------
         Total non-interest expense ........................................................               1,712               1,600
                                                                                                      ----------          ----------
Net income before taxes ....................................................................               1,401               1,075
Provision for income taxes .................................................................                 500                 381
                                                                                                      ----------          ----------

Net income .................................................................................          $      901          $      694
                                                                                                      ==========          ==========

Basic earnings per common share:
    Weighted average shares outstanding ....................................................           3,199,180           3,191,325
    Net income per common share ............................................................          $     0.28          $     0.22
Diluted earnings per common share:
    Weighted average shares outstanding ....................................................           3,217,067           3,212,902
    Net income per common share ............................................................          $     0.28          $     0.22


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

       COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF CASH FLOWS
                             $ amounts in thousands


                                                                                                       Three months ended March 31,
                                                                                                          2001             2000
                                                                                                       UNAUDITED         UNAUDITED
                                                                                                       ---------         ---------
Cash flows from operating activities:
Net income ...............................................................................            $    901             $    694
Adjustments to reconcile net income
  to net cash provided (used) by operating activities
        Depreciation and amortization ....................................................                 109                  119
        Provision for loan losses ........................................................                 142                  180
        Accretion of discounts and amortization of premiums -
          investment securities - net ....................................................                  (8)                  63
        Proceeds from sale of real estate loans held for sale ............................               2,164                1,025
        Origination of real estate loans held for sale ...................................              (2,436)                (806)

Changes in operating assets and liabilities:
        (Increase) decrease in interest receivable .......................................                  37                 (317)
        (Increase) decrease in other assets ..............................................                 104                 (157)
        Increase in other liabilities ....................................................                 469                  334
                                                                                                      --------             --------
           Net cash provided by operating activities .....................................               1,482                1,135
                                                                                                      --------             --------

Cash flows from investing activities:
        Net increase in interest bearing deposits
           with other banks ..............................................................              (7,849)                (467)
        Purchases of held to maturity securities .........................................                   -                 (501)
        Proceeds from maturities of held to maturity securities ..........................               3,999                1,000
        Purchases of available for sale securities .......................................             (17,544)              (4,992)
        Proceeds from maturities of available for sale securities ........................              28,105                  353
        Net (increase) in loans to customers .............................................              (6,577)             (14,430)
        Purchase of premises and equipment ...............................................                 (92)                 (26)
                                                                                                      --------             --------
           Net cash provided by (used in) investing activities ...........................                  42              (19,063)
                                                                                                      --------             --------

Cash flows from financing activities:
        Net increase in demand, savings, & time deposits .................................               9,411               12,893
        Net decrease in federal funds purchased
         and securities sold under agreements to repurchase ..............................              (4,100)                (474)
        Increase in Federal Home Loan Bank advances ......................................                   -                1,200
        Cost of stock dividend ..........................................................                    -                  (10)
        Dividend payments ................................................................                (224)                (160)
                                                                                                      --------             --------
           Net cash provided by financing activities .....................................               5,087               13,449
                                                                                                      --------             --------

Net increase (decrease) in cash and cash equivalents .....................................               6,611               (4,479)
Cash and cash equivalents - beginning of period ..........................................              18,339               20,315
                                                                                                      --------             --------
Cash and cash equivalents - end of period ................................................            $ 24,950             $ 15,836
                                                                                                      ========             ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

Summary of Significant Accounting Principles

         A summary of significant accounting policies and the audited financial statements for 2000 are included in Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

         The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 2000 Annual Report on Form 10-K.

Changes in Comprehensive Income Components

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Disclosure as required by the Statement is as follows:

                                                                                Before-Tax         Tax (Expense)        Net-of-Tax
                                                                                  Amount             or Benefit           Amount
                                                                                  ------             ----------           ------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period .............         $(1,053,000)         $   373,000          $  (680,000)
Less: reclassification adjustment for gains
     (losses) realized in net income ................................                   0                    0                    0
                                                                              -----------          -----------          -----------
Net unrealized gains (losses) .......................................          (1,053,000)             373,000             (680,000)
                                                                              -----------          -----------          -----------
Other comprehensive (loss), March 31, 2000 ..........................         $(1,053,000)         $   373,000          $  (680,000)
                                                                              ===========          ===========          ===========

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period .............         $    48,000          $   (16,000)         $    32,000
Less: reclassification adjustment for gains
     (losses) realized in net income ................................                   0                    0                    0
                                                                              -----------          -----------          -----------
Net unrealized gains (losses) .......................................              48,000              (16,000)              32,000
                                                                              -----------          -----------          -----------
Other comprehensive income, March 31, 2001 ..........................         $    48,000          $   (16,000)         $    32,000
                                                                              ===========          ===========          ===========

Stock Dividend

         On January 31, 2000 CBI effected a five- percent stock dividend. All shares outstanding and per share data amounts have been retroactively restated to reflect the dividend.


     COMMUNITY BANKSHARES, INC. - AVERAGE BALANCE SHEETS, YIELDS, AND RATES
                                ($ in thousands)

                                                                               Quarter ended March 31,
                                                                               -----------------------
                                                                       2001                              2000
                                                                       ----                              ----
                                                                     Interest                            Interest
                                                       Average       Income/    Yields/      Average     Income/    Yields/
                 Assets                                Balance       Expense     Rates       Balance     Expense     Rates
                                                       -------       --------    ------      -------     --------    -----

Interest bearing deposits .........................   $  1,830         $   28     6.12%    $    352        $    4      4.55%
Investment securities taxable .....................     46,655            754     6.46%      45,852           727      6.34%
Investment securities--tax exempt .................        793              7     5.35%         809             8      5.99%
Federal funds sold ................................     12,117            170     5.61%       7,810           114      5.84%
Loans receivable ..................................    199,047          4,591     9.23%     163,226         3,730      9.14%
                                                      --------         ------              --------        ------
Total interest earning assets .....................    260,442          5,550     8.52%     218,049         4,583      8.41%
Cash and due from banks ...........................      9,269                                8,268
Allowance for loan losses .........................     (2,487)                              (2,009)
Premises and equipment ............................      4,411                                4,576
Other assets ......................................      3,283                                2,973
                                                      --------                             --------

Total assets ......................................   $274,918                             $231,857
                                                      ========                             ========

  Liabilities and Shareholders' Equity
Interest bearing deposits
Savings ...........................................   $ 35,684         $  350     3.92%    $ 31,191        $  295      3.78%
Interest bearing transaction accounts .............     21,267             68     1.28%      19,166            75      1.57%
Time deposits .....................................    135,324          2,044     6.04%     112,652         1,518      5.39%
                                                      --------         ------              --------        ------
Total interest bearing deposits ...................    192,275          2,462     5.12%     163,009         1,888      4.63%
Short term borrowing ..............................      7,304             83     4.55%       2,709            24      3.54%
FHLB advances .....................................     20,350            301     5.92%      18,001           253      5.62%
                                                      --------         ------              --------        ------
Total interest bearing liabilities ................    219,929          2,846     5.18%     183,719         2,165      4.71%
Noninterest bearing demand deposits ...............     29,582                               26,532
Other liabilities .................................      1,717                                1,179
Shareholders' equity ..............................     23,690                               20,427
                                                      --------                             --------

Total liabilities and equity ......................   $274,918                             $231,857
                                                      ========                             ========

Interest rate spread ..............................                               3.34%                                3.70%

Net interest income and net yield on
earning assets ....................................                    $2,704     4.15%                    $2,418      4.44%

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

RESULTS OF  OPERATIONS:  QUARTER  ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED
                         MARCH 31, 2000

Net Income

         For the first quarter of 2001 CBI earned a consolidated profit of $901,000 compared to $694,000 for the first quarter of 2000, an increase of 29.8% or $207,000. Basic and diluted earnings per share were $.28 in the 2001 period compared to $.22 for the 2000 period.

         For the first quarter of 2001 Orangeburg National Bank reported a profit of $609,000 compared to $541,000 for the first quarter of 2000, an increase of 12.6% or $68,000.

         For the first quarter of 2001 Sumter National Bank reported a profit of $250,000 compared to $181,000 for the first quarter of 2000, an increase of 38.1% or $69,000. The Sumter bank began operation in June 1996.

         For the first quarter of 2001 Florence National Bank reported a profit of $47,000 compared to net loss of $29,000 for the first quarter of 2000, an improvement of $76,000. The Florence bank began operation in July 1998.

         As noted above, consolidated net income for the quarter ended March 31, 2001, increased from the prior year by 29.8% or $207,000. The major components of this increase are discussed below. Net interest income before provision for loan losses for the three months ended March 31, 2001 increased to $2,704,000 compared to $2,418,000 for the same period in 2000, an increase of 11.8% or $286,000. For the same period, the provision for loan losses was $142,000 compared to $180,000 for the 2000 period, a decrease of 21.1% or $38,000. Non-interest income for the 2001 period increased to $551,000 from $437,000 for the 2000 period, a 26.1% or $114,000 increase. Non-interest expense increased to $1,712,000 from $1,600,000, a 7% or $112,000 increase.

Profitability

         One of the best ways to review earnings is through the ROA (return on average assets) and the ROE (return on average equity). Return on assets is the income for the period divided by the average assets for the period, annualized. Return on equity is the income for the period divided by the average equity for the period, annualized. Based on operating results for the quarters ended March 31, 2001 and 2000, the following table is presented.

Period ended March 31,                               2001               2000
                                                     ----               ----
                                                   (dollar amounts in thousands)
Average assets .......................            $274,918             $231,857
ROA ..................................                1.31%                1.20%
Average equity .......................            $ 23,690             $ 20,427
ROE ..................................               15.21%               13.59%
Net income ...........................            $    901             $    694

Net interest income

         Net interest income, the major component of CBI's income, is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. During the first quarter of 2001, net interest income after provision for loan losses increased to $2,562,000 from $2,238,000, a 14.5% or $324,000 increase over the first quarter of 2000. This improvement was the result of a $42 million increase in the volume of earning assets. The average yield on these earning assets increased to 8.52% for the 2001 period from 8.41% for the 2000 period. This increase was achieved in a declining interest rate environment. The Federal Reserve cut the discount interest rate a total of 150 basis points in three installments during the first quarter of 2001. A fourth fifty basis point reduction in interest rates occurred in late April. For CBI, the average prime rate during the first quarter of 2001 was 8.50% compared to 8.75% for the same period in 2000. The full impact of the rate cuts will not be felt until the second quarter of 2001 and management expects the cuts will put additional pressure on net interest margins.

         For the first quarter of 2001 the cost of funds averaged 5.18% compared to 4.71% for the first quarter of 2000. The increase in the cost of the funds more than offset the increased yield on earning assets. The effect of these changes was a net interest spread (yield on earning assets less cost of interest bearing liabilities) of 3.35% for the first quarter of 2001 compared to 3.69% during the first quarter of 2000. CBI's net interest margin (net interest income divided by total earning assets) was 4.15% for the first quarter of 2001 compared to 4.44% for the first quarter of 2000.

Interest Income

         Elsewhere in this report is a table comparing the average balances, yields, and rates for the interest rate sensitive segments of the Corporation's balance sheets for the quarters ended March 31, 2001 and 2000. A discussion of that table follows.

         Total interest income for the first quarter 2001 was $5,550,000 compared with $4,583,000 for the same quarter in 2000, a 21.1% or $967,000 increase. The yield on earning assets for the 2001 quarter was 8.52%, increased from 8.41% for the 2000 quarter. Total average interest earning assets for the 2001 quarter were $260,442,000 compared to $218,049,000 for the 2000 quarter, an increase of 19.4% or $42,393,000.

         The loan portfolio earned $4,591,000 for the first quarter 2001 compared with $3,730,000 for the same quarter of 2000, a 23.1% or $861,000 increase. The yield on loans for the 2001 quarter was 9.23%, increased from 9.14% for the 2000 quarter. The average size of the loan portfolio for the 2001 quarter was $199,047,000 compared to $163,226,000 for the 2000 quarter, an increase of 21.9% or $35,821,000.

         The taxable investment portfolio earned $754,000 for the first quarter in 2001 compared with $727,000 for the 2000 quarter, a 3.7% or $27,000 increase. The yield was 6.46% for the 2001 quarter, increased from 6.34% for the 2000 quarter. The average size of the portfolio for the 2001 quarter was $46,655,000 compared to $45,852,000 for the 2000 quarter, an increase of 1.8% or $803,000.

         The tax-exempt investment portfolio earned $7,000 for the first quarter in 2001 compared with $8,000 for the 2000 quarter, a 12.5% or $1,000 decrease. The yield on the portfolio was 5.35%, decreased from 5.99%. The average size of the portfolio was $793,000 for the 2001 quarter compared to $809,000 in the 2000 quarter, a decrease of 19.8% or $16,000.

         Interest bearing deposits in other banks earned $28,000 for the first quarter 2001 compared to $4,000 for the 2000 quarter, an increase of 600% or $24,000. The yield on these deposits was 6.12% for the 2001 quarter, increased from 4.55% in the 2000 quarter. CBI averaged $1,830,000 in interest bearing balances in the first quarter 2001 compared to $352,000 the 2000 quarter, an increase of 420% or $1,478,000. The fall in bond market interest rates during the first quarter of 2001 resulted in many investments in the banks' investment portfolios being called prior to maturity. The cash resulting from these numerous calls was temporarily placed in interest bearing accounts, which explains the unusual increase in this category.

         Federal funds sold earned $170,000 the first quarter of 2001 compared to $114,000 for the 2000 quarter, an increase of 49.1% or $56,000. The yield was 5.61% for the 2001 quarter, decreased from 5.84% for the 2000 quarter. CBI's average volume in federal funds sold was $12,117,000 for the 2001 quarter compared to $7,810,000 for the 2000 quarter, a 55.1% or $4,307,000 increase. As noted above, the increase in banks' liquidity was directly related to the influx of cash from called investment securities.

Interest Expense

         Interest expense increased to $2,846,000 for the first quarter of 2001 from $2,165,000 for the 2000 quarter, a 31.5% or $681,000 increase. For the same periods, the volume of interest bearing liabilities was $219,929,000 compared to $183,719,000, a 19.7% or $36,210,000 increase. The average rate paid for interest-bearing liabilities was 5.18% for the 2001 quarter, up from 4.71% for the 2000 quarter.

         Savings accounts cost $350,000 in the first quarter in 2001 compared to $295,000 in the first quarter of 2000, an 18.6% or $55,000 increase. For the same periods, average savings deposit balances were $35,684,000 compared to $31,191,000, an increase of 14.4% or $4,493,000. The average rate paid on these funds increased to 3.92% from 3.78%.

         Interest bearing transaction accounts cost $68,000 for the first quarter in 2001 compared to $75,000 for the first quarter of 2000, a 9.3% or $7,000 decline. The volume of these deposits was $21,267,000 for the first quarter in 2001 compared to $19,166,000 for the first quarter of 2000, a 10.96% or $2,101,000 increase. The average rate paid on these funds decreased to 1.28% from 1.57%.

         Time deposits cost $2,044,000 for the first quarter of 2001 compared to $1,518,000 for the first quarter of 2000, an increase of 34.7% or $526,000. The volume was $135,324,000 for the first quarter in 2001 compared to $112,652,000 for the first quarter of 2000, a 20.1% or $22,672,000 increase. The average rate paid on these funds increased to 6.04% from 5.39%.

         Short-term borrowings consists of federal funds purchased and securities sold under agreements to repurchase. This is a relatively small and volatile part of the balance sheet. It cost $83,000 for the first quarter in 2001 compared to $24,000 for the first quarter of 2000, a 246% or $59,000 increase. The volume of these funds was $7,304,000 in the first quarter 2001 compared to $2,709,000 in the first quarter of 2000, an increase of 170% or $4,595,000. The average rate paid on these funds increased to 4.55% from 3.54%.

         Borrowings from the Federal Home Loan Bank of Atlanta cost $301,000 for the first quarter in 2001 compared to $253,000 for the first quarter in 2000, an increase of 19% or $48,000. The advances averaged $20,350,000 during the 2001 quarter compared to $18,001,000 for the prior year quarter, a 13% or $2,349,000 increase. The average rate paid on these funds increased to 5.92% from 5.62%.

Non-Interest Income

         Non-interest income for the first quarter 2001 grew to $551,000 from $437,000 in the first quarter of 2000, a 26.1% or $114,000 increase. This was mostly the result of increasing volumes of service charges associated with increased numbers of accounts and the resulting fee income.

Non-Interest Expense

         For the first quarter of 2001 non-interest expenses increased to $1,712,000 from $1,600,000 for the first quarter of 2000, a 7% or $112,000 increase. This increase is related to higher levels of business activity and included the following components:

         For the 2001 period, personnel costs were $1,040,000 compared to $940,000 for the 2000 period, an increase of 10.6% or $100,000;

         For the 2001 period, premises and equipment expense were $235,000 compared to $224,000 for the 2000 period, an increase of 4.9% or $11,000; and

         For the 2001 period, other costs were $437,000 compared to $436,000 for the 2000 period, an increase of .2% or $1,000.

Income Taxes

         CBI provided $500,000 for federal and state income taxes during the first quarter of 2001 compared to $381,000 for the same period in 2000, a 31.2% or $119,000 increase. The average tax rate for the 2001 period was 35.7% and for the 2000 period it was 35.4%.

CHANGES IN FINANCIAL POSITION

Investment portfolio

         The investment portfolio is comprised of held to maturity securities and available for sale securities. CBI and its three banks usually purchase short-term issues (ten years or less) of U. S Treasury and U. S. Government agency securities for investment purposes. At March 31, 2001 the held to maturity portfolio totaled $8,372,000 compared to $12,371,000 at December 31, 2000, a decrease of 32.3% or $3,999,000. At March 31, 2001 the available for sale portfolio totaled $30,805,000 compared to $41,195,000 at December 31, 2000, a decrease of 25.2% or $10,390,000. The following chart summarizes the investment portfolios at March 31, 2001 and December 31, 2000. Most of the decline in the banks' investment portfolios is due to the call of many securities during the first quarter, which resulted from the decline in bond market interest rates.

                                                                                              March 31, 2001
                                                                             Held to maturity                 Available for sale
                                                                             ----------------                 ------------------
                                                                  Amortized cost         Fair value    Amortized cost    Fair value
                                                                  --------------         ----------    --------------    ----------
                                                                                         (dollars in thousands)
U. S. Government and federal agencies ......................           $ 8,372           $ 8,373           $28,166         $28,207
Tax exempt securities ......................................                 -                 -               612             617
Other equity securities ....................................                 -                 -             1,981           1,981
                                                                       -------           -------           -------         -------
Total ......................................................           $ 8,372           $ 8,373           $30,759         $30,805
                                                                       =======           =======           =======         =======

Unrealized gain ............................................           $     1                             $    46
                                                                       =======                             =======

                                                                                             December 31, 2000
                                                                             Held to maturity                 Available for sale
                                                                             ----------------                 ------------------
                                                                  Amortized cost         Fair value    Amortized cost    Fair value
                                                                  --------------         ----------    --------------    ----------
                                                                                         (dollars in thousands)

U. S. Government and federal agencies ....................          $ 12,371           $ 12,217          $ 38,599           $ 38,404
Tax exempt securities ....................................                 -                  -               814                810
Other equity securities ..................................                 -                  -             1,981              1,981
                                                                    --------           --------          --------           --------
Total ....................................................          $ 12,371           $ 12,217          $ 41,394           $ 41,195
                                                                    ========           ========          ========           ========

Unrealized (loss) ........................................          $   (154)                            $   (199)
                                                                    ========                             ========

Loan portfolio

         The loan portfolio is primarily consumer and small business oriented. At March 31, 2001 the loan portfolio was $201,644,000 compared to $195,077,000 at December 31, 2000, a 3.7% or $7,182,000 increase. The following chart summarizes the loan portfolio at March 31, 2001 and December 31, 2000.

                                           Mar. 31, 2001      Dec. 31, 2000
                                           -------------      -------------
                                                 (dollars in thousands)
Real estate ..............................     $117,975           $113,543
Commercial ...............................       53,475             52,264
Loans to individuals .....................       30,194             29,270
                                               --------           --------
Total ....................................     $201,644           $195,077
                                               ========           ========


Past Due and Non-Performing Assets

         CBI closely monitors past due loans and loans that are in non-accrual status and other real estate owned. Below is a summary of past due and non-performing assets at March 31, 2001 and December 31, 2000.

                                              Mar. 31, 2001       Dec. 31, 2000
                                              -------------       -------------
                                                     (dollars in thousands)
Past due 90 days + accruing loans ............   $582                   $ 93
Non-accrual loans ............................   $239                   $238
Impaired loans (included in nonaccrual) ......   $239                   $238
Other real estate owned ......................   $  -                   $  -

         Management considers the past due and non-accrual amounts at March 31, 2001 to be reasonable in relation to the size of the portfolio and manageable in the normal course of business. The increase in accruing loans over 90 days past due is associated with a small number of loans and is not indicative, in the opinion of management, of any trend.

         CBI had no restructured loans during any of the above listed periods.

Allowance for Loan Losses

         The Corporation operates three independent community banks in central South Carolina. Under the provisions of the National Bank Act each board of directors is responsible for determining the adequacy of its bank's loan loss allowance. In addition, each bank is supervised and regularly examined by the Office of the Comptroller of the Currency of the U. S. Treasury Department. As a normal part of a safety and soundness examination, the OCC examiners will assess and comment on the adequacy of a national bank's allowance for loan losses. The allowance presented in this discussion is on an aggregated basis.

         The nature of community banking is such that the loan portfolios will be predominantly comprised of small and medium size business and consumer loans. As community banks, there is a natural geographic concentration of loans within the Banks' respective city or county. Management at each bank monitors the loan concentrations and loan portfolio quality on an ongoing basis including, but not limited to: quarterly analysis of loan concentrations, monthly reporting of past dues, non-accruals, and watch loans, and quarterly reporting of loan charge-offs and recoveries. These efforts focus on historical experience and are bolstered by quarterly analysis of local and state economic conditions, which is part of the Banks' assessment of the adequacy of their allowances for loan losses.

         Management reviews its allowance for loan losses in three broad categories: commercial, real estate and installment loans. However, management does not believe it would be useful to maintain a separate allowance for each category. Instead management assigns an estimated risk percentage factor to each category in the computation of the overall allowance. In general terms, the real estate portfolio is subject to the least risk, followed by the commercial loan portfolio, followed by the installment loan portfolio. The Banks' internal and external loan review programs will from time to time identify loans that are subject to specific weaknesses and such loans will be reviewed for a specific loan loss allowance.

         Based on the current levels of non-performing and other problem loans, management believes that loan charge-offs in 2001 will at least approximate the 2000 levels as such loans progress through the collection process. Management believes that the allowance for loan losses, as of March 31, 2001 is sufficient to absorb the expected charge-offs and provide adequately for the inherent losses that remain in the loan portfolio. Management will continue to closely monitor the levels of non-performing and potential problem loans and address the weaknesses in these credits to enhance the amount of ultimate collection or recovery of these assets. Management considers the levels and trends in non-performing and past due loans in determining how historical loan loss rates are adjusted.

         The aggregate allowance for loan losses of the banks and the aggregate activity with respect to those allowances are summarized in the following table.

                                                                    Quarter ended March          Year ended           Quarter ended
                                                                      March 31, 2001            Dec. 31, 2000         March 31, 2000
                                                                      --------------            -------------         --------------
Allowance at beginning of period ...........................               $ 2,424                 $ 1,936                 $ 1,936
Provision expense ..........................................                   142                     688                     180
Net charge offs ............................................                   (10)                   (200)                    (29)
                                                                           -------                 -------                 -------
Allowance at end of period .................................               $ 2,556                 $ 2,424                 $ 2,087
                                                                           =======                 =======                 =======
Allowance / outstanding loans ..............................                  1.26%                   1.24%                   1.22%

Deposits

         Deposits were  $228,222,000  at March 31, 2001 compared to $218,811,000 at December 31, 2000, an increase of 4.3% or $9,411,000.

         Time deposits greater than $100,000 were $46,672,000 at March 31, 2001 compared to $38,702,000 at December 31, 2000, an increase of 20.6% or $7,970,000.

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

         CBI through its banking subsidiaries has a demonstrated ability to attract deposits from its markets. Deposits have grown from $30 million in 1989 to over $228 million in 2001. This base of deposits is the major source of operating liquidity.

         CBI's long term liquidity needs are expected to be primarily affected by the maturing of long-term certificates of deposit. At March 31, 2001 CBI had approximately $23 million and $12 million in certificates of deposit and other interest bearing liabilities maturing in one to five years and over five years, respectively. CBI's assets maturing or repricing in the same periods were $107 million and $39 million, respectively. CBI expects to be able to manage its current balance sheet structure without experiencing any material liquidity problems.

         In the opinion of management, CBI's current and projected liquidity position is adequate.

Capital resources

         As summarized in the table below, CBI maintains a strong capital position.

                                            March 31, 2001         Dec. 31, 2000
                                            --------------         -------------
Tier 1 capital to average total assets ..       8.73%                 8.20%
Tier 1 capital to risk weighted assets ..      12.42%                11.10%
Total capital to risk weighted assets ...      13.66%                12.30%

         In the opinion of management, the Company's current and projected capital positions are adequate. In each case the ratios exceed by a substantial margin the minimum regulatory requirement for being considered "well capitalized".

Dividends

         CBI declared and paid a quarterly cash dividend of seven cents per share during the first quarter of 2001. The total cost of this dividend was $224,000.

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

         The Corporation's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Corporation's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a quarterly basis in order to obtain the most accurate projection possible. The projection presents information over a twelve-month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 100 and 200 basis points. According to the model as of March 31, 2001 the Corporation is positioned so that net interest income will increase $817,000 and net income will increase $502,000 in the next twelve months if interest rates rise 300 basis points. Conversely, net interest income will decline $544,000 and net income will decline $335,000 in the next twelve months if interest rates decline 200 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Corporation could undertake in response to changes in interest rates.

         As of March 31, 2001 there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2000. The foregoing disclosures related to the market risk of the Company should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2000 Annual Report on Form 10-K.

         Part II--Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

None


b) Reports on Form 8-K.  None.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            DATED: May 11, 2001

COMMUNITY BANKSHARES, INC.

By:  s/  E. J. Ayers, Jr.,
    ----------------------------------------------
         E. J. Ayers, Jr.,
         Chief Executive Officer

By:  s/  William W. Traynham
    ----------------------------------------------
         William W. Traynham
         President and Chief Financial Officer
         (Principal Accounting Officer)