Form 10-Q
period 2001-06-30
COMMUNITY BANKSHARES INC /SC/
filed 2001-08-13
CIK 894508

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2001   Commission File number: 000-22054



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

       3,204,220 shares of common stock outstanding as of August 1, 2001.

                             10-Q TABLE OF CONTENTS

                           Part I-Financial Statements                      Page
Item 1  Financial Statements ..............................................   3
Item 2  Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................   9
Item 3      Quantitative and Qualitative Disclosures About Market Risk ....  18

                            Part II-Other Information
Item 4  Submission of Matters to a Vote of Security Holders ...............  19
Item 6  Exhibits and Reports on Form 8-K ..................................  20

Part I. Item 1. Financial Statements


            COMMUNITY BANKSHARES, INC. - CONSOLIDATED BALANCE SHEETS

         $ amounts in thousands                                                                       UNAUDITED
                                                                                                       June 30,         December 31,
         ASSETS                                                                                          2001               2000
                                                                                                         ----               ----
Cash and due from other financial institutions:
     Non-interest bearing ..................................................................          $  12,272           $  10,209
     Federal funds sold ....................................................................             23,727               8,130
                                                                                                      ---------           ---------
         Total cash and cash equivalents ...................................................             35,999              18,339
Interest bearing deposits in other banks ...................................................              4,477                 594
Investment securities:
     Securities held to maturity ...........................................................              4,148              12,371
     Securities available for sale .........................................................             27,353              41,195
Loans held for resale ......................................................................                406                 343

Loans ......................................................................................            208,094             195,077
     Less, allowance for loan losses .......................................................             (2,635)             (2,424)
                                                                                                      ---------           ---------
         Net loans .........................................................................            205,459             192,653

Premises and equipment .....................................................................              4,349               4,411
Accrued interest  receivable ...............................................................              1,775               2,330
Deferred income taxes ......................................................................                690                 795
Other assets ...............................................................................                566                 292
                                                                                                      ---------           ---------
         Total assets ......................................................................          $ 285,222           $ 273,323
                                                                                                      =========           =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Non-interest bearing ..................................................................          $  33,781           $  31,219
     Interest bearing ......................................................................            198,718             187,592
                                                                                                      ---------           ---------
         Total deposits ....................................................................            232,499             218,811
Federal funds purchased and securities
     sold under agreements to repurchase ...................................................              8,579               9,352
Federal Home Loan Bank advances ............................................................             17,850              20,350
Other liabilities ..........................................................................              1,544               1,671
                                                                                                      ---------           ---------
         Total liabilities .................................................................            260,472             250,184
                                                                                                      ---------           ---------
Shareholders' equity:
     Common stock
         No par, authorized shares 12,000,000, issued and
         outstanding 3,204,220 in 2001 and 3,199,180 in 2000 ...............................             15,967              15,928
     Retained earnings .....................................................................              8,726               7,342
     Accumulated other comprehensive income (loss) .........................................                 57                (131)
                                                                                                      ---------           ---------
         Total shareholders' equity ........................................................             24,750              23,139
                                                                                                      ---------           ---------
         Total liabilities and shareholders' equity ........................................          $ 285,222           $ 273,323
                                                                                                      =========           =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

              COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS
                       OF CHANGES IN SHAREHOLDERS' EQUITY
           for the six months ended June 30, 2001 and 2000 (Unaudited)
                            ($ amounts in thousands)


                                                                   Common Stock                         Accumulated
                                                                   ------------                            Other            Total
                                                                                            Retained    Comprehensive  Shareholders'
                                                                Shares         Amount       Earnings     Income (Loss)      Equity
                                                                ------         ------       --------     -------------      ------

Balances at Dec. 31, 1999 ...............................     3,191,462     $   14,207     $    6,549     $     (511)    $   20,245
Comprehensive income:
     Net income .........................................                                       1,477                         1,477
     Other comprehensive income (loss) net of tax:
     Unrealized gain (loss) on securities ...............                                                       (134)          (134)
Cash-in-lieu of shares in connection
     with Jan. 31, 2000 stock div .......................          (137)
Market value of shares issued in
     five percent stock dividend ........................             -          1,709         (1,709)                            -
Shares issued under option agreement ....................         2,520             19                                           19
Costs of stock dividend .................................                          (10)                                         (10)
Dividends paid ..........................................             -              -           (319)             -           (319)
                                                             ----------     ----------     ----------     ----------     ----------
Balances at June 30 , 2000 ..............................     3,193,845     $   15,925     $    5,998     $     (645)    $   21,278
                                                             ==========     ==========     ==========     ==========     ==========

Balances at Dec. 31, 2000 ...............................     3,199,180     $   15,928     $    7,342     $     (131)    $   23,139
Comprehensive income:
     Net income .........................................                                       1,831                         1,831
     Other comprehensive income (loss) net of tax:
     Unrealized gain (loss) on securities ...............                                                        188            188
Shares issued under option agreement ....................         5,040             39                                           39
Dividends paid ..........................................             -              -           (447)             -           (447)
                                                             ----------     ----------     ----------     ----------     ----------
Balances at June 30, 2001 ...............................     3,204,220     $   15,967     $    8,726     $       57     $   24,750
                                                             ==========     ==========     ==========     ==========     ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

         COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF INCOME

                                                                           Six months ended June 30,     Three months ended June 30,
                                                                             2001            2000            2001            2000
         $ amounts in thousands                                            UNAUDITED       UNAUDITED       UNAUDITED       UNAUDITED
                                                                           ---------       ---------       ---------       ---------
Interest and dividend income:
Interest and fees on loans .........................................         $ 9,116         $ 7,763         $ 4,525         $ 4,033
    Deposits with other financial institutions .....................             106              28              78              24
    Investment securities:
      Interest - U. S. Treasury and
        U. S. Government Agencies ..................................           1,194           1,432             469             726
      Dividends ....................................................              69              60              33              31
                                                                             -------         -------         -------         -------
         Total investment securities ...............................           1,263           1,492             502             757
    Federal funds sold and securities
      purchased under agreements to resell .........................             454             188             284              74
                                                                             -------         -------         -------         -------
         Total interest and dividend income ........................          10,939           9,471           5,389           4,888
                                                                             -------         -------         -------         -------

Interest expense:
    Deposits:
      Certificates of deposit of $100,000 or more ..................           1,310           1,073             662             565
      Other ........................................................           3,528           2,831           1,714           1,451
                                                                             -------         -------         -------         -------
         Total deposits ............................................           4,838           3,904           2,376           2,016
    Federal funds purchased and securities
      sold under agreements to repurchase ..........................             149              64              66              40
    Federal Home Loan Bank advances ................................             596             526             295             273
                                                                             -------         -------         -------         -------
         Total interest expense ....................................           5,583           4,494           2,737           2,329
                                                                             -------         -------         -------         -------
Net interest income ................................................           5,356           4,977           2,652           2,559
Provision for loan losses ..........................................             277             338             135             158
                                                                             -------         -------         -------         -------
Net interest income after provision for loan losses ................           5,079           4,639           2,517           2,401
                                                                             -------         -------         -------         -------

Non-interest income:
    Service charges on deposit accounts ............................             928             696             516             349
    Other ..........................................................             315             189             176              99
                                                                             -------         -------         -------         -------
         Total non-interest income .................................           1,243             885             692             448
                                                                             -------         -------         -------         -------
Non-interest expense:
Salaries and employee benefits .....................................           2,102           1,892           1,062             952
    Premises and equipment .........................................             471             456             236             232
    Other ..........................................................             916             879             479             443
                                                                             -------         -------         -------         -------
         Total non-interest expense ................................           3,489           3,227           1,777           1,627
                                                                             -------         -------         -------         -------
Net income before taxes ............................................           2,833           2,297           1,432           1,222
Provision for income taxes .........................................           1,002             820             502             439
                                                                             -------         -------         -------         -------
Net income .........................................................         $ 1,831         $ 1,477         $   930         $   783
                                                                             =======         =======         =======         =======

Basic earnings per common share:
    Weighted average shares outstanding ............           3,200,174           3,194,685           3,199,677           3,193,005
    Net income per common share ....................       $        0.57       $        0.46       $        0.29       $        0.25
Diluted earnings per common share:
    Weighted average shares outstanding ............           3,217,819           3,216,207           3,217,443           3,214,555
    Net income per common share ....................       $        0.57       $        0.46       $        0.29       $        0.24

       COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Six months ended June 30,
                                                                                                        2001               2000
                                                                                                        ----               ----
                                                                                                     (dollar amounts in thousands)
                                                                                                     UNAUDITED           UNAUDITED
Cash flows from operating activities:
Net income .................................................................................           $  1,831            $  1,477
Adjustments to reconcile net income
  to net cash (provided) by operating activities
        Depreciation .......................................................................                218                 240
        Provision for loan losses ..........................................................                277                 338
        Accretion of discounts and
          amortization of premiums -
          investment securities - net ......................................................                (13)                 (5)
        Proceeds from sale of real estate loans held for sale ..............................             (6,352)             (2,337)
        Origination of real estate loans held for sale .....................................              6,289               2,606
Changes in assets and liabilities:
        (Increase) decrease in interest receivable .........................................                555                 198
        (Increase) decrease in other assets ................................................                 98                (828)
        Increase (decrease) in other liabilities ...........................................               (127)                (24)
                                                                                                       --------            --------
Net cash provided (used) by operating activities ...........................................              2,776               1,665
                                                                                                       --------            --------

Cash flows from investing activities:
        Proceeds from maturities and sales of
          investment securities - held to maturity .........................................              8,875               1,500
        Purchases of investment securities - held to maturity ..............................               (652)               (500)
        Proceeds from maturities and sales of
          investment securities - available for sale .......................................             43,716               2,822
        Purchases of investment securities - available for sale ............................            (29,673)             (8,126)
        Net (increase) decrease in interest bearing deposits ...............................             (3,883)               (554)
        Net increase in loans to customers .................................................            (13,083)            (28,233)
        Increase in other real estate owned ................................................               (267)                  -
        Purchase of premises and equipment .................................................               (156)                (67)
                                                                                                       --------            --------
          Net cash provided (used) by investing activities .................................              4,877             (33,158)
                                                                                                       --------            --------

Cash flows from financing activities:
        Net increase in demand, savings, & time deposits ...................................             13,688              17,709
        Net increase  (decrease) in federal funds purchased and
          securities sold under agreements to repurchase ...................................               (773)              1,761
        Sale of common stock ...............................................................                 39                   9
        Increase (repayment) of FHLB advances ..............................................             (2,500)              4,700
        Dividends ..........................................................................               (447)               (319)
                                                                                                       --------            --------
          Net cash provided by financing activities ........................................             10,007              23,860
                                                                                                       --------            --------

Net increase  (decrease) in cash and cash equivalents ......................................             17,660              (7,633)

Cash and cash equivalents -beginning of period .............................................             18,339              20,315
                                                                                                       --------            --------

Cash and cash equivalents -end of period ...................................................           $ 35,999            $ 12,682
                                                                                                       ========            ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

Notes to Unaudited Consolidated Financial Statements

Summary of Significant Accounting Principles

         A summary of significant accounting policies and the audited financial statements for 2000 are included in Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

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

                                                                                    Before-Tax      Tax (Expense)        Net-of-Tax
                                                                                      Amount         or Benefit            Amount
                                                                                      ------         ----------            ------

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period ...................         $(977,000)         $ 332,000          $(645,000)
                                                                                    ---------          ---------          ---------

Other comprehensive income, June 30, 2000 .................................         $(977,000)         $ 332,000          $(645,000)
                                                                                    =========          =========          =========

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period ...................         $  87,000          $ (30,000)         $  57,000
                                                                                    ---------          ---------          ---------

Other comprehensive income, June 30, 2001 .................................         $  87,000          $ (30,000)         $  57,000
                                                                                    =========          =========          =========

     COMMUNITY BANKSHARES, INC. - AVERAGE BALANCE SHEETS, YIELDS, AND RATES

    Six months ended June 30,                                            2001                                    2000
    (Dollar amounts in thousands)                                      Interest                                Interest
                                                         Average       Income/      Yields/       Average       Income/     Yields/
                   Assets                                Balance       Expense      Rates         Balance      Expense       Rates
                                                         -------       --------     ------        -------      --------      -----

    Interest bearing deposits ........................  $  4,427       $   106         4.79%      $    985      $   28         5.69%
    Investment securities taxable ....................    39,370         1,250         6.35%        46,367       1,476         6.37%
    Investment securities--tax exempt ................       730            13         5.40%           806          16         6.02%
    Federal funds sold ...............................    18,900           454         4.80%         6,062         188         6.20%
    Loans receivable .................................   201,885         9,116         9.03%       170,429       7,763         9.11%
                                                        --------       -------                    --------      ------
    Total interest earning assets ....................   265,312        10,939         8.25%       224,649       9,471         8.43%
    Cash and due from banks ..........................     9,019                                     8,298
    Allowance for loan losses ........................    (2,547)                                   (2,084)
    Premises and equipment ...........................     4,401                                     4,560
    Other assets .....................................     3,159                                     3,085
                                                        --------                                  --------
    Total assets .....................................  $279,344                                  $238,508
                                                        ========                                  ========

    Liabilities and Shareholders' Equity
    Interest bearing deposits
         Savings .....................................  $ 36,526       $   651         3.56%      $ 31,364      $  610         3.89%
         Interest bearing trans.accounts .............    23,063           123         1.07%        20,050         147         1.47%
         Time deposits ...............................   135,934         4,064         5.98%       116,441       3,147         5.41%
                                                        --------       -------                    --------      ------
    Total interest bearing deposits ..................   195,523         4,838         4.95%       167,855       3,904         4.65%
    Short term borrowing .............................     7,391           149         4.03%         3,134          64         4.08%
    FHLB advances ....................................    20,295           596         5.87%        18,311         526         5.75%
                                                        --------       -------                    --------      ------
    Total interest bearing liabilities ...............   223,209         5,583         5.00%       189,300       4,494         4.75%
    Noninterest bearing demand deposits ..............    30,332                                    27,353
    Other liabilities ................................     1,750                                     1,222
    Shareholders' equity .............................    24,053                                    20,633
                                                        --------                                  --------
    Total liabilities and equity .....................  $279,344                                  $238,508
                                                        ========                                  ========

    Interest rate spread                                                               3.24%                                   3.68%

    Net interest income and net yield on                                $5,356         4.04%                    $4,977         4.43%
    earning assets

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


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000

Net Income

         For the first half of 2001 CBI earned a consolidated profit of $1,831,000 compared to $1,477,000 for the first half of 2000, an increase of 24% or $354,000. Basic and diluted earnings per share were $.57 in the 2001 period compared to $.46 for the 2000 period.

         For the first half of 2001 Orangeburg National Bank reported a profit of $1,222,000 compared to $1,104,000 for the first half of 2000, an increase of 10.7% or $118,000.

         For the first half of 2001 Sumter National Bank reported a profit of $552,000 compared to $393,000 for the first half of 2000, an increase of 40.5% or $159,000. The Sumter bank began operation in June 1996.

         For the first half of 2001 Florence National Bank reported a profit of $86,000 compared to net loss of $12,000 for the first half of 2000, an improvement of $98,000. The Florence bank began operation in July 1998.

         As noted above, consolidated net income for the six months ended June 30, 2001, increased from the prior year by 24% or $354,000. The major components of this increase are discussed below. Net interest income before provision for loan losses for the six months ended June 30, 2001 increased to $5,356,000 compared to $4,977,000 for the same period in 2000, an increase of 7.6% or $379,000. For the same period the provision for loan losses was $277,000 compared to $338,000 for the 2000 period, a decrease of 18% or $61,000. Non-interest income for the 2001 period increased to $1,243,000 from $885,000 for the 2000 period, a 40.5% or $358,000 increase. Non-interest expense increased to $3,489,000 from $3,227,000, an 8.1% or $262,000 increase.

Profitability

         Profitability may be measured through the ROA (return on average assets) and the ROE (return on average equity). Return on assets is the income for the period divided by the average assets for the period, annualized. Return on equity is the income for the period divided by the average equity for the period, annualized. Operating results for the six months ended June 30, 2001 and 2000 yield the results in the table shown below.

                                     Period ended June 30,
                                   2001                2000
                                   ----                ----
                                    (dollars in thousands)
Average assets                  $279,344           $238,508
ROA                                 1.31%              1.24%
Average equity                   $24,053            $20,633
ROE                                15.22%             14.32%
Net income                        $1,831             $1,477


Net interest income

         Net interest income, the major component of CBI's income, is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. During the first six months of 2001 net interest income after provision for loan losses increased to $5,079,000 from $4,639,000, a 9.5% or $440,000 increase over the first six months of 2000. This improvement was mostly the result of a $40 million increase in the average volume of earning assets. The average yield on earning assets decreased to 8.25% for the 2001 period from 8.43% for the 2000 period. This decline in yield was the result of market interest rate declines. During the first half of 2001 the prime lending rate declined from 9.5% to 6.75%, during the first half of 2000 the prime lending rate increased from 8.75% to 9.5%.

         For the first six months of 2001 the cost of funds averaged 5.00%, increased from 4.75% for the first six months of 2000. The effect of these changes was a net interest spread (yield on earning assets less cost of interest bearing liabilities) of 3.24% for the first six months of 2001, decreased from 3.68% during the first six months of 2000. CBI's net interest margin (net interest income divided by total earning assets) was 4.04% for the first six months of 2001 compared to 4.43% for the first six months of 2000.

Interest Income

         Elsewhere in this report is a table comparing the average balances, yields, and rates for the interest rate sensitive segments of the Corporation's balance sheets for the six months ended June 30, 2001 and 2000. A discussion of that table follows.

         Total interest income for the first six months of 2001 was $10,939,000 compared with $9,471,000 for the same period in 2000, a 15.5% or $1,468,000 increase. The yield on average earning assets for the 2001 period was 8.25%, decreased from 8.43% for the 2000 period. Total average interest earning assets for the 2001 period were $265,312,000 compared to $224,649,000 for the 2000 period, an increase of 18.1% or $40,663,000.

         The loan portfolio earned $9,116,000 for the first six months of 2001 compared to $7,763,000 for the same period of 2000, a 17.4% or $1,353,000 increase. The yield decreased to 9.03% for the 2001 period from 9.11% for the 2000 period. The average size of the loan portfolio was $201,885,000 for the 2001 period compared to $170,429,000 for the 2000 period, an increase of 18.5% or $31,456,000 primarily as the result of continuing strong loan demand.

         The taxable investment portfolio earned $1,250,000 for the first six months in 2001 compared to $1,476,000 for the same period in 2000, a 15.3% or $226,000 decrease. The yield decreased to 6.35% in the 2001 period from 6.37% in the 2000 period. The average size of the portfolio was $39,370,000 in the 2001 period compared to $46,367,000 in the 2000 period, a decrease of 15.1% or $6,997,000. As market interest rates declined during the first half of 2001 the Corporation had numerous securities called prior to maturity.

         The tax-exempt investment portfolio earned $13,000 for the first six months in 2001 compared to $16,000 for the same period in 2000, an 18.8% or $3,000 decrease. The yield (on a taxable equivalent basis) on the portfolio was 5.4%, a decrease from 6.02%. The average size of the portfolio was $730,000 for the 2001 period compared to $806,000 in the 2000 period, a decrease of 9.4% or $76,000.

         Interest bearing deposits in other banks contributed $106,000 for the first six months of 2001 compared to $28,000 during the prior year, an increase of 279% or $78,000. The yield on these deposits decreased to 4.79% for the 2001 period from 5.69% in the 2000 period. CBI averaged $4,427,000 in interest bearing balances in the first six months of 2001 compared to $985,000 the first six months of the prior year, an increase of 349% or $3,442,000. The increase in these deposits was the result of declining market interest rates, which caused numerous calls of investment securities prior to maturity. The funds resulting from these calls were temporarily put into interest bearing deposits and federal funds.

         Federal funds sold earned $454,000 the first six months of 2001 compared to $188,000 the prior year, an increase of 142% or $266,000. Yields decreased to 4.80% for the first six months in 2001 from 6.20% for the first six months in 2000. For the first six months of 2001 CBI increased its average volume in federal funds sold to $18,900,000 compared to $6,062,000 for the first six months of 2000, a 212% or $12,838,000 increase.

Interest Expense

         Interest expense for the first six months of 2001 was $5,583,000 compared to the prior year's $4,494,000, a 24.2% or $1,089,000 increase. The volume of interest bearing liabilities was $223,209,000 for the first six months in 2001 compared to $189,300,000 for the first six months of 2000, a 17.9% or $33,909,000 increase. The average rate paid for interest-bearing liabilities during the 2001 period was 5.00%, up from 4.75% for the 2000 period.

         The cost of savings accounts was $651,000 in the first six months in 2001 compared to $610,000 in the first six months of 2000, a 6.7% or $41,000 increase. Average savings deposit balances were $36,526,000 for the first six months in 2001 compared to $31,364,000 for the first six months of 2000, an increase of 16.5% or $5,162,000. The average rate paid on these funds decreased to 3.56% from 3.89%.

         Interest bearing transaction accounts cost $123,000 for the first six months in 2001 compared to the prior year's $147,000, a decrease of 16.3% or $24,000. The volume of these deposits was $23,063,000 for the first six months in 2001 compared to $20,050,000 for the first six months of 2000, a 15% or $3,013,000 increase. The average rate paid on these funds for the first six months in 2001 decreased to 1.07% from 1.47% for the first six months of 2000.

         Time deposits cost $4,064,000 for the first six months of 2001 compared to $3,147,000 for the first six months of the prior year, an increase of 29.1% or $917,000. The volume was $135,934,000 for the first six months in 2001 compared to $116,441,000 for the first six months of 2000, a 16.7% or $19,493,000 increase. The average rate paid on these funds increased to 5.98% for the first six months in 2001 from 5.41% for the first six months in 2000. This increase runs contrary to market interest rates nationally but reflects increased competition for deposits in the Corporation's local markets.

         Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. This is a relatively small and volatile part of the balance sheet. It cost $149,000 for the first six months in 2001 compared to $64,000 for the first six months of 2000, an increase of 133% or $85,000. The volume of these funds was $7,391,000 in the first six months of 2001 compared to $3,134,000 in the first six months of 2000, an increase of 136% or $4,257,000. The average rate paid on these funds decreased to 4.03% from 4.08%.

         Borrowings from the Federal Home Loan Bank cost $596,000 for the first six months in 2001 compared to $526,000 for the first six months in 2000, an increase of 13.3% or $70,000. The advances averaged $20,295,000 during the 2001 period compared to $18,311,000 for the prior year period, a 10.8% or $1,984,000 increase. The average rate paid on these funds increased to 5.87% from 5.75%.

Non-Interest Income

         Non-interest income for the first six months of 2001 grew to $1,243,000 compared to $885,000 in the first six months of 2000, a 40.5% or $358,000 increase. Much of this increase resulted from the introduction of a new service, an automated overdraft courtesy line for customers.

Non-Interest Expense

         For the first six months of 2001 non-interest expenses increased to $3,489,000 from $3,227,000 for the first six months of 2000, an 8.1% or $262,000 increase. This increase is related to higher levels of business activity and included the following components:

         For the 2001 period, personnel costs were $2,102,000 compared to $1,892,000 for the 2000 period, an increase of 11.1% or $210,000;

         For the 2001 period, premises and equipment expenses were $471,000 compared to $456,000 for the 2000 period, an increase of 3.3% or $15,000; and

         For the 2001 period, other costs were $916,000 compared to $879,000 for the 2000 period, an increase of 4.2% or $37,000.

Income Taxes

         CBI provided $1,002,000 for federal and state income taxes during the first six months of 2001 compared to $820,000 for the same period in 2000, a 22.2% or $182,000 increase. The average tax rate for the 2001 period was approximately 35.4% and for the 2000 period it was approximately 35.7%.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000

Net Income

         For the quarter ended June 30, 2001, CBI earned a consolidated profit of $930,000, compared to $783,000 for the comparable period of 2000, an increase of 18.8% or $147,000. Basic earnings per share were $.29 in the 2001 period, compared to $.25 for the 2000 period. The changes in the items comprising net interest income, which are discussed below, resulted from essentially the same factors discussed above regarding the results of operation for the six months ended June 30, 2001.

Net interest income

         Net interest income before provision for loan losses for the quarter ended June 30, 2001, increased to $2,652,000 compared to $2,559,000 for the same period in 2000, an increase of 3.6% or $93,000. For the same period the provision for loan losses was $135,000 compared to $158,000 for the 2000 period, a decrease of 14.6% or $23,000.

Interest Income

         Total  interest  income  for the  second  quarter  2001 was  $5,389,000 compared with $4,888,000 for the same period in 2000, a 10.2% or $501,000 increase.

         The loan portfolio earned $4,525,000 for the second quarter 2001 compared to $4,033,000 for the same period of 2000, a 12.2% or $492,000 increase.

         The investment portfolio earned $469,000 for the second quarter 2001 compared to $726,000 for the 2000 period, a 35.4% or $257,000 decrease.

         Interest bearing deposits in other banks contributed $78,000 for the second quarter 2001 compared to $24,000 during the prior year, an increase of 225% or $54,000.

         Federal funds sold earned $284,000 the second quarter of 2001 compared to $74,000 the prior year, an increase of 284% or $210,000.

Interest expense

         Interest expense for the second quarter of 2001 was $2,737,000 compared to the prior year's $2,329,000, a 17.5% or $408,000 increase.

Non-interest income and expense

         Non-interest income for the 2001 period was $692,000 compared to $448,000 for the 2000 period, a 54.5% or $244,000 increase. This increase was mostly the result of the introduction of the new automated overdraft service. Non-interest expense was $1,777,000 compared to $1,627,000, a 9.2% or $150,000 increase.

CHANGES IN FINANCIAL POSITION

Investment portfolio

         The investment portfolio is comprised of held to maturity securities and available for sale securities. CBI and its three banks usually purchase short-term issues (ten years or less) of U. S Treasury and U. S. Government agency securities for investment purposes. At June 30, 2001, the held to maturity portfolio totaled $4,148,000 compared to $12,371,000 at December 31, 2000, a decrease of 66.5% or $8,223,000. At June 30, 2001, the available for sale portfolio totaled $27,353,000 compared to $41,195,000 at December 31, 2000, a decrease of 33.6% or $13,842,000. Most of the decline in the banks' investment portfolios was due to the call of many securities during the first half of 2001, which resulted from the decline in bond market interest rates. The following chart summarizes the investment portfolios at June 30, 2001, and December 31, 2000.

                                                                                           June 30, 2001
                                                                       Held to maturity                     Available for sale
                                                                  Amortized cost      Fair value       Amortized cost     Fair value
                                                                  --------------      ----------       --------------     ----------
                                                                                       (dollars in thousands)
U. S. Government and agencies .................................        $4,148            $4,152            $24,481          $24,561
Tax exempt securities .........................................             -                 -                804              811
Other equity securities .......................................             -                 -              1,981            1,981
                                                                       ------            ------            -------          -------
Total .........................................................        $4,148            $4,152            $27,266          $27,353
                                                                       ======            ======            =======          =======

Unrealized gain ...............................................       $     4                              $    87
                                                                      =======                              =======




                                                                                         December 31, 2000
                                                                       Held to maturity                     Available for sale
                                                                  Amortized cost      Fair value       Amortized cost     Fair value
                                                                  --------------      ----------       --------------     ----------
                                                                                       (dollars in thousands)
U. S. Government and agencies .................................         $12,371         $12,217             $38,599         $38,404
Tax exempt securities .........................................               -               -                 814             810
Other equity securities .......................................               -               -               1,981           1,981
                                                                        -------         -------             -------         -------
Total .........................................................         $12,371         $12,217             $41,394         $41,195
                                                                        =======         =======             =======         =======

Unrealized (loss) .............................................         $  (154)                            $  (199)
                                                                        =======                             =======


Loan portfolio

         The loan portfolio is primarily consumer and small business oriented. At June 30, 2001 the loan portfolio was $208,094,000 compared to $195,077,000 at December 31, 2000, a 6.7% or $13,017,000 increase. The following chart summarizes the loan portfolio at June 30, 2001 and December 31, 2000.


                                            Jun. 30, 2001      Dec. 31, 2000
                                            -------------      -------------
                                                 (dollars in thousands)
Real estate ...........................         $120,418            $113,543
Commercial ............................           56,863              52,264
Loans to individuals ..................           30,813              29,270
                                                --------            --------
Total .................................         $208,094            $195,077
                                                ========            ========



Past Due and Non-Performing Assets and the Allowance for Loan Losses

         CBI closely monitors past due loans and loans that are in non-accrual status and other real estate owned. Below is a summary of past due and non-performing assets at June 30, 2001 and December 31, 2000.

                                            Jun. 30, 2001          Dec. 31, 2000
                                            -------------          -------------
                                                    (dollars in thousands)
Past due 90 days + accruing loans ........      $145                      $93
Non-accrual loans ........................      $489                     $238
Impaired loans (included in nonaccrual) ..      $489                     $238
Other real estate owned ..................      $267                       $-

         Management considers the past due and non-accrual amounts at June 30, 2001 to be reasonable in relation to the size of the portfolio and manageable in the normal course of business. The increase in non-accrual assets is associated with a small number of loans and is not indicative, in the opinion of management, of any trend.

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

         The nature of community banking is such that the loan portfolios will be predominantly comprised of small and medium size business and consumer loans. As community banks, there is a natural geographic concentration of loans within the Banks' respective cities or counties. Management at each bank monitors the loan concentrations and loan portfolio quality on an ongoing basis including, but not limited to: quarterly analysis of loan concentrations, monthly reporting of past dues, non-accruals, and watch loans, and quarterly reporting of loan charge-offs and recoveries. These efforts focus on historical experience and are bolstered by quarterly analysis of local and state economic conditions, which is part of the Banks' assessment of the adequacy of their allowances for loan losses.

         Management reviews its allowance for loan losses in three broad categories: commercial, real estate and installment loans. However, management does not believe it would be useful to maintain a separate allowance for each category. Instead management assigns an estimated risk percentage factor to each category in the computation of the overall allowance. In general terms, the real estate loan portfolio is subject to the least risk, followed by the installment loan portfolio, which in turn is followed by the commercial portfolio. The Banks' internal and external loan review programs will from time to time identify loans that are subject to specific weaknesses and such loans will be reviewed for a specific loan loss allowance.

         Based on the current levels of non-performing and other problem loans, management believes that loan charge-offs in 2001 will at least approximate the 2000 levels as such loans progress through the collection process. Management believes that the allowance for loan losses, as of June 30, 2001 is sufficient to absorb the expected charge-offs and provide adequately for the inherent losses that remain in the loan portfolio. Management will continue to closely monitor the levels of non-performing and potential problem loans and address the weaknesses in these credits to enhance the amount of ultimate collection or recovery of these assets. Management considers the levels and trends in non-performing and past due loans in determining how historical loan loss rates are adjusted.

         The aggregate allowance for loan losses of the banks and the aggregate activity with respect to those allowances are summarized in the following table.

                                                                     Six months ended            Year ended         Six months ended
(Dollars in thousands)                                                 June 30, 2001            Dec. 31, 2000        June 30, 2000
                                                                       -------------            -------------        -------------
Allowance at beginning of period ...........................               $ 2,424                 $ 1,936              $ 1,936
Provision expense ..........................................                   277                     688                  338
Net charge offs ............................................                   (66)                   (200)                (124)
                                                                           -------                 -------              -------
Allowance at end of period .................................               $ 2,635                 $ 2,424              $ 2,150
                                                                           =======                 =======              =======
Allowance / outstanding loans ..............................                    1.27%                   1.24%                1.16%


         In reviewing the adequacy of the allowance for loan losses at the end of each period, management of each bank considers historical loan loss experience, current economic conditions, loans outstanding, trends in non-performing and delinquent loans, and the quality of collateral securing problem loans. After charging off all known losses, management of each bank considers the allowance adequate to provide for estimated losses inherent in the loan portfolio at June 30, 2001.

Deposits

         Deposits were $232,499,000 at June 30, 2001 compared to $218,811,000 at
December 31, 2000, an increase of 6.3% or $13,688,000.

         Time deposits greater than $100,000 were $48,890,000 at June 30, 2001 compared to $38,702,000 at December 31, 2000, an increase of 26.3% or $10,188,000.

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

         CBI through its banking subsidiaries has a demonstrated ability to attract deposits from its markets. Deposits have grown from $30 million in 1989 to over $232 million in 2001. This base of deposits is the major source of operating liquidity.

         CBI's long term liquidity needs are expected to be primarily affected by the maturing of long-term certificates of deposit. At June 30, 2001 CBI had approximately $24.6 million and $11.35 million in certificates of deposit and other interest bearing liabilities maturing in one to five years and over five years, respectively. CBI's assets maturing or repricing in the same periods were $106.3 million and $36.6 million, respectively. CBI expects to be able to manage its current balance sheet structure without experiencing any material liquidity problems.

         In the opinion of management, CBI's current and projected liquidity position is adequate.

Capital resources

         As summarized in the table below, CBI maintains a strong capital position.

                                                                                                                          Minimum
                                                                                                                        required for
                                                                                                                          capital
                                                                                    June 30, 2001    Dec. 31, 2000        adequacy
                                                                                    -------------    -------------        --------
Tier 1 capital to average total assets ...............................                  8.67%              8.20%            4.00%
Tier 1 capital to risk weighted assets ...............................                 11.89%             11.10%            4.00%
Total capital to risk weighted assets ................................                 13.07%             12.30%            6.00%

         In the opinion of management, the Corporation's current and projected capital positions are adequate.

Dividends

         CBI declared and paid a quarterly cash dividend of seven cents per share during the first and second quarters of 2001. The total cost of these dividends was $447,000.

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

         The Corporation's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Corporation's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a quarterly basis in order to obtain the most accurate projection possible. The projection presents information over a twelve-month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 100 and 200 basis points. According to the model as of June 30, 2001 the Corporation is positioned so that net interest income would be expected to increase $303,000 and net income would be expected to increase $186,000 in the next twelve months if interest rates rise 100 basis points. Conversely, net interest income would be expected to decline $303,000 and net income would be expected to decline $186,000 in the next twelve months if interest rates decline 100 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Corporation could undertake in response to changes in interest rates.

         As of June 30, 2001 there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2000. The foregoing disclosures related to the market risk of the Corporation should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2000 Annual Report on Form 10-K.


Part II--Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

CBI had an Annual Meeting of Shareholders on April 24, 2001

The following persons were elected to the Board for terms of three years:

Three year term: Anna O. Dantzler,  Richard L. Havekost, William H. Nock, Samuel
F. Reid, and William W. Traynham.

An amendment to the 1997 Stock Option Plan was approved that increases the number of shares reserved for issuance under the Plan and permits non-employee directors to participate in the Plan.

         The other item approved was the ratification of J. W. Hunt and Co., Certified Public Accountants, as outside auditors for CBI for the year ended December 31, 2001.

The vote tally was as follows:

                                                     Total number of                      Voting
                                                         shares                        against or to                     Present at
                                                      eligible to                        withhold        Voting to       meeting and
                                                          vote         Voting for        authority         abstain       not voting
                                                          ----         ----------        ---------         -------       ----------
Election of directors
     Anna O. Dantzler .........................        3,198,757        2,202,304               0              0              0
     Richard L. Havekost ......................        3,198,757        2,203,505               0              0              0
     William H. Nock ..........................        3,198,757        2,203,925           6,550              0              0
     Samuel F. Reid ...........................        3,198,757        2,202,770               0              0              0
     William W. Traynham ......................        3,198,757        2,203,925               0              0              0

Amendment to option plan ......................        3,198,757        2,127,099          73,961          4,255              0

Ratification of J. W. Hunt ....................        3,198,757        2,202,004               0          3,311              0

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Index

Exhibit No.(from item 601 of S-B)            Description

     None.

b) Reports on Form 8-K.  None.


Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        DATED: August 13,  2001

COMMUNITY BANKSHARES, INC.

By:  s/  E. J. Ayers, Jr.,
    --------------------------------------------
         E. J. Ayers, Jr.,
         Chief Executive Officer

By:  s/  William W. Traynham
     -------------------------------------------
         William W. Traynham
         President and Chief Financial Officer
         (Principal Accounting Officer)