Form 10-Q
period 2001-09-30
COMMUNITY BANKSHARES INC /SC/
filed 2001-11-14
CIK 894508

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended Sept. 30, 2001  Commission File number: 000-22054



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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,299,674 shares of common stock outstanding as of November 1, 2001.

                                         10-Q TABLE OF CONTENTS

                             Part I-Financial Statements                    Page
Item 1    Financial Statements .............................................   3
Item 2    Management's Discussion and Analysis of Financial Condition and
               Results of Operations .......................................   9
Item 3    Quantitative and Qualitative Disclosures About Market Risk .......  19

                            Part II-Other Information
Item 6    Exhibits and Reports on Form 8-K .................................  20

Part I. Item 1. Financial Statements

            COMMUNITY BANKSHARES, INC. - CONSOLIDATED BALANCE SHEETS

         ($ amounts in thousands)                                                                     UNAUDITED
                                                                                                       Sept. 30,        December 31,
                                                                                                         2001               2000
                                                                                                         ----               ----
         ASSETS
Cash and due from other financial institutions:
     Non-interest bearing ..................................................................          $  10,738           $  10,209
     Federal funds sold ....................................................................             18,267               8,130
                                                                                                      ---------           ---------
         Total cash and cash equivalents ...................................................             29,005              18,339
Interest bearing deposits in other banks ...................................................              4,129                 594
Investment securities:
     Securities held to maturity ...........................................................              2,149              12,371
     Securities available for sale .........................................................             33,002              41,195
Loans held for resale ......................................................................                154                 343
Loans ......................................................................................            219,125             195,077
     Less, allowance for loan losses .......................................................             (2,761)             (2,424)
                                                                                                      ---------           ---------
         Net loans .........................................................................            216,364             192,653
Premises and equipment .....................................................................              4,423               4,411
Accrued interest  receivable ...............................................................              1,780               2,330
Deferred income taxes ......................................................................                648                 795
Other real estate owned ....................................................................                267                   -
Other assets ...............................................................................                360                 292
                                                                                                      ---------           ---------
         Total assets ......................................................................          $ 292,281           $ 273,323
                                                                                                      =========           =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Non-interest bearing ..................................................................          $  32,548           $  31,219
     Interest bearing ......................................................................            201,243             187,592
                                                                                                      ---------           ---------
         Total deposits ....................................................................            233,791             218,811
Federal funds purchased and securities
     sold under agreements to repurchase ...................................................             10,976               9,352
Federal Home Loan Bank advances ............................................................             20,280              20,350
Other liabilities ..........................................................................              1,688               1,671
                                                                                                      ---------           ---------
         Total liabilities .................................................................            266,735             250,184
                                                                                                      ---------           ---------
Shareholders' equity:
     Common stock
         No par, authorized shares 12,000,000, issued and
         outstanding 3,204,220 in 2001 and 3,199,180 in 2000 ...............................             15,967              15,928
     Retained earnings .....................................................................              9,463               7,342
     Accumulated other comprehensive income (loss) .........................................                116                (131)
                                                                                                      ---------           ---------
         Total shareholders' equity ........................................................             25,546              23,139
                                                                                                      ---------           ---------

         Total liabilities and shareholders' equity ........................................          $ 292,281           $ 273,323
                                                                                                      =========           =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

             COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF
                        CHANGES IN SHAREHOLDERS' EQUITY
        for the nine months ended September 30, 2001 and 2000 (Unaudited)
                            ($ amounts in thousands)


                                                                                                       Accumulated
                                                                     Common Stock                          Other            Total
                                                                     ------------           Retained  Comprehensive    Shareholders'
                                                                 Shares        Amount       Earnings   Income (Loss)       Equity
                                                                 ------        ------       --------   -------------       ------
                                                                                   (dollar amounts in thousands)

Balances at Dec. 31, 1999 ................................      3,191,462    $   14,207    $    6,549        $(511)      $   20,245
Comprehensive income:
     Net income ..........................................                                      2,342                         2,342
     Other comprehensive income (loss) net of tax:
     Unrealized gain (loss) on securities ................                                                      88               88
Cash-in-lieu of shares in connection with Jan. 31,
     2000 stock dividend..................................           (137)
Market value of shares issued in
     five percent stock dividend..........................              -         1,709        (1,709)                            -
Shares issued under option agreement .....................          2,520            19                                          19
Costs of stock dividend ..................................                          (10)                                        (10)
Dividends paid ...........................................              -             -          (452)           -             (452)
                                                               ----------    ----------    ----------        -----       ----------
Balances at Sept. 30, 2000 ...............................      3,193,845    $   15,925    $    6,730        $(423)      $   22,232
                                                               ==========    ==========    ==========        =====       ==========

Balances at Dec. 31, 2000 ................................      3,199,180    $   15,928    $    7,342        $(131)      $   23,139
Comprehensive income:
     Net income ..........................................                                      2,793                         2,793
     Other comprehensive income (loss) net of tax:
     Unrealized gain (loss) on securities ................                                                     247              247
Shares issued under option agreement .....................          5,040            39                                          39
Dividends paid ...........................................              -             -          (672)           -             (672)
                                                               ----------    ----------    ----------        -----       ----------
Balances at September 30, 2001 ...........................      3,204,220    $   15,967    $    9,463        $ 116       $   25,546
                                                               ==========    ==========    ==========        =====       ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

   COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                         Nine months ended Sept. 30,    Three months ended Sept. 30,
                                                                         ---------------------------    ----------------------------
                                                                           2001             2000           2001             2000
                                                                           ----             ----           ----             ----
         ($ amounts in thousands)
Interest and dividend income:
    Interest and fees on loans .................................       $   13,694       $   12,184       $    4,578       $    4,421
    Deposits with other financial institutions .................              144               53               38               25
    Investment securities:
      Interest - U. S. Treasury and
        U. S. Government Agencies ..............................            1,602            2,159              408              727
      Dividends ................................................              118               96               49               36
                                                                       ----------       ----------       ----------       ----------
         Total investment securities ...........................            1,720            2,255              457              763
    Federal funds sold and securities
      purchased under agreements to resell .....................              642              252              188               64
                                                                       ----------       ----------       ----------       ----------
         Total interest and dividend income ....................           16,200           14,744            5,261            5,273
                                                                       ----------       ----------       ----------       ----------

Interest expense:
    Deposits:
      Certificates of deposit of $100,000 or more ..............            1,912            1,666              602              593
      Other ....................................................            5,089            4,473            1,561            1,642
                                                                       ----------       ----------       ----------       ----------
         Total deposits ........................................            7,001            6,139            2,163            2,235
    Federal funds purchased and securities
      sold under agreements to repurchase ......................              212              117               63               53
    Federal Home Loan Bank advances ............................              861              863              265              337
                                                                       ----------       ----------       ----------       ----------
         Total interest expense ................................            8,074            7,119            2,491            2,625
                                                                       ----------       ----------       ----------       ----------
Net interest income ............................................            8,126            7,625            2,770            2,648
Provision for loan losses ......................................              457              490              180              152
                                                                       ----------       ----------       ----------       ----------
Net interest income after provision for loan losses ............            7,669            7,135            2,590            2,496
                                                                       ----------       ----------       ----------       ----------

Non-interest income:
    Service charges on deposit accounts ........................            1,490            1,059              562              363
    Gain on sale of securities .................................               14                -               14                -
    Other ......................................................              483              290              168              101
                                                                       ----------       ----------       ----------       ----------
         Total non-interest income .............................            1,987            1,349              744              464
                                                                       ----------       ----------       ----------       ----------

Non-interest expense:
    Salaries and employee benefits .............................            3,172            2,831            1,070              939
    Premises and equipment .....................................              703              690              232              234
    Other ......................................................            1,447            1,331              531              452
                                                                       ----------       ----------       ----------       ----------
         Total non-interest expense ............................            5,322            4,852            1,833            1,625
                                                                       ----------       ----------       ----------       ----------
Net income before taxes ........................................            4,334            3,632            1,501            1,335
Provision for income taxes .....................................            1,541            1,290              539              470
                                                                       ----------       ----------       ----------       ----------

Net income .....................................................       $    2,793       $    2,342       $      962       $      865
                                                                       ==========       ==========       ==========       ==========

Basic earnings per common share:
    Weighted average shares outstanding ........................        3,201,560        3,194,685        3,200,867        3,194,685
    Net income per common share ................................       $     0.87       $     0.73       $     0.30       $     0.27
Diluted earnings per common share:
    Weighted average shares outstanding ........................        3,222,456        3,216,207        3,220,138        3,216,207
    Net income per common share ................................       $     0.87       $     0.73       $     0.30       $     0.27

 COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                                        Nine months ended Sept. 30,
                                                                                                         2001                2000
                                                                                                         ----                ----
                                                                                                       (Dollar amounts in thousands)
Cash flows from operating activities:
Net income .................................................................................           $  2,793            $  2,342
Adjustments to reconcile net income to net cash
     provided (used) by operating activities
      Depreciation .........................................................................                329                 360
      Provision for loan losses ............................................................                457                 490
      Accretion of discounts and amortization of ...........................................                (18)                 (7)
           premiums - investment securities - net
Changes in assets and liabilities:
      Proceeds of sale of loans held for resale ............................................              9,807               4,861
      Origination of loans held for resale .................................................             (9,807)             (4,861)
      (Increase) decrease in interest receivable ...........................................                550                (543)
      Decrease in other assets .............................................................                 79                  62
      Increase in other liabilities ........................................................                 17                 295
                                                                                                       --------            --------
Net cash provided by operating activities ..................................................              4,207               2,999
                                                                                                       --------            --------

Cash flows from investing activities:
      Net (increase) in interest bearing deposits ..........................................             (3,535)               (781)
      Proceeds from maturities of investment ...............................................             11,375               1,500
           securities - held to maturity
      Purchases of investment securities - held to .........................................             (1,153)               (501)
           maturity
      Proceeds from maturities of investment ...............................................             69,658               3,551
           securities - available for sale
      Purchases of investment securities - available .......................................            (61,200)             (8,468)
           for sale
      Net (increase) in loans to customers .................................................            (23,979)            (29,205)
      Purchase of premises and equipment ...................................................               (341)               (212)
      Net (increase) in other real estate ..................................................               (267)                  -
                                                                                                       --------            --------
        Net cash (used) in investing activities ............................................             (9,442)            (34,116)
                                                                                                       --------            --------

Cash flows from financing activities:
      Net increase in demand, savings, and time ............................................             14,980              26,927
           deposits
      Net increase in federal funds purchased and ..........................................              1,624               2,975
           securities sold under agreements to
           repurchase
      (Decrease) in Federal Home Loan Bank advances ........................................                (70)               (370)
      Common stock issued under option plan ................................................                 39                  10
      Dividends paid in cash ...............................................................               (672)               (453)
                                                                                                       --------            --------
        Net cash provided by financing activities ..........................................             15,901              29,089
                                                                                                       --------            --------

Net increase  (decrease) in cash and cash equivalents ......................................             10,666              (2,028)
Cash and cash equivalents-beginning of period ..............................................             18,339              20,315
                                                                                                       --------            --------

Cash and cash equivalents-end of period ....................................................           $ 29,005            $ 18,287
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

Changes in Comprehensive Income Components

         The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Disclosure as required by the Statement is as follows:

                                                                                          Before-Tax    Tax (Expense)     Net-of-Tax
                                                                                            Amount        or Benefit        Amount
                                                                                            ------        ----------        ------

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during  period .............................     $(640,000)        $217,000     $(423,000)
                                                                                           ---------         --------     ---------
Other comprehensive income, Sept. 30, 2000 ...........................................     $(640,000)        $217,000     $(423,000)
                                                                                           =========         ========     =========
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period ..............................      $176,000         $(60,000)     $116,000
                                                                                            --------         ---------     --------
Other comprehensive income, Sept. 30, 2001 ...........................................      $176,000         $(60,000)     $116,000
                                                                                            ========         =========     ========

     COMMUNITY BANKSHARES, INC. - AVERAGE BALANCE SHEETS, YIELDS, AND RATES

                                                                                     Nine months ended Sept. 30,
  (Dollars in Thousands)                                                             ---------------------------
                                                                               2001                               2000
                                                                               ----                               ----
                                                                             Interest                           Interest
                                                                 Average     Income/   Yields/      Average     Income/    Yields/
                  Assets                                         Balance     Expense    Rates       Balance     Expense     Rates
                                                                 -------     --------   ------      -------     --------    -----

Interest bearing deposits ....................................   $  4,441    $   144      4.32%    $  1,159     $    53        6.10%
Investment securities taxable ................................     36,490      1,699      6.21%      46,646       2,230        6.37%
Investment securities--tax exempt ............................        746         21      5.69%         806          25        6.27%
Federal funds sold ...........................................     19,514        642      4.39%       5,324         252        6.31%
Loans receivable .............................................    206,419     13,694      8.85%     175,774      12,184        9.24%
                                                                 --------    -------               --------     -------
     Total interest earning assets ...........................    267,610     16,200      8.07%     229,709      14,744        8.56%
Cash and due from banks ......................................      9,166                             8,365
Allowance for loan losses ....................................     (2,605)                           (2,130)
Premises and equipment .......................................      4,475                             4,582
Other assets .................................................      3,058                             3,171
                                                                 --------                          --------
     Total assets ............................................   $281,704                          $243,697
                                                                 ========                          ========

   Liabilities and Shareholders' Equity
Interest bearing deposits
Savings ......................................................   $ 37,290    $   927      3.31%     $32,650     $   955        3.90%
Interest bearing transaction accounts ........................     23,389        165      0.94%      20,519         241        1.57%
Time deposits ................................................    136,836      5,909      5.76%     117,735       4,943        5.60%
                                                                 --------    -------               --------     -------
     Total interest bearing deposits .........................    197,515      7,001      4.73%     170,904       6,139        4.79%
Short term borrowing .........................................      7,414        212      3.81%       3,553         117        4.39%
FHLB advances ................................................     19,773        861      5.81%      19,342         863        5.95%
                                                                 --------    -------               --------     -------
     Total interest bearing liabilities ......................    224,702      8,074      4.79%     193,799       7,119        4.90%
Noninterest bearing demand deposits ..........................     30,779                            27,568
Other liabilities ............................................      1,735                             1,283
Shareholders' equity .........................................     24,488                            21,047
                                                                 --------                          --------
     Total liabilities & shareholders' equity ................   $281,704                          $243,697
                                                                 ========                          ========

Interest rate spread .........................................                            3.28%                                3.66%

Net interest income and net yield on earning assets ..........               $ 8,126      4.05%                 $ 7,625        4.43%



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as 'forward looking statements' for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation cautions readers that forward looking statements, including without limitation, those relating to the Corporation's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Corporation's reports filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000

Net Income

         For the nine months ended September 30, 2001 CBI earned a consolidated profit of $2,793,000 compared to $2,342,000 for the comparable period in 2000, an increase of 19.3% or $451,000. Basic and diluted earnings per share were $.87 in the 2001 period compared to $.73 for the 2000 period.

         For the 2001 period Orangeburg National Bank reported a profit of $1,869,000 compared to $1,687,000 for the 2000 period, an increase of 10.8% or $182,000.

         For the 2001 period Sumter National Bank reported a profit of $849,000 compared to $634,000 for the 2000 period, an increase of 33.9% or $215,000. The Sumter bank began operation in September 1996.

         For the 2001 period Florence National Bank reported a profit of $125,000 compared to $39,000 for the 2000 period, an increase of 220% or $86,000. The Florence bank began operation in July 1998.

         As noted above, consolidated net income for the nine months ended September 30, 2001, increased from the prior year by 19.3% or $451,000. The major components of this increase are discussed below. Net interest income before provision for loan losses for the nine months ended September 30, 2001 increased to $8,126,000 compared to $7,625,000 for the same period in 2000, an increase of 6.6% or $501,000. For the 2001 period the provision for loan losses was $457,000 compared to $490,000 for the 2000 period, a decrease of 6.7% or $33,000. Non-interest income for the 2001 period was $1,987,000 compared to $1,349,000 for the 2000 period, a 47.3% or $638,000 increase. For the same periods, non-interest expense was $5,322,000 compared to $4,852,000, a 9.7% or $470,000 increase.

Profitability

         Profitability may be measured through the ROA (return on average assets) and the ROE (return on average equity). Return on assets is the income for the period divided by the average assets for the period, annualized. Return on equity is the income for the period divided by the average equity for the period, annualized. Operating results for the nine months ended September 30, 2001 and 2000 yield the results in the table shown below.

                               Nine months ended Sept. 30,
                                  2001             2000
                                  ----             ----
                                 (dollars in thousands)
Average assets .............  $281,704         $243,697
ROA ........................     1.32%            1.28%
Average equity .............   $24,488          $21,047
ROE ........................    15.21%           14.84%
Net income .................    $2,793           $2,342

Net interest income

         Net interest income, the major component of CBI's income, is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. During the first nine months of 2001 net interest income after provision for loan losses increased to $7,669,000 from $7,135,000, a 7.5% or $534,000 increase over the first nine months of 2000. This improvement was the result of a $38 million increase in the average volume of earning assets. The average yield on earning assets decreased to 8.07% for the 2001 period from 8.56% for the 2000 period. This decline was the result of market interest rate declines. During the first nine months of 2001 the prime lending rate declined from 9.0% to 5.50%. During the first nine months of 2000 the prime lending rate increased from 8.75% to 9.50%.

         For the first nine months of 2001 the cost of funds averaged 4.79%, decreased from 4.90% for the first nine months of 2000. The effect of these changes was a net interest spread (yield on earning assets less cost of interest bearing liabilities) of 3.28% for the 2001 period, decreased from 3.66% for the 2000 period. CBI's net interest margin (net interest income divided by total earning assets) was 4.05% for the 2001 period compared to 4.43% for the 2000 period.

Interest Income

         Elsewhere in this report is a table comparing the average balances, yields, and rates for the interest rate sensitive segments of the Corporation's balance sheets for the nine months ended September 30, 2001 and 2000. A discussion of that table follows.

         Total interest income for the first nine months of 2001 was $16,200,000 compared with $14,744,000 for the same period in 2000, a 9.9% or $1,456,000 increase. The yield on average earning assets for the 2001 period was 8.07%, decreased from 8.56% for the 2000 period. The decline in yields was directly related to the overall decline in market interest rates. Total average interest earning assets for the 2001 period were $267,610,000 compared to $229,709,000 for the 2000 period, an increase of 16.5% or $37,901,000.

         The loan portfolio earned $13,694,000 for the first nine months of 2001 compared to $12,184,000 for the same period of 2000, a 12.4% or $1,510,000 increase. The yield decreased to 8.85% for the 2001 period from 9.24% for the 2000 period. The average size of the loan portfolio was $206,419,000 for the 2001 period compared to $175,774,000 for the 2000 period, an increase of 17.4% or $30,645,000.

         The taxable investment portfolio earned $1,699,000 for the first nine months in 2001 compared to $2,230,000 for the same period in 2000, a 23.8% or $531,000 decrease. The yield decreased to 6.21% in the 2001 period from 6.37% in the 2000 period. The average size of the portfolio was $36,490,000 in the 2001 period compared to $46,646,000 in the 2000 period, a decrease of 21.8% or $10,156,000. As bond market interest rates declined during 2001 the Corporation had numerous securities called prior to maturity.

         The tax-exempt investment portfolio earned $21,000 for the first nine months in 2001 compared to $25,000 for the same period in 2000, a 16% or $4,000 decrease. The yield (on a taxable equivalent basis) on the portfolio was 5.69% for the 2001 period, decreased from 6.27% for the 2000 period. The average size of the portfolio was $746,000 for the 2001 period compared to $806,000 in the 2000 period, a decrease of 7.4% or $60,000.

         Interest bearing deposits in other banks contributed $144,000 for the first nine months of 2001 compared to $53,000 for the same period in 2000, an increase of 172% or $91,000. The yield on these deposits decreased to 4.32% for the 2001 period from 6.10% in the 2000 period. CBI averaged $4,441,000 in the 2001 period compared to $1,159,000 in the 2000 period, an increase of 283% or $3,282,000. The increase in these deposits was the result of declining market interest rates, which caused numerous calls of investment securities prior to maturity. The funds resulting from these calls were temporarily invested in interest bearing deposits and federal funds.

         Federal funds sold earned $642,000 the first nine months of 2001 compared to $252,000 for the same period in 2000, an increase of 155% or $390,000. Yields decreased to 4.39% for the 2001 period from 6.31% for the 2000 period. For the 2001 period CBI increased its average volume in federal funds sold to $19,514,000 compared to $5,324,000 for the 2000 period, a 267% or $14,190,000 increase.

Interest Expense

         Interest expense for the first nine months of 2001 was $8,074,000 compared to the prior year's $7,119,000, a 13.4% or $955,000 increase. The average volume of interest bearing liabilities was $224,702,000 for the 2001 period compared to $193,799,000 for the 2000 period, a 15.9% or $30,903,000 increase. The average rate paid for interest-bearing liabilities during the 2001 period was 4.79%, decreased from 4.90% for the 2000 period.

         The cost of savings accounts was $927,000 in the first nine months in 2001 compared to $955,000 in the first nine months of 2000, a 2.9% or $28,000 decrease. Average savings deposit balances were $37,290,000 for the 2001 period compared to $32,650,000 for the 2000 period, an increase of 14.2% or $4,640,000. The average rate paid on these funds decreased to 3.31% from 3.90%.

         Interest bearing transaction accounts cost $165,000 for the first nine months in 2001 compared to the prior year's $241,000, a decrease of 31.5% or

$76,000. The volume of these deposits was $23,389,000 for the 2001 period compared to $20,519,000 for the 2000 period, a 14% or $2,870,000 increase. The average rate paid on these funds in the 2001 period decreased to .94% from 1.57% in the 2000 period.

         Time deposits cost $5,909,000 for the first nine months of 2001 compared to $4,943,000 for the first nine months of the prior year, an increase of 19.5% or $966,000. The volume was $136,836,000 for the 2001 period compared to $117,735,000 for the 2000 period, a 16.2% or $19,101,000 increase. The average rate paid on these funds increased to 5.76% for the 2001 period from 5.60% for the 2000 period. This increase runs contrary to market interest rates but reflects increased competition for time deposits in the Corporation's markets.

         Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. This is a relatively small and volatile part of the balance sheet. It cost $212,000 for the first nine months in 2001 compared to $117,000 for the first nine months of 2000, an increase of 81.2% or $95,000. The volume of these funds was $7,414,000 in the 2001 period compared to $3,553,000 in the 2000 period, an increase of 109% or $3,861,000. The average rate paid on these funds decreased to 3.81% from 4.39%.

         Borrowings from the Federal Home Loan Bank cost $861,000 for the first nine months in 2001 compared to $863,000 for the first nine months in 2000, virtually unchanged. The advances averaged $19,773,000 during the 2001 period compared to $19,342,000 for the 2000 period, a 2.2% or $431,000 increase. The average rate paid on these funds decreased to 5.81% from 5.95%.


Non-Interest Income

         Non-interest income for the first nine months of 2001 grew to $1,987,000 compared to $1,349,000 in the first nine months of 2000, a 47.3% or $638,000 increase. Much of this increase resulted from the introduction of a new service, an automated overdraft courtesy line for customers. This service provides for a flat fee for paying customer checks in overdraft that is equivalent to the fee charged for returned checks. Customers who use this service are subject to other terms and conditions. Also, some of the increase was due to increased fee income from mortgages originated for sale into the secondary market.

Non-Interest Expense

         For the first nine months of 2001 non-interest expenses were $5,322,000 compared to $4,852,000 for the first nine months of 2000, a 9.7% or $470,000 increase. This increase is related to higher levels of business activity and included the following components:

         For the 2001 period personnel costs were $3,172,000 compared to $2,831,000 for the 2000 period, an increase of 12% or $341,000;

         For the 2001 period premises and equipment expenses were $703,000 compared to $690,000 for the 2000 period, an increase of 1.9% or $13,000; and

         For the 2001 period other costs were $1,447,000 compared to $1,331,000 for the 2000 period, an increase of 8.7% or $116,000.

Income Taxes

         CBI provided $1,541,000 for federal and state income taxes during the first nine months of 2001 compared to $1,290,000 for the same period in 2000, a 19.5% or $251,000 increase. The average tax rate for the 2001 period was 35.6% and for the 2000 period it was 35.5%.


RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000

Net Income

         For the quarter ended September 30, 2001, CBI earned a consolidated profit of $962,000, compared to $865,000 for the comparable period of 2000, an increase of 11.2% or $97,000. Basic or diluted earnings per share were $.30 in the 2001 period, compared to $.27 for the 2000 period. The changes in the items comprising net interest income, which are discussed below, resulted from essentially the same factors discussed above regarding the results of operation for the nine months ended September 30, 2001.

Net interest income

         Net interest income before provision for loan losses for the quarter ended September 30, 2001 increased to $2,770,000 compared to $2,648,000 for the same period in 2000, an increase of 4.6% or $122,000. For the same period the provision for loan losses was $180,000 compared to $152,000 for the 2000 period, an increase of 18.4% or $28,000.

Interest Income

         Total interest income for the third quarter 2001 was $5,261,000 compared to $5,273,000 for the same period in 2000, virtually unchanged.

         The loan portfolio earned $4,578,000 for the third quarter 2001 compared to $4,421,000 for the same period of 2000, a 3.6% or $157,000 increase.

         The investment portfolio earned $457,000 for the third quarter 2001 compared to $763,000 for the same period of 2000 period, a 40.1% or $306,000 decrease.

         Interest bearing deposits in other banks contributed $38,000 for the third quarter 2001 compared to $25,000 for the same period of 2000, an increase of 52% or $13,000.

         Federal funds sold earned $188,000 the third quarter of 2001 compared to $64,000 for the same period, an increase of 194% or $124,000.

Interest expense

         Interest expense for the third quarter of 2001 was $2,491,000 compared to $2,625,000 for the same period of 2000, a 5.1% or $134,000 decrease.

Non-interest income and expense

         Non-interest income for the 2001 period was $744,000 compared to $464,000 for the 2000 period, a 60.3% or $280,000 increase. This increase was mostly the result of the introduction of the new automated overdraft service. Non-interest expense was $1,833,000 compared to $1,625,000, a 12.8% or $208,000 increase.



CHANGES IN FINANCIAL POSITION

Investment portfolio

         The investment portfolio is comprised of held to maturity securities and available for sale securities. CBI and its three banks usually purchase short-term issues (ten years or less) of U. S Treasury and U. S. Government agency securities for investment purposes. At September 30, 2001 the held to maturity portfolio totaled $2,149,000 compared to $12,371,000 at December 31, 2000, a decrease of 82.6% or $10,222,000. At September 30, 2001, the available for sale portfolio totaled $33,002,000 compared to $41,195,000 at December 31, 2000, a decrease of 19.9% or $8,193,000. Most of the decline in the banks' investment portfolios was due to the call of many securities during 2001, which resulted from the decline in bond market interest rates. The following chart summarizes the investment portfolios at September 30, 2001, and December 31, 2000.

                                                                                           September 30, 2001
                                                                          Held to maturity                   Available for sale
                                                                  Amortized cost      Fair value      Amortized cost      Fair value
                                                                  --------------      ----------      --------------      ----------
                                                                                         (dollars in thousands)
U. S. Government and federal agencies .........................        $2,149            $2,157           $30,036           $30,201
Tax exempt securities .........................................             -                 -               803               820
Other equity securities .......................................             -                 -             1,981             1,981
                                                                       ------            ------           -------           -------
Total .........................................................        $2,149            $2,157           $32,820           $33,002
                                                                       ======            ======           =======           =======

Unrealized gain ...............................................        $    8                             $   182
                                                                       ======                             =======

                                                                                           December 31, 2000
                                                                          Held to maturity                   Available for sale
                                                                  Amortized cost      Fair value      Amortized cost      Fair value
                                                                  --------------      ----------      --------------      ----------
                                                                                         (dollars in thousands)
U. S. Government and federal agencies .........................       $12,371           $12,217           $38,599           $38,404
Tax exempt securities .........................................             -                 -               814               810
Other equity securities .......................................             -                 -             1,981             1,981
                                                                      -------           -------           -------           -------
Total .........................................................       $12,371           $12,217           $41,394           $41,195
                                                                      =======           =======           =======           =======

Unrealized (loss) .............................................       $  (154)                            $  (199)
                                                                      ========                            =======

Loan portfolio

         The loan portfolio is primarily consumer and small business oriented. At September 30, 2001 the loan portfolio was $219,125,000 compared to $195,077,000 at December 31, 2000, a 12.3% or $24,048,000 increase. The following chart summarizes the loan portfolio at September 30, 2001 and December 31, 2000.

                                         Sept. 30, 2001      Dec. 31, 2000
                                         --------------      -------------
                                              (dollars in thousands)
Real estate .............................     $138,258            $113,543
Commercial ..............................       55,260              52,264
Loans to individuals ....................       25,607              29,270
                                              --------            --------
Total ...................................     $219,125            $195,077
                                              ========            ========



Past Due and Non-Performing Assets and the Allowance for Loan Losses

         CBI closely monitors past due loans and loans that are in non-accrual status and other real estate owned. Below is a summary of past due and non-performing assets at September 30, 2001 and December 31, 2000.

                                             Sept. 30, 2001        Dec. 31, 2000
                                             --------------        -------------
                                                     (dollars in thousands)
Past due 90 days + accruing loans ...........      $101                    $ 93
Non-accrual loans ...........................      $413                    $238
Impaired loans (included in non-accrual) ....      $413                    $238
Other real estate owned .....................      $267                    $  -

         Management considers the past due and non-accrual amounts at September 30, 2001 to be reasonable in relation to the size of the portfolio and manageable in the normal course of business. The increase in non-accrual assets is associated with a small number of loans and is not indicative, in the opinion of management, of any trend.

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

         Based on the current levels of non-performing and other problem loans, management believes that loan charge-offs in 2001 will at least approximate the 2000 levels as such loans progress through the collection process. Management believes that the allowance for loan losses, as of September 30, 2001 is sufficient to absorb the expected charge-offs and provide adequately for the inherent losses that remain in the loan portfolio. Management will continue to closely monitor the levels of non-performing and potential problem loans and address the weaknesses in these credits to enhance the amount of ultimate collection or recovery of these assets. Management considers the levels and trends in non-performing and past due loans in determining how historical loan loss rates are adjusted.

         The aggregate allowance for loan losses of the banks and the aggregate activity with respect to those allowances are summarized in the following table.

   (Dollars in thousands)                                             Nine months ended         Year ended         Nine months ended
                                                                        Sept. 30, 2001          Dec. 31, 2000        Sept. 30, 2000
                                                                        -------------          -------------         -------------
Allowance at beginning of period ..................................         $2,424                $1,936                 $1,936
Provision expense .................................................            457                   688                    490
Net charge offs ...................................................           (120)                 (200)                  (156)
                                                                            ------                ------                 ------
Allowance at end of period ........................................         $2,761                $2,424                 $2,270
                                                                            ======                ======                 ======
Allowance / outstanding loans .....................................          1.26%                 1.24%                  1.22%

         In reviewing the adequacy of the allowance for loan losses at the end of each period, management of each bank considers historical loan loss experience, current economic conditions, loans outstanding, trends in non-performing and delinquent loans, and the quality of collateral securing problem loans. After charging off all known losses, management of each bank considers the allowance adequate to provide for estimated losses inherent in the loan portfolio at September 30, 2001.

Deposits

         Deposits   were   $233,791,000   at  September  30,  2001  compared  to
$218,811,000 at December 31, 2000, an increase of 6.8% or $14,980,000.

         Time deposits greater than $100,000 were $48,708,000 at September 30, 2001 compared to $38,702,000 at December 31, 2000, an increase of 25.9% or $10,006,000.

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

         CBI through its banking subsidiaries has a demonstrated ability to attract deposits from its markets. Deposits have grown from $30 million in 1989 to over $233 million in 2001. This base of deposits is the major source of operating liquidity.

         CBI's long term liquidity needs are expected to be primarily affected by the maturing of long-term certificates of deposit. At September 30, 2001 CBI had approximately $24.7 million and $11.5 million in certificates of deposit and other interest bearing liabilities maturing in one to five years and over five years, respectively. CBI's assets maturing or repricing in the same periods were $124.8 million and $26.1 million, respectively. CBI expects to be able to manage its current balance sheet structure without experiencing any material liquidity problems.

         In the opinion of management, CBI's current and projected liquidity position is adequate.


Capital resources

         As summarized in the table below, CBI maintains a strong capital position.

                                                                                                                    Minimum required
                                                                                                                           for
                                                                        Sept. 30, 2001          Dec. 31, 2000       capital adequacy
                                                                        --------------          -------------       ----------------
Tier 1 capital to average total assets ..............................        8.89%                 8.20%                  4.00%
Tier 1 capital to risk weighted assets ..............................       11.77%                11.10%                  4.00%
Total capital to risk weighted assets ...............................       12.95%                12.30%                  6.00%

         In the opinion of management, the Corporation's current and projected capital positions are adequate.

Dividends

         CBI declared and paid a quarterly cash dividend of seven cents per share during the first three quarters of 2001, for a total of 21 cents per share. The total cost of these dividends was $672,000.

Subsequent event

         On October 31, 2001, CBI completed its previously announced acquisition of Resource Mortgage, Inc., a mortgage company headquartered in Columbia, SC. Consideration for the acquisition was 95,454 shares of CBI common stock, of which 63,636 are being held in escrow pending the attainment of certain earnings goals by the subsidiary. The subsidiary, which was renamed Community Resource Mortgage, Inc., has 29 employees and has offices in Columbia, Sumter and Anderson, SC. The subsidiary originates and sells residential mortgage loans.

         In connection with the acquisition, CBI has guaranteed a $9 million line of credit with an unaffiliated lender for the subsidiary's general working capital purposes.

Commitments

         Sumter National Bank has entered into a contract to construct a new branch bank. This building is currently under construction near the corner of Liberty Street and Wedgefield Highway in Sumter. The contracted cost of the building is $567,681.

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

         The Corporation's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Corporation's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a quarterly basis in order to obtain the most accurate projection possible. The projection presents information over a twelve-month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 100 and 200 basis points. According to the model as of September 30, 2001 the Corporation is positioned so that net interest income would be expected to increase $242,000 and net income would be expected to increase $149,000 in the next twelve months if interest rates rise 100 basis points. Conversely, net interest income would be expected to decline $242,000 and net income would be expected to decline $149,000 in the next twelve months if interest rates decline 100 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Corporation could undertake in response to changes in interest rates.

         As of September 30, 2001 there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2000. The foregoing disclosures related to the market risk of the Corporation should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2000 Annual Report on Form 10-K.

Part II--Other Information

Item 2.   Changes in Securities and Use of Proceeds

(c) On October 31, 2001, CBI issued 95,454 shares of its common stock as consideration for the purchase of 100% of the outstanding shares of Resource Mortgage, Inc. Of the total number of shares, 63,636 are being held in escrow pending the attainment of certain earnings goals by the subsidiary. Issuance of the shares by CBI was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because no public offering was involved.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit   No.(from                            Description
 item 601 of S-B)

10.1                        Loan  Agreement,   dated  November  1,  2001,  among
                            Community Bankshares, Inc., Resource Mortgage Inc., and Branch Bank and Trust Company.


10.2 Guaranty, dated as of November 1, 2001 by Community Bankshares, Inc. of obligations of Resource Mortgage Inc. to Branch Bank and Trust Company.


b) Reports on Form 8-K.  None.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       DATED: November 12,  2001
COMMUNITY BANKSHARES, INC.

By:  s/  E. J. Ayers, Jr.,
    ------------------------------------------
         E. J. Ayers, Jr.,
         Chief Executive Officer

By:  s/  William W. Traynham
     -----------------------------------------
         William W. Traynham
         President and Chief Financial Officer
         (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit   No.(from                           Description
item 601 of S-B)

10.1                        Loan  Agreement,  dated   November  1,  2001,  among
                            Community Bankshares, Inc., Resource Mortgage Inc., and Branch Bank and Trust Company.

10.2 Guaranty, dated as of November 1, 2001 by Community Bankshares, Inc. of obligations of Resource Mortgage Inc. to Branch Bank and Trust Company.