Form 10-K
period 2001-12-31
COMMUNITY BANKSHARES INC /SC/
filed 2002-03-27
CIK 894508

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001                File Number 000-22054

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

         The aggregate market value voting and non-voting common equity held by non-affiliates on March 7, 2002 was approximately $32,236,000. As of March 7, 2002 there were 3,299,674 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders - Part III

                             10-K TABLE OF CONTENTS


                                                       Part I                                                     Page
     Item 1      Description of Business .......................................................................    3
     Item 2      Description of Property .......................................................................   10
     Item 3      Legal Proceedings .............................................................................   10
     Item 4      Submission of Matters to a Vote of Security Holders ...........................................   10

                                                      Part II
     Item 5      Market for Common Equity and Related Stockholder Matters ......................................   11
     Item 6      Selected Financial Data .......................................................................   12
     Item 7      Management's Discussion and Analysis of Financial Condition and Results of ....................   12
                 Operations
    Item 7A      Quantitative and Qualitative Disclosures about Market Risk ....................................   33
     Item 8      Financial Statements and Supplementary Data ...................................................   37
                 Independent Auditor's Report ..................................................................   38
                 Consolidated Balance Sheets, December 31, 2001 and 2000 .......................................   39
                 Consolidated Statements of Income, Years Ended December 31, 2001, 2000 and 1999 ...............   40
                 Consolidated Statements of Changes in Shareholders' Equity, Years Ended December ..............   42
                      31, 2001, 2000 and 1999
                 Consolidated Statements of Cash Flows, Years Ended December 31, 2001, 2000 and
                      1999 .....................................................................................   44
                 Notes to Consolidated Financial Statements ....................................................   46
                 Quarterly Data for 2001 and 2000 ..............................................................   76
     Item 9      Changes In and Disagreements with Accountants on Accounting and Financial
                      Disclosure ...............................................................................   77

                                                      Part III
    Item 10      Directors and Executive Officers ..............................................................    *
    Item 11      Executive Compensation ........................................................................    *
    Item 12      Security Ownership of Certain Beneficial Owners and Management ................................    *
    Item 13      Certain Relationships and Related Transactions ................................................    *

                                                      Part IV
    Item 14      Exhibits and Reports on  Form 8-K .............................................................   78

         * Incorporated by reference to Registrant's Proxy Statement for
           2002 Annual Meeting of Shareholders

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

         Sumter National Bank (the Sumter bank) is a national bank, chartered in 1996, operating from two offices located in Sumter, South Carolina.

         Florence National Bank (the Florence bank) is a national bank, chartered in 1998, operating from one office located in Florence, South Carolina.

         In November 2001 CBI acquired all the common stock of Resource Mortgage Inc., a Columbia, South Carolina based mortgage company. The mortgage company operates as a wholly owned subsidiary of the holding company and is now named Community Resource Mortgage Inc.

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

         The mortgage company provides a wide variety of one to four family residential mortgage products in the Columbia, Sumter and Anderson, South Carolina markets. Management expects that these products will augment those currently available through the Banks.

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

         Most of the other financial institutions in the Orangeburg, Sumter, and Florence areas are branch offices of large, regional banks. At June 30, 2001, there were eight financial institutions competing with the Corporation in the city of Orangeburg, seven financial institutions competing with the Corporation in Sumter County, and 18 financial institutions competing with the Corporation in the city of Florence. At June 30, 2001, the Orangeburg bank had the second largest deposit base in the city of Orangeburg. At June 30, 2001, the Sumter bank had the fifth largest deposit base in Sumter County. At June 30, 2001, the Florence bank had the eighth largest deposit base in the city of Florence. Each of the Corporation's subsidiary banks increased its market share in 2001.

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

Obligations of Holding Company to its Subsidiary Banks

         A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policies that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent. For example, under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund ("SAIF") or the Bank Insurance Fund ("BIF") of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the SAIF or the BIF or both. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

Capital Adequacy Guidelines for Bank Holding Companies and National Banks

         The various federal bank regulators, including the Federal Reserve and the FDIC, have adopted risk-based and leverage capital adequacy guidelines assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off balance sheet exposures, as adjusted for credit risks. The capital guidelines and CBI's capital position are summarized in Note 20 to the Financial Statements, contained elsewhere in this report. All three of the Banks are considered well capitalized.

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

FDIC Insurance Assessments

         Because Orangeburg National Bank's, Sumter National Bank's, and Florence National Bank's deposits are insured by the Bank Insurance Fund of the FDIC ("BIF"), the Banks are subject to semiannual insurance assessments imposed by the FDIC. Since January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, because legislation enacted in 1996 requires that both Savings Association Insurance Fund ("SAIF") insured and BIF insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"), the FDIC is currently assessing BIF-insured deposits an additional 1.26 basis points per $100 of deposits, and SAIF-insured deposits an additional 6.30 basis points per $100 of deposits, to cover those obligations. The FICO assessment will continue to be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

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

         A bank that is "undercapitalized" becomes subject to provisions of the Federal Deposit Insurance Act ("FDIA") restricting payment of capital distributions and management fees; requiring the OCC to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the OCC move promptly to take over banks that are unwilling or unable to take such steps.

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

         The Riegel-Neal Act, together with legislation adopted in South Carolina, resulted in a number of South Carolina banks being acquired by large out-of-state bank holding companies. Size gives the larger banks certain advantages in competing for business from larger customers. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and the region. As a result, the Banks do not generally attempt to compete for the banking relationships of large corporations, but concentrate their efforts on small to medium-sized businesses and on individuals. CBI believes its Banks have competed effectively in this market segment by offering quality, personal service.

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

         Under provisions of the new legislation, which were effective March 11, 2000, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a

"financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature;
(2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

Employees

         At December 31, 2001 the Corporation employed 126 full time equivalent employees. Management believes that its employee relations are excellent.

Item 2.  Description of Property

         The Corporation's Orangeburg bank owns land located at 1820 Columbia Road NE, in Orangeburg, South Carolina, where the Orangeburg bank maintains its main office. The Bank operates from a one-story building of approximately 7,000 square feet.

         The Orangeburg bank also owns a building, which was previously a branch of the bank, at the corner of Broughton and Glover Streets in Orangeburg. The Orangeburg bank currently rents this facility to the Corporation for office space. In June 1999 the Bank moved into a new branch facility located adjacent to the old building. This new branch office is approximately 6,500 square feet.

         The foregoing properties are owned in fee simple by the Orangeburg bank.

         The Corporation's Sumter bank has fee simple title to land and a one-story 6,500 square foot building located at 683 Bultman Drive, in Sumter, South Carolina, where the Sumter bank maintains its main office.

         The Corporation's Sumter bank opened a branch bank on West Liberty Street in Sumter in February 2002. The branch is a one-story building of approximately 3,600 square feet. The approximate cost of the building is $705,000. The land, approximately one acre, is being leased under a noncancellable operating lease for an initial term of twenty years. The details of the lease are discussed in Note 6 to the financial statements contained elsewhere in this report.

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

         See Note 6 to the Corporation's audited financial statements included in this report for further information about the lease terms.

Item 3.  Legal Proceedings

         The Company, the Banks and the mortgage company are from time to time subject to legal proceedings in the ordinary course of their business. No proceedings were pending at December 31, 2001, that management believes would have a material adverse effect on the Company or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted for a vote of the security holders during the fourth quarter of 2001.

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

                  Sales price of the Corporation's Common Stock
                    Quarter ended          High        Low
                    Mar. 31, 2000         $12.88     $10.88
                    June 30, 2000         $12.50     $10.75
                    Sept. 30, 2000        $12.56     $11.13
                    Dec. 31, 2000         $11.87     $10.56
                    Mar. 31, 2001         $11.25     $10.20
                    June 30, 2001         $11.49     $10.65
                    Sept. 30, 2001        $12.60     $10.30
                    Dec. 31, 2001         $13.20     $11.00

The above amounts have been restated for a five-percent stock dividend paid on January 31, 2000.

During 2001 the Corporation had a stock sales volume of 133,900 shares compared to 181,500 shares in 2000.

         There were 1,925 holders of record of the Corporation's Common Stock (no par value) as of December 31, 2001 compared to 1,891 the prior year.

         During 2001, The Corporation authorized and paid quarterly cash dividends totaling 28 cents per share. The total cost of these dividends was $904,000 or 23% of after tax profits. During 2000 The Corporation authorized and paid quarterly cash dividends totaling 22 cents per share. The total cost of these dividends was $645,000 or 20% of after tax profits. The dividend policy of the Corporation is subject to the discretion of the Board of Directors and depends upon a number of factors, including earnings, financial condition, cash needs and general business conditions, as well as applicable regulatory considerations. Subject to ongoing review of these circumstances, the Board expects to maintain a reasonable, safe, and sound dividend payment policy.

         The current source of dividends to be paid by the Corporation is the dividends received from its banking subsidiaries. Accordingly, the laws and regulations that govern the payment of dividends by national banking associations may restrict the Corporation's ability to pay dividends. National banks may pay dividends only out of present and past earnings with numerous limitations designed to ensure that the Banks have adequate capital to operate safely and soundly (See Item 1. Description of Business - Supervision and Regulation - Payment of Dividends). At December 31, 2001 the Banks could pay up to $5,936,000 in dividends without special approval of the Comptroller of the Currency.

         In connection with the acquisition of Resource Mortgage, Inc. in the fourth quarter of 2001, the Company issued an aggregate of 95,454 shares of its common stock to shareholders of Resource Mortgage, Inc. At December 31, 2001, 63,640 of such shares were held in escrow by Orangeburg National Bank pending satisfaction of conditions to release set forth in the acquisition agreement. Issuance of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 because no public offering was involved.

Item 6. Selected Financial Data

         The following is a summary of the consolidated financial position and results of operations of the Corporation for the years ended December 31, 1997 through December 31, 2001.

For the years ended December 31,                      2001              2000             1999              1998               1997
                                                      ----              ----             ----              ----               ----
          Financial Condition
Investment securities ....................        $  43,707         $  53,566         $  43,936         $  34,148         $  32,452
Net loans  receivable ....................          227,075           192,653           155,152           116,336            90,811
Total assets .............................          318,617           273,323           228,030           182,281           134,574
Total deposits ...........................          255,433           218,811           184,364           147,630           117,167
Long-term obligations ....................           20,280            20,350            19,420             9,490             1,060
Stockholders' equity .....................        $  27,547         $  23,139         $  20,245         $  19,659         $  13,037

           Earnings Summary
Interest income ..........................        $  21,201         $  20,203         $  15,388         $  12,320         $   9,820
Interest expense .........................          (10,261)           (9,975)           (6,958)           (5,554)           (4,374)
                                                  ---------         ---------         ---------         ---------         ---------
  Net interest income ....................           10,940            10,228             8,430             6,766             5,446
Provision for loan losses ................             (650)             (688)             (612)             (484)             (358)
Other operating income ...................            3,584             1,966             1,479             1,055               768
Other operating expenses .................           (7,810)           (6,552)           (6,066)           (5,107)           (4,004)
                                                  ---------         ---------         ---------         ---------         ---------
  Net income before taxes ................            6,064             4,954             3,231             2,230             1,852
Income taxes .............................           (2,156)           (1,807)           (1,049)             (663)             (636)
                                                  ---------         ---------         ---------         ---------         ---------

  Net income .............................        $   3,908         $   3,147         $   2,182         $   1,567         $   1,216
                                                  =========         =========         =========         =========         =========

           Per share data *
 Basic earnings per share ................        $    1.21         $    0.99         $    0.68         $    0.52         $    0.44
 Diluted earnings per share ..............        $    1.20         $    0.98         $    0.68         $    0.51         $    0.43
 Dividends per share .....................        $    0.28         $    0.22         $    0.19         $    0.15         $    0.14

*Per share information is adjusted for a 5% stock dividend paid on Jan. 31, 2000


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

INTRODUCTION

         The discussion and data presented below analyze major factors and trends regarding the financial condition and results of operations of Community Bankshares Inc. and its subsidiaries for the three year period ended December 31, 2001.

Forward Looking Statements

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as `forward looking statements' for purposes of the safe harbor provided by Section 21E of the Securities
Exchange Act of 1934, as amended. The words "estimate," "project," "intend,", "expect," "believe," "anticipate," "plan," and similar expressions identify forward-looking statements. The Corporation cautions readers that forward looking statements, including without limitation, those relating to the Corporation's future business prospects, ability to successfully integrate recent and proposed acquisitions, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Corporation's reports filed with the Securities and Exchange Commission.


Business of the Corporation

         Community Bankshares Inc. is a bank holding company. CBI now owns three banking subsidiaries: Orangeburg National Bank, Sumter National Bank, and Florence National Bank; and a mortgage company subsidiary, Community Resource Mortgage, Inc. ("CRM"), which was acquired in November 2001. CBI provides item and data processing and other technical services for its banking subsidiaries. The consolidated financial report for 2001 represents the operations of the holding company and its three banks and its newly acquired mortgage company. Parent-only financial statements are presented in the footnotes to the consolidated financial statements.

         Orangeburg National Bank is a national banking association and commenced operations in November 1987. It operates two offices in Orangeburg, South Carolina. Sumter National Bank is a national banking association and commenced operations in June 1996. It operates two offices in Sumter, South Carolina. Florence National Bank is a national banking association and commenced operations in July 1998. It operates one office in Florence, South Carolina. The banks provide commercial banking services in their respective communities. Their primary customer markets are consumers and small to medium size businesses.

         Community Resource Mortgage is a South Carolina corporation which commenced business in 1996, and was acquired by the Corporation in 2001. It is a mortgage company that provides a variety of one to four family residential mortgage products from offices in Columbia, Sumter and Anderson, South Carolina.

         Also in late November 2001 the Corporation entered into an agreement to acquire the common stock of Ridgeway Bancshares Inc., the holding company for the Bank of Ridgeway. The agreement provides for the Corporation to issue 1,000,000 shares of its stock and $4,000,000 cash in exchange for 100% of the stock of Ridgeway. The transaction must be approved by two-thirds of the shareholders of both companies, as well as various regulators. Shareholder meetings for both companies have been scheduled for April 2002. CBI anticipates completion of the transaction by July 1, 2002.


Stock Dividend

         On January 31, 2000 the Corporation effected a five-percent stock dividend. All references to per share information contained in this discussion have been adjusted accordingly.

DISTRIBUTION OF ASSETS AND LIABILITIES

         The following table presents the average balance sheets, the average yield and the interest earned on earning assets, and the average rate and the interest paid on interest bearing liabilities for the years ended December 31, 2001, 2000 and 1999.

 Years ended December 31,                          2001                            2000                            1999
 ------------------------              ----------------------------    -----------------------------   -----------------------------
                                                 Interest                        Interest                        Interest
                                       Average    Income/   Yields/    Average    Income/    Yields/   Average    Income/   Yields/
                   Assets              Balance  Expense(1)  Rates(1)   Balance  Expense(1)  Rates(1)   Balance  Expense(1)  Rates(1)
                                       -------  ---------- ---------   -------  ----------  --------   -------  ----------  --------
                                                                       (Dollar amounts in thousands)
 Interest bearing deposits           $  4,044     $   161     3.98%  $  1,024    $    64     6.25%    $  1,937     $   101    5.21%
 Investment securities taxable         37,751       2,167     5.74%    47,377      3,025     6.38%      39,856       2,458    6.17%
 Investment securities--tax exempt        766          29     5.74%       807         32     6.01%         783          30    5.81%
 Federal funds sold                    19,095         734     3.84%     6,670        430     6.45%      10,967         555    5.06%
 Loans receivable (2)                 211,901      18,110     8.55%   179,654     16,652     9.27%     139,215      12,244    8.80%
                                     --------     -------            --------    -------              --------     -------
 Total interest earning assets        273,557      21,201     7.75%   235,532     20,203     8.58%     192,758      15,388    7.98%
 Cash and due from banks                9,305                           8,582                            8,896
 Allowance for loan losses             (2,655)                         (2,186)                          (1,692)
 Premises and equipment                 4,614                           4,564                           44,549
 Goodwill                                 149                               0                                0
 Other assets                           3,036                           3,232                            2,251
                                     --------                        --------                         --------
 Total assets                        $288,006                        $249,724                         $206,762
                                     ========                        ========                         ========

    Liabilities and
      Shareholders' Equity
 Interest bearing deposits
 Savings                             $ 38,194     $ 1,117     2.92%  $ 33,445    $ 1,358     4.06%    $ 28,321         943    3.33%
 Interest bearing
   transaction accounts                26,917         264     0.98%    21,039        329     1.56%      17,417         269    1.54%
 Time deposits                        136,938       7,494     5.47%   119,949      6,905     5.76%      96,761       4,901    5.07%
                                     --------     -------            --------    -------              --------      ------
 Total interest
   bearing deposits                   202,049       8,875     4.39%   174,433      8,592     4.93%     142,499       6,113    4.29%
 Short term borrowing                   7,533         237     3.15%     4,501        218     4.84%       5,210         170    3.26%
 FHLB advances                         19,899       1,149     5.77%    19,385      1,165     6.01%      12,335         675    5.47%
                                     --------     -------            --------    -------              --------      ------
 Total interest
   bearing liabilities                229,481      10,261     4.47%   198,319      9,975     5.03%     160,044       6,958    4.35%
 Noninterest bearing
   demand deposits                     31,643                          28,531                           26,124
 Other liabilities                      1,799                           1,421                              978
 Shareholders' equity                  25,083                          21,453                           19,616
                                     --------                        --------                         --------
 Total liabilities and
   shareholders' equity              $288,006                        $249,724                         $206,762
                                     ========                        ========                         ========

 Interest rate spread(3)                                      3.28%                          3.55%                            3.64%
 Net int. income and net
   yield on earning assets(4)                     $10,940     4.00%              $10,228     4.34%                  $8,430    4.37%

1. Computed on a fully taxable equivalent basis using a federal tax rate of 34%.
2. Nonaccruing loans are included in the average loan balances and income from such loans is recognized on a cash basis. Loans fees are immaterial.
3. Total interest earning assets yield less total interest bearing liabilities rate.
4. Net yield equals net interest income divided by total interest earning assets.

Earnings Performance, 2001 compared to 2000

         The Corporation's net income was $3,908,000 or $.1.21 per share in 2001. This compares to $3,147,000 or $.99 per share in 2000, an increase of $761,000, or 24.2%.

         This increase in earnings resulted from improved profit at all three banks. Earnings at the Sumter bank increased to $1,184,000 in 2001 from $908,000 in 2000, an increase of 30.4% or $276,000. Earnings at the Orangeburg bank increased to $2,507,000 in 2001 from $2,243,000 in 2000, an increase of 11.8% or
$264,000. Earnings at the Florence bank increased to $154,000 in 2001 from $78,000 in 2000, an increase of 97.4% or $76,000.

         On November 1, 2001 the Corporation acquired Community Resource Mortgage in a purchase transaction. Resource earned $172,000 for the two month period ended December 31, 2001.

Interest Income and Interest Expense, 2001 compared to 2000

         The Corporation's interest income and interest expense were substantially influenced by the extraordinary interest rate environment during 2001. When the year began the prime lending rate was at 9.5%, by year end the rate had fallen to 4.75%, a fifty percent decline in market rates within twelve months.

         The Corporation's interest income increased slightly in 2001 from 2000. In 2001 the Corporation earned $21,201,000 in total interest income, up from the prior year's $20,203,000. This represented a $998,000 or a 4.9% increase. This growth was the result of increased volume of earning assets at the banks, which more than offset the reduction in rates.

         Interest bearing deposits in other banks contributed $161,000 to interest income in 2001, up from $64,000 the prior year, an increase of $97,000 or 152%. In 2001 the Corporation had an average of $4,044,000 in interest bearing deposits, up from the prior year's $1,024,000, an increase of $3,020,000 or 295%. The average yield on these deposits during 2001 was 3.98%, down from the prior year's 6.25%. The decline in market interest rates caused a large number of investments to be called prior to maturity, generating extra cash which was placed in interest bearing deposits and federal funds sold.

         Taxable investments contributed $2,167,000 to interest income in 2001, down from $3,025,000 the prior year, a decrease of $858,000 or 28.4%. The investment portfolio averaged $37,751,000 in 2001, down from the prior year's $47,377,000, a decrease of $9,626,000 or 20.3%. The Corporation's investment portfolio consists primarily of short-term U. S. government and agency debt issues. The average yield on investments during 2001 was 5.74%, down from 6.38% in 2000.

         The Corporation's tax-exempt securities portfolio earned $29,000 during 2001, down from $32,000 the prior year, a decrease of $3,000 or 9.4%. The portfolio averaged $766,000 in 2001, down from $807,000 in 2000, a decrease of $41,000 or 5.1%. The average yield was 5.74%, compared to 6.01% the prior year, on a fully taxable equivalent basis.

         Federal funds sold represent temporary surplus funds that one bank lends to another. These funds are a source of day to day operating liquidity. Federal funds sold contributed $734,000 to interest income in 2001, up from $430,000 in the prior year, an increase of $304,000 or 70.7%. The Corporation had an average of $19,095,000 in federal funds during 2001, up from the prior year's $6,670,000, an increase of $12,425,000 or 186%. The average yield on federal funds during 2001 was 3.84%, down from 6.45% in 2000. As noted above, the decline in market interest rates caused numerous investments to be called prior to maturity, which generated unusually high amounts of cash that the Company placed in interest bearing deposits and federal funds.

         The Corporation's major source of interest income is the loan portfolio, which contributed $18,110,000 to interest income in 2001, up from $16,652,000 in the prior year, an increase of $1,458,000 or 8.8%. The average loan portfolio for 2001 was $211,901,000 compared to the prior year's $179,654,000, an increase of $32,247,000 or 17.95%. The average yield on loans during 2001 was 8.55%, down from 9.27% in 2000.

         The Corporation had average earning assets in 2001 of $273,557,000, which earned a yield of 7.75%. The Corporation had average earning assets in 2000 of $235,532,000, which earned a yield of 8.58%. Average earning assets increased $38,025,000 or 16.1%, while the yield on these assets decreased by 83 basis points or 9.7%.

         Savings accounts consist of savings and money market accounts. Total savings accounts averaged $38,194,000 in 2001, up from $33,445,000 in the prior year, an increase of $4,749,000 or 14.2%. The cost of these funds decreased to 2.92% in 2001 from 4.06% in the prior year.

         Interest bearing transaction accounts are the primary checking accounts that the Banks offer customers. This overall category averaged $26,917,000 in 2001, up from $21,039,000 in 2000, an increase of $5,878,000 or 27.9%. The average cost of these funds was .98% in 2001 compared to 1.56% in the prior year.

         Time  deposits  are  the  largest   category  of  deposits,   averaging
$136,938,000 in 2001, up from $119,949,000 in the prior year, an increase of $16,989,000 or 14.2%. The cost of time deposits decreased to 5.47% from 5.76%.

         Short-term borrowing includes federal funds purchased and securities sold under agreements to repurchase. The repurchase agreements are entered into with a number of larger commercial customers. These accounts are not deposits; they are considered other obligations of the Banks. Balances in these accounts are subject to wide fluctuation and they constitute a relatively small portion of the balance sheet. The average balance for 2001 was $7,533,000, up from $4,501,000 in the prior year, an increase of $3,032,000 or 67.4%. The cost of these funds decreased to 3.15% from 4.84%.

         The Banks are members of and have the ability to borrow from the Federal Home Loan Bank (FHLB). The Banks had an average $19,899,000 outstanding borrowing balance during 2001 at an average cost of 5.77%. The Banks had an average $19,385,000 outstanding during 2000 at an average cost of 6.01%. Borrowings increased by $514,000 or 2.7%. These borrowings are mostly for longer terms than other interest bearing liabilities and are part of the Banks' on-going asset/liability management strategy. These loans are secured by a blanket lien on the Banks' one-to-four family residential mortgage loan portfolios or portions of their investment portfolios and the Banks' FHLB stock.

         The Corporation had average total interest bearing liabilities in 2001 of $229,481,000 costing an average of 4.47% compared with interest bearing liabilities in 2000 of $198,319,000 costing an average of 5.03%. Average interest bearing liabilities increased $31,162,000 or 15.7%, while the cost of these liabilities decreased by 56 basis points or 11.1%.

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

Interest Income and Interest Expense, 2000 compared to 1999

         The Corporation's interest income increased substantially in 2000 from 1999. In 2000 the Corporation earned $20,203,000 in total interest income, up from the prior year's $15,388,000. This represented a $4,815,000 or a 31.3% increase. This growth was mostly the result of increased volume in the loan and investment portfolios at the banks.

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

         Taxable investments contributed $3,025,000 to interest income in 2000, up from $2,458,000 the prior year, an increase of $567,000 or 23.1%. The investment portfolio averaged $47,377,000 in 2000, up from the prior year's $39,856,000, an increase of $7,521,000 or 18.9%. The Corporation's investment portfolio consists primarily of short-term U. S. government and agency debt issues. The average yield on investments during 2000 was 6.38%, up from 6.17% in 1999.

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

         The Corporation's major source of interest income is the loan portfolio, which contributed $16,652,000 to interest income in 2000, up from $12,244,000 in the prior year, an increase of $4.246,000 or 34.2%. The average loan portfolio for 2000 was $179,654,000 compared to the prior year's $139,215,000, an increase of $40,439,000 or 29%. The average yield on loans during 2000 was 9.27%, up from 8.80% in 1999.

         The Corporation had average earning assets in 2000 of $235,532,000, which earned a yield of 8.58%. The Corporation had average earning assets in 1999 of $192,758,000, which earned a yield of 7.98%. Average earning assets increased $42,774,000 or 22.2%.

         The category savings accounts consist of savings and money market accounts. Total savings accounts averaged $33,445,000 in 2000, up from $28,321,000 in the prior year, an increase of $5,124,000 or 18.1%. The cost of these funds increased to 4.06% in 2000 from 3.33% in the prior year.

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

         Short-term borrowings are subject to wide fluctuation, and they constitute a relatively small portion of the balance sheet. The average balance for 2000 was $4,501,000, down from $5,210,000 in the prior year, a decrease of $709,000 or 13.6%. The cost of these funds increased to 4.84% from 3.26%.

         The Banks had an average $19,385,000 outstanding borrowing balance with the FHLB during 2000 at an average cost of 6.01%. The banks had an average $12,335,000 with the FHLB outstanding during 1999 at an average cost of 5.47%. Borrowings increased by $7,050,000 or 57.2%. These borrowings are mostly for longer terms than other interest bearing liabilities and are part of the Banks' on-going asset/liability management strategy. These loans are secured by a blanket lien on the Banks' one-to-four family residential mortgage loan portfolios or portions of their investment portfolios and the Banks' FHLB stock.

         The Corporation had total interest bearing liabilities in 2000 of $198,319,000 costing an average of 5.03% compared with interest bearing liabilities in 1999 of $160,044,000 costing an average of 4.35%. Average interest bearing liabilities increased $38,275,000 or 23.9%.


Volume and Rate Variance Analysis

         The table "Volume and Rate Variance Analysis" provides a summary of changes in net interest income resulting from changes in volume and changes in rate. (The changes in volume are the difference between the current and prior year's balances times the prior year's rate. The changes in rate are the difference between the current and prior year's rate times the prior year's balance.)

         As reflected in the table, the increase in 2001 net interest income of $712,000 is due to changes in volume. Of the $998,000 increase in interest income, most was attributed to increased volume in the loan portfolio. Of the $286,000 increase in interest expense, most was attributed to increased volume of time deposits. The increase in 2000 net interest income of $1,798,000 is also primarily due to changes in volume. Of the $4,815,000 increase in interest income, $3,812,000 or 79% was from volume growth in the loan portfolio. Of the $3,017,000 increase in interest expense, $1,276,000 or 42% was due to volume increases for time deposits. Also, $728,000 or 24% of the increase was due to rate changes in time deposits.

         The prime interest rate has changed dramatically over the last three years. The prime rate was 7.75% during the first half of 1999, when rates started to climb. By May 2000 the rate had climbed to 9.50%. In January 2001 the Federal Reserve began a series of rate cuts that brought the prime rate down to 4.75% by December. Management expects interest rates to be fairly stable in the near term. Therefore, as in 2001, any improvements in net interest income during 2002 are more likely to be the result of changes in volume and the mix of earning assets and interest bearing liabilities than changes in rates.


                        Volume and Rate Variance Analysis

                                                              2001 compared to 2000                    2000 compared to 1999
                                                              ---------------------                    ---------------------
                                                        Volume        Rate         Total          Volume        Rate         Total
                                                        ------        ----         -----          ------        ----         -----
 Interest earning assets                                                        (Dollar amounts in thousands)

Interest bearing deposits ......................      $   127       $   (30)      $    97       $   (54)      $    17       $   (37)
Investment securities taxable ..................         (574)         (284)         (858)          480            87           567
Investment securities--tax exempt ..............           (2)           (1)           (3)            1             1             2
Federal funds sold .............................          536          (232)          304          (252)          127          (125)
Loans receivable ...............................        2,827        (1,369)        1,458         3,812           596         4,408
                                                      -------       -------       -------       -------       -------       -------
   Total interest income .......................        2,914        (1,916)          998         3,987           828         4,815
                                                      -------       -------       -------       -------       -------       -------

Interest bearing liabilities
Savings ........................................          175          (416)         (241)          188           227           415
Interest bearing trans. accounts ...............           77          (142)          (65)           57             3            60
Time deposits ..................................          942          (353)          589         1,276           728         2,004
                                                      -------       -------       -------       -------       -------       -------
   Total interest bearing deposits .............        1,194          (911)          283         1,521           958         2,479
Short term borrowing ...........................          113           (94)           19           (25)           73            48
FHLB advances ..................................           31           (47)          (16)          416            74           490
                                                      -------       -------       -------       -------       -------       -------
   Total interest expense ......................        1,338        (1,052)          286         1,912         1,105         3,017
                                                      -------       -------       -------       -------       -------       -------

Net interest income ............................      $ 1,576       $  (864)      $   712       $ 2,075       $  (277)      $ 1,798
                                                      =======       =======       =======       =======       =======       =======

The change in interest due to both and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.


PREMISES AND EQUIPMENT

         Premises and equipment were $5,177,000 at December 31, 2001 compared to $4,411,000 the prior year, an increase of $766,000 or 17.4%. Most of the increase was due to the construction of a new branch office in Sumter, which opened in February 2002. Premises and equipment are discussed further in Note 6 to the consolidated financial statements.

INVESTMENT PORTFOLIO

         The Corporation's investment portfolio consists primarily of short-term
U. S. government and agency debt issues. Investment securities averaged $38.5 million in 2001, $48.2 million in 2000 and $40.6 million in 1999. Note 4 to the consolidated financial statements provides further information on the investment portfolio.

         The table below gives the amortized cost and fair value of the Corporation's investment portfolio for the past three years.

                                                            2001                          2000                        1999
                                                            ----                          ----                        ----
                                                 Amortized        Fair        Amortized         Fair        Amortized        Fair
                                                   cost           value         cost            value         cost           value
                                                   ----           -----         ----            -----         ----           -----
Securities held-to-maturity                                                (Dollar amounts in thousands)

U.S. government and agencies .............        $   500        $   500        $12,371        $12,217        $13,369        $12,919
State and local government ...............              -              -              -              -              -              -
                                                  -------        -------        -------        -------        -------        -------
 Total held-to-maturity ..................        $   500        $   500        $12,371        $12,217        $13,369        $12,919
                                                  =======        =======        =======        =======        =======        =======

Securities available-for sale
U.S. government and agencies .............        $40,437        $40,415        $38,599        $38,403        $28,931        $28,151
State and local government ...............            801            810            813            810            825            814
Other securities .........................          1,982          1,982          1,982          1,982          1,601          1,601
                                                  -------        -------        -------        -------        -------        -------
 Total available for sale ................        $43,220        $43,207        $41,394        $41,195        $31,357        $30,566
                                                  =======        =======        =======        =======        =======        =======


Information on the maturity distribution of the investment portfolio is presented in Note 4 to the financial statements.

         At December 31, 2001 the Corporation's available for sale portfolio showed a net of tax other comprehensive loss in the equity section of the balance sheet of $7,000 compared to a loss of $131,000 the prior year. The change in the valuation of the investment portfolio was directly related to the changes in market interest rates during the year.


LOAN PORTFOLIO

         The average size of the loan portfolio in 2001 was $211.9 million compared to $179.7 million in 2000 and $139.2 million in 1999.

         At December 31, 2001 the net loan portfolio was $227 million, compared to $192.7 million the prior year, an increase of $34.3 million or 17.8%.

         Management believes the loan portfolio is adequately diversified. There are no foreign loans and few agricultural loans.

         The table, "Loan Portfolio Composition," in the following section, indicates the amounts of loans outstanding according to the type of loan at the dates indicated.

Loan Portfolio Composition

         The following table shows the composition of the loan portfolio for the years ended December 31, 1997 through 2001.

Loan category                                                  2001            2000            1999           1998            1997
                                                               ----            ----            ----           ----            ----
Commercial, financial  and agricultural ............        $ 56,515        $ 52,264        $ 40,220        $ 29,943        $ 22,306
Real estate - construction .........................          19,557          15,389           9,156           5,738           6,563
Real estate - mortgage .............................         127,002          98,154          84,680          62,789          46,734
Loans to individuals ...............................          26,831          29,270          23,033          19,325          16,348
                                                            --------        --------        --------        --------        --------
     Total loans - gross ...........................        $229,905        $195,077        $157,089        $117,795        $ 91,951
                                                            ========        ========        ========        ========        ========


         Commercial, financial, and agricultural loans, primarily representing loans made to small and medium size businesses, increased by $4.2 million or 8.1% during 2001. These loans may be made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured business loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios.

         Real estate loans consist of construction loans and loans secured by mortgages. Construction loans are also generally secured with mortgages. Because the Corporation's subsidiaries are community banks, real estate loans comprise the bulk of the loan portfolio. Construction loans increased $4.2 million or 27.1% in 2000. Mortgage loans increased $28.8 million or 29.4% in 2001.

         The Corporation's Banks generally do not compete with 15 and 30 year fixed rate secondary market mortgage interest rates, so they have elected to pursue the origination of mortgage loans that could be easily sold into the secondary mortgage market. Community Resource Mortgage also originates loans for sale in the secondary market. These loans are generally pre-qualified with the underwriters to avoid problems in the sale of the loans. In 2001, 2000 and 1999 the Corporation sold $34.9 million, $5.9 million, and $9.9 million, respectively, in such loans. These loans are usually sold at par so no gain or loss is recognized at the time of sale. However, the origination and sale of these loans generates fee income. The Corporation also makes mortgage loans for its own account. Such loans are usually for a shorter term than loans originated to sell and usually have a variable rather than a fixed interest rate.

         Loans to individuals held by the Corporation decreased $2.4 million or 8.3% in 2001.

         Interest income from the loan portfolio was $18.1 million in 2001 compared to $16.7 million in 2000, an increase of $1.4 million or 8.4%. The average yield on the portfolio was 8.55% in 2001 compared to 9.32% in 2000.

Maturity Distribution of Loans

           The following table sets forth the maturity distribution of the Corporation's loans, by type, as of December 31, 2001 as well as the type of interest on loans due after one year.

                                                                                   After one
                                                                                    year but
                                                               Within one          within five         Over five
Category                                                          year                years               years               Total
--------                                                          ----                -----               -----               -----
Commercial .........................................            $ 29,114            $ 24,361            $  3,040            $ 56,515
Real estate ........................................              41,409              77,133              28,017             146,559
Individuals ........................................               7,311              18,473               1,047              26,831
                                                                --------            --------            --------            --------
Total ..............................................            $ 77,834            $119,967            $ 32,104            $229,905
                                                                ========            ========            ========            ========

Loans due after one year
Predetermined interest rate ........................                                                                        $149,352
Floating interest rate .............................                                                                           2,719
                                                                                                                            --------
Total ..............................................                                                                        $152,071
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

         Concentrations of credit also occur where a number of customers are engaged in similar business activities. A concentration is defined as a concentration of loans exceeding 10% of total loans. The banks regularly review their business lending in an effort to detect, monitor and control such loan concentrations. At December 31, 2001 the Corporation had no such loan concentrations.

Nonaccrual and Past Due Loans

         The nonaccrual, past due, and impaired loans and other real estate owned are summarized in Note 5 to the consolidated financial statements. The Corporation had no restructured loans in 2001 or 2000.

                                                                        2001          2000          1999         1998          1997
                                                                        ----          ----          ----         ----          ----
                                                                                       (Dollar amounts in thousands)
Nonaccrual loans .............................................         $281          $  238         $ 90         $ 31          $ 81
Accruing loans 90 days or more past due ......................           17              93            6          187             -
                                                                       ----          ------         ----         ----          ----
     Total ...................................................         $298          $  331         $ 96         $218          $ 81
                                                                       ====          ======         ====         ====          ====
     Total as a % of outstanding loans .......................         0.13%           0.17%        0.06%        0.19%         0.09%
                                                                       ====          ======         ====         ====          ====
Other Real Estate Owned ......................................         $267          $    -         $  -         $266          $132
                                                                       ====          ======         ====         ====          ====
Impaired Loans (included in non accrual) .....................         $281          $  238         $ 90         $ 31          $ 81
                                                                       ====          ======         ====         ====          ====

         Gross income that would have been recorded for the years ended December 31, 2001 and 2000, if nonaccrual loans had been performing in accordance with their original terms was approximately $7,000 and $33,000 respectively. No interest income was recognized in the current period on the non-accrual loans.

         The Corporation's policies on nonaccrual and impaired loans are discussed in Note 2 to the consolidated financial statements.

         Nonaccrual loans and impaired loans were not material in relation to the portfolio as a whole in 2001. Management is aware of no trends, events or uncertainties that would cause nonaccrual loans to change materially in 2002.

Potential Problem Loans

         At December 31, 2001 the Corporation's internal loan review program had identified $1,684,000 (0.73% of the portfolio) in various loans where information about credit problems of borrowers had caused management to have concerns about the ability of the borrowers to comply with original repayment terms. The amount identified does not represent management's estimate of the potential losses since a large portion of these loans are secured by real estate and other marketable collateral.

Secured versus Unsecured Loans

         The Corporation does not aggressively seek to make unsecured loans, since these loans may be somewhat more risky than collateralized loans. There are, however, occasions when it is in the business interests of the Corporation to provide short-term, unsecured loans to selected customers. In 2001 the Corporation had $16.1 million in unsecured loans or 6.6% of its loan portfolio. In 2000 the Corporation had $12.4 million in unsecured loans or 6.4% of its loan portfolio. Such loans are made on the basis of management's evaluation of the customer's ability to repay and net worth.


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

         At  the  end  of  2001  the  three  banks  had   $16,868,000   in  loan
participations purchased. Of these loans $5,265,000 was with nonaffiliated banks.

         At  the  end  of  2001  the  three  banks  had   $11,953,000   in  loan
participations sold. Of these loans $801,000 was with nonaffiliated banks.

         At  the  end  of  2000  the  three  banks  had   $14,748,000   in  loan
participations purchased. Of these loans $6,017,000 was with nonaffiliated banks.

         At  the  end  of  2000  the  three  banks  had   $10,895,000   in  loan
participations sold. Of these loans $2,164,000 was with nonaffiliated banks.

Other Real Estate

         Other real estate, consisting of foreclosed properties, was $267,000 in 2001 and $0 in 2000 and 1999. Other real estate is initially recorded at the lower of net loan balance or its estimated fair value, net of estimated disposal costs. The estimate of fair value for foreclosed properties is determined by appraisal at the time of acquisition.


SUMMARY OF LOAN LOSS EXPERIENCE

Allowance for Loan Losses

         The allowance for loan losses is increased by the provision for loan losses, which is a direct charge to expense. Losses on specific loans are charged against the allowance in the period in which management determines that such loans become uncollectible. Recoveries of previously charged-off loans are credited to the allowance. At December 31, 2001 and 2000 the allowance for loan losses was 1.23% and 1.24%, respectively, of total loans. The following table provides details on the changes in the allowance for loan losses during the past five fiscal years.


(Dollar amounts in thousands)                                2001            2000             1999            1998           1997
                                                             ----            ----             ----            ----           ----

Average amount of loans outstanding ................       $211,901        $179,654        $139,215        $103,500        $ 81,167
                                                           ========        ========        ========        ========        ========
Allowance for loan losses - January 1 ..............       $  2,424        $  1,936        $  1,459        $  1,140        $    876
                                                           --------        --------        --------        --------        --------

Loan charge-offs:
   Real estate .....................................              9              78               0               7               0
   Installment .....................................            202             116              95             111             121
   Credit cards and related plans ..................              9               9               5               6               9
   Commercial ......................................             87              33              80              56               2
                                                           --------        --------        --------        --------        --------
Total charge-offs ..................................            307             236             180             180             132
                                                           --------        --------        --------        --------        --------

Recoveries:
   Real Estate .....................................              0               3               0               0               0
   Installment .....................................             33              25              17              12              34
   Credit cards and related plans ..................              2               2               3               3               4
   Commercial ......................................              0               6              25               0               0
                                                           --------        --------        --------        --------        --------
Total recoveries ...................................             35              36              45              15              38
                                                           --------        --------        --------        --------        --------

Net charge-offs ....................................            272             200             135             165              94
Provision for loan losses (1) ......................            678             688             612             484             358
                                                           --------        --------        --------        --------        --------

Allowance - at end of year .........................       $  2,830        $  2,424        $  1,936        $  1,459        $  1,140
                                                           ========        ========        ========        ========        ========

Ratios
Net charge-offs to average loans
     outstanding ...................................           0.13%           0.11%           0.10%           0.16%           0.12%
Net charge-offs to loans outstanding at
     end of year ...................................           0.12%           0.10%           0.09%           0.14%           0.10%
Allowance for loan losses to average
     loans .........................................           1.34%           1.35%           1.39%           1.41%           1.40%
Allowance for loan losses to total
     loans at end of year ..........................           1.23%           1.24%           1.23%           1.24%           1.24%
Net charge-offs to allowance for losses ............           9.61%           8.25%           6.97%          11.31%           8.25%
Net charge-offs to provision for loans
     losses ........................................          40.12%          29.07%          22.06%          34.09%          26.26%

(1) The provision expense for 2001 includes $28,000 that was acquired with the purchase of Community Resource Mortgage. The amount attributed to the operation of the banks was $650,000.

         Management reviews its allowance for loan losses in three broad categories: commercial, real estate and loans to individuals. The combination of a relatively short operating history and relatively high asset quality precludes management from establishing a meaningful specific loan loss percentage for the computation of the allowance for each category. Instead management assigns an estimated percentage factor to each in the computation of the overall allowance. In general terms, the real estate portfolio is subject to the least risk, followed by the commercial loan portfolio, followed by the loans to individuals portfolio. The Banks' internal and external loan review programs will from time to time identify loans that are subject to specific weaknesses and such loans will be reviewed for a specific loan loss allowance.

         The Corporation operates three independent community banks in South Carolina. Under the provisions of the National Bank Act each board of directors is responsible for determining the adequacy of its bank's loan loss allowance. In addition, each bank is supervised and regularly examined by the Office of the Comptroller of the Currency (the "OCC"). As a normal part of a safety and soundness examination, the OCC examiners will assess and comment on the adequacy of a national bank's allowance for loan losses. The allowance presented in the financial statements is on an aggregated basis and as such might differ from the allowance that would be present if the Corporation had only one banking subsidiary.

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

         Based on the current levels of non-performing and other problem loans, management believes that loan charge-offs in 2002 will at least approximate the 2001 levels as such loans progress through the collection, foreclosure, and repossession process. Management believes that the allowance for loan losses, as of December 31, 2001 is sufficient to absorb the expected charge-offs and provide adequately for the inherent losses that remain in the loan portfolio. Management will continue to closely monitor the levels of non-performing and potential problem loans and address the weaknesses in these credits to enhance the amount of ultimate collection or recovery of these assets. Management considers the levels and trends in non-performing and past due loans in determining how the provision for loan losses is adjusted.

         The following table presents the allocation of the allowance for loan losses, as of December 31, 1997 through 2001, compared with the percent of loans in the applicable categories to total loans.

                                           % of                % of                % of                 % of                % of
                                           loans               loans               loans in             loans               loans
(Dollar amounts                            in each             in each             each                 in each            in each
 in thousands)                   2001      category  2000      category    1999    category     1998    category    1997   category
                                 ----      --------  ----      --------    ----    --------     ----    --------    ----   --------
Commercial ................    $1,019        24%    $  801        27%    $  660        28%    $  364        25%    $  336        24%
Real estate ...............     1,322        65%     1,136        58%       916        58%       707        58%       516        58%
Individual ................       489        11%       487        15%       360        15%       388        16%       288        18%
                               ------    ------     ------    ------     ------    ------     ------    ------     ------    ------
     Total ................    $2,830       100%    $2,424       100%    $1,936       100%    $1,459       100%    $1,140       100%
                               ======    ======     ======    ======     ======    ======     ======    ======     ======    ======

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

         In reviewing the adequacy of the allowance for loan losses at the end of each period, the Corporation considers historical loan loss experience, current economic conditions, loans outstanding, trends in non-performing and delinquent loans, and the quality of collateral securing problem loans. The allowance for loan losses is management's best estimate of probable loan losses that have been incurred as of December 31, 2001.


Provision for Loan Losses

         The provision for loan losses is charged to earnings based on management's continuing review and evaluation of the loan portfolio, general economic conditions and the adequacy of the allowance for loan losses. The amount of the provision is the amount which is necessary to cause the allowance to be adequate. Provisions for loan losses totaled $678,000 and $688,000 in 2001 and 2000, respectively. Based on the available information, the Corporation considers its 2001 provision for loan losses adequate.

         Net charge-offs in 2001 were $272,000 or 40.1% of the provision for loan losses compared to $200,000 or 29.1% of the provision for loan losses in the prior year. See "Allowance for Loan Losses" for a discussion of the factors management considers in its review of the adequacy of the allowance and provision for loan losses.

AVERAGE DEPOSITS

         The Corporation's average deposits in 2001 were $234 million compared to $203 million in 2000, an increase of $30.8 million or 15.2%.

         The total average deposits for the Corporation for the years ended December 31, 2001, 2000 and 1999 are summarized below:

                                                    2001                          2000                          1999
                                                    ----                          ----                          ----
                                           Average          Average       Average         Average       Average      Average
                                           balance           cost         balance          cost         balance       cost
                                           -------           ----         -------          ----         -------       ----
                                                                     (Dollar amounts in thousands)
Noninterest bearing demand                 $ 31,643                       $ 28,531                      $ 26,124
Interest bearing transaction accounts        26,917         0.98%           21,039        1.56%           17,417       1.54%
Savings-regular                               8,705         1.60%            8,414        2.12%            8,595       2.08%
Savings- money market                        29,489         3.37%           25,031        4.73%           19,726       3.97%
Time deposits less than $100,000             92,515         5.45%           81,797        5.66%           39,406       5.09%
Time deposits greater than $100,000          44,423         5.50%           38,152        6.10%           57,355       5.14%
                                           --------                       --------                      --------

Total average deposits                     $233,692                       $202,964                      $168,623
                                           ========                       ========                      ========

         At December 31, 2001 the Corporation had $51,374,000 in certificates of deposit of $100,000 or more. The maturities of these certificates are as follows:

Maturity
                                      (Dollar amounts in
                                          thousands)
Of 3 months or less .................        $16,522
From 3 to 6 months ..................         18,072
From 6 to 12 months .................         12,048
Over 12 months ......................          4,732
                                             -------
Total ...............................        $51,374
                                             =======


RETURN ON EQUITY AND ASSETS

         The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2001, 2000, and 1999.

                                                2001        2000         1999
                                                ----        ----         ----
Return on assets (ROA) ..................      1.36%        1.26%        1.06%
Return on equity (ROE) ..................     15.58%       14.67%       11.12%
Dividend payout ratio
  (dividends/net income) ................     23.13%       20.50%       27.82%
Equity as a percent of assets ...........      8.71%        8.59%        9.49%

SHORT-TERM BORROWINGS

         The Corporation's short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase, which generally mature each business day. There was $4,171,000, $9,352,000, and $2,782,000
outstanding at year-end 2001, 2000 and 1999, respectively. Further information is provided in the following table.

                                               2001          2000          1999
                                               ----          ----          ----
                                                (Dollar amounts in thousands)
Outstanding at year-end ..............      $ 4,171       $ 9,352       $ 2,782
Interest rate at year-end ............         2.08%         5.01%         3.50%
Maximum month-end balance
  during the year ....................      $10,976       $ 9,532       $ 6,473
Average amount outstanding
  during the year ....................      $ 7,533       $ 4,501       $ 5,210
Weighted average interest
  rate during the year ...............         3.15%         4.84%         3.26%

         Lines of credit payable represent warehouse lines funding loan production for CRM. At year end these balances totaled $9,028,000. Of this amount $8,324,000 was borrowed from BB&T at the one month LIBOR rate plus 1.95%. The BB&T line expires in October 2002. The lines are secured with the value of the underlying mortgages and the guarantee of the Corporation to a maximum of $9 million. The remaining lines are priced at prime plus 1.5% to 2% and are being phased out in favor of the BB&T line. The operations of CRM are included for only the two month period ended December 31, 2001, and accordingly the average balance of the lines are small and included with the above reported table.

FEDERAL HOME LOAN BANK ADVANCES

         The Corporation's banking subsidiaries are members of the Federal Home Loan Bank of Atlanta. As such they have access to long-term borrowing from the FHLB. There were $20,280,000, $20,350,000 and $19,420,000 outstanding in such advances at year-end 2001, 2000 and 1999, respectively. Further information on these borrowings from the FHLB is provided in the following table.

                                               2001         2000          1999
                                               ----         ----          ----
                                                (Dollar amounts in thousands)
Outstanding at year-end ..............      $20,280       $20,350       $19,420
Interest rate at year-end ............         5.54%         6.04%         5.55%
Maximum month-end balance
  during the year ....................      $20,350       $20,350       $19,420
Average amount outstanding
  during the year ....................      $19,899       $19,385       $12,335
Weighted average interest
  rate during the year ...............         5.77%         6.01%         5.47%


CAPITAL

Dividends

         During 2001 the Corporation paid cash dividends to shareholders of 28 cents per share, which totaled $904,000. This represented a dividend payout ratio (dividends divided by net income) of 23%. During 2000 the Corporation paid cash dividends to shareholders of 22 cents per share, which totaled $645,000. This represented a dividend payout ratio of 20.5%.

Common Stock Account

         The common stock account at December 31, 2001 totaled $17,208,000 compared to $15,928,000 the prior year, an increase of $1,280,000. Virtually all of this increase was related to the issuance of 95,454 shares in connection with the acquisition of Resource Mortgage Inc. at November 1, 2001.


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


NONINTEREST INCOME AND EXPENSE

Noninterest income, 2001 compared to 2000

         Noninterest income increased to $3,584,000 in 2001 from $1,966,000 in 2000, a $1,618,000 or 82.3% increase. There were two major components of this increase. The Corporation acquired a mortgage company during the fourth quarter of 2001, which was a boom period for mortgage originations. This accounted for most of the increase in gains on sales of loans, which was $1,033,000 in 2001 compared to only $98,000 in 2000. Also during the second quarter of 2001 the banks began offering an automated overdraft product to customers. This product enables customers to overdraw their accounts within specific dollar limits in exchange for a fee; they then have thirty days to bring their account into a positive balance. The product accounted for most of the increase in service charge income, which was $2,058,000 in 2001 compared to $1,475,000 in 2000.

Noninterest expense, 2001 compared to 2000

         Overall, non-interest expenses increased to $7,810,000 in 2001 from $6,552,000 in 2000, an increase of $1,258,000 or 19.2%. Of this increase, approximately $515,000 or 41% is associated with the operations of Community Resource Mortgage.

         Personnel costs in 2001 were $4,651,000 compared to $3,779,000 the prior year, an increase of $872,000 or 23.1%.

         Premises and equipment expenses in 2001 were $1,009,000 compared to $942,000 the prior year, a $67,000 or 7.1% increase.

         Marketing expenses in 2001 were $266,000 compared to $207,000 the prior year, a $59,000 or 28.5% increase.

         Regulatory fees in 2001 were $181,000 compared to $140,000 the prior year, a $41,000 or 29.3% decrease.

         Supplies expense was $166,000 in 2001 compared to $160,000 in the prior year, an increase of $6,000 or 3.8%.

         Director fees were $162,000 in 2001 compared to $137,000 in the prior year, an increase of $25,000 or 18.2%. Orangeburg National Bank pays outside directors $600 per month. Sumter National Bank and Florence National Bank pay their outside directors $300 per month. The Florence bank began paying director fees during 2000. The Corporation pays its outside directors $200 per month.

         FDIC insurance costs were $48,000 in 2001 compared to $33,000 in the prior year, an increase of $15,000 or 45.5%.

         All other expenses were $1,327,000 in 2001 compared to $1,154,000 in the prior year, an increase of $173,000 or 15%.

Income Taxes, 2001 compared to 2000

         The Corporation pays U. S. corporate income taxes and South Carolina bank and corporate income taxes. The 2001 provision for income taxes was $2,156,000 compared to $1,807,000 the prior year, an increase of $349,000 or 19.3%. The Corporation's effective average tax rate was 35.6% in 2001 compared to 36.5% the prior year.

Noninterest income, 2000 compared to 1999

         Noninterest income increased to $1,966,000 in 2000 from $1,479,000 in 1999, a $487,000 or 32.9% increase. The major component of this change was in service charge income, which in 2000 was $1,475,000 compared to $1,031,000 in the prior year, a $444,000 or 43.1% increase. Most of this increase was related to growth in the Florence and Sumter banks' returned check fees and deposit account service charge income.

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

         Director fees were $137,000 in 2000 compared to $121,000 in the prior year, an increase of $16,000 or 13.2%. Orangeburg National Bank pays outside directors $600 per month. Sumter National Bank and Florence National Bank pay their outside directors $300 per month. The Florence bank began paying director fees during 2000. The Corporation pays its outside directors $200 per month.

         FDIC insurance costs were $33,000 in 2000 compared to $23,000 in the prior year, an increase of $10,000 or 43.4%.

         All other expenses were $1,154,000 in 2000 compared to $1,053,000 in the prior year, an increase of $101,000 or 9.6%.

Income Taxes, 2000 compared to 1999

         The Corporation pays U. S. corporate income taxes and South Carolina bank income taxes. The 2000 provision for income taxes was $1,807,000 compared to $1,049,000 the prior year, an increase of $758,000 or 72.3%. The Corporation's effective average tax rate was 36.5% in 2000 compared to 32.4% the prior year. The Corporation received a tax benefit from the exercise of non-qualified stock options on 27,500 shares during 1999. The benefit approximated $89,000 and accounts for the temporary reduction in the effective tax rate during 1999.

INFLATION

         The assets and liabilities of the Corporation are mostly monetary in nature. Accordingly, the financial results and operations of the Corporation are much more affected by changes in interest rates than changes in inflation. There is, however, a strong correlation between increasing inflation and increasing interest rates. The impact of inflation has been very moderate, about 1.5%, during 2001. Prospects appear good for continued low inflation, despite some increases in energy costs. Although inflation does not normally affect a financial institution as dramatically as it affects businesses with large investments in plants and inventories, it does have an effect. During periods of high inflation there are usually corresponding increases in the money supply, and banks experience above average growth in assets, loans, and deposits. General increases in the prices of goods and services also result in increased operating expenses.


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

         The Corporation has substantially more liabilities that mature in the next 12 months than it has assets maturing in the same period. Further, the Corporation has legal obligations to extend credit pursuant to loan commitments, lines of credit and standby letters of credit which totaled $11,596,000, $18,342,000 and $2,877,000, respectively, at December 31, 2001 (see Note 14 to the consolidated financial statements). However, based on its historical experience, and that of similar financial institutions, the Corporation believes that it is unlikely that so many deposits would be withdrawn, without being replaced by other deposits, and extensions of credit would be required, that the Corporation would be unable to meet its liquidity needs with the proceeds of maturing assets, in the ordinary course of business.

         The Corporation also maintains various federal funds lines of credit with correspondent banks and is able to borrow from the Federal Home Loan Bank and the Federal Reserve's discount window.

         The Corporation, through its Banks, has a demonstrated ability to attract deposits from its market area. Deposits have grown from $72 million in 1995 to over $255 million in 2001. This stable growing base of deposits is the major source of operating liquidity.

         The Corporation's long-term liquidity needs are expected to be primarily affected by the maturing of long-term certificates of deposit. At
December 31, 2001 the Corporation had approximately $18.6 million in certificates of deposit and other obligations maturing in one to five years. The Corporation had $18.3 million in obligations maturing after five years. The Corporation's assets maturing in the same periods were $139 million and $25.8 million, respectively. Even with a substantially larger dollar amount of assets maturing in both periods than liabilities, the Corporation believes that it will not have any significant long-term liquidity problems.

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

         The Corporation's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Corporation's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a quarterly basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve-month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 100 and 200 basis points. According to the model, as of December 31, 2001 the Corporation is positioned so that net interest income would increase $803,000 and net income would increase $494,000 if interest rates were to rise 300 basis points in the next twelve months. Conversely, net interest income would decline $535,000 and net income would decline $329,000 if interest rates were to decline 200 basis points. Given the current state of market interest rates, in the opinion of management it appears more likely that rates will rise or remain stable than that they will decline further. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Corporation could undertake in response to changes in interest rates.

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

                                                                            Expected Maturity
                                                     -----------------------------------------------------------------
                                                                                                        2007               Estimated
                                       Average                                                           and                 Fair
                                         rate      2002      2003       2004       2005        2006     after     Balance    value
                                         ----      ----      ----       ----       ----        ----     -----     -------    -----
                                                                       (Dollar amounts in thousands)
Earnings assets
  Interest bearing deposits ..          3.98%  $  2,376    $     -    $     -    $     -    $     -   $      -   $  2,376   $  2,376
  Investment securities ......          5.74%        92      6,782     17,699     12,251      4,680      2,203     43,707     43,707
  Federal funds sold .........          3.84%    11,063          -          -          -          -          -     11,063     11,063
  Loans (gross) ..............          8.55%   108,763     15,963     26,411     16,237     39,129     23,402    229,905    231,795


Interest bearing liabilities
  Savings ....................          2.92%    39,479          -          -          -          -          -     39,479
  Interest bearing
    transaction accts ........          0.98%    41,564          -          -          -          -          -     41,564
  Time deposits < $100,000 ...          5.45%    75,304      8,617      1,654      1,269        290          -     87,134
  Time deposits > $100,000 ...          5.50%    46,642      3,556        278        797          -        101     51,374
                                                                                                                 --------
  Total deposits .............                                                                                    219,551    221,070
  Short term borrowing .......          3.15%     4,171          -          -          -          -          -      4,171      4,175
  Lines of credit payable.....          4.00%     9,028          -          -          -          -          -      9,028      9,028
  FHLB advances ..............          5.77%  $      -    $     -    $     -   $    280    $ 1,800   $ 18,200   $ 20,280   $ 19,656




         The static interest rate sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to the static repricing structure of the Banks' assets and liabilities. At December 31, 2001 on a cumulative basis through twelve months, rate sensitive liabilities exceeded rate sensitive assets, by $93.9 million. The liability sensitive position is largely due to the assumption that the Banks' $41 million in interest bearing transaction accounts, savings accounts and money market accounts will reprice within a year. This assumption may or may not be valid, since these accounts vary greatly in their sensitivity to interest rate changes in the market.

         The following table summarizes the Corporation's interest sensitivity position as of December 31, 2001.

                          Interest Sensitivity Analysis

                                                             Within 3                                        Over 5
                                                              months       4-12 months       1-5 years        years          Total
                                                              ------       -----------       ---------        -----          -----
                                                                                 (Dollar amounts in thousands)
Interest earning assets
  Interest bearing deposits .........................      $   2,376        $       -        $       -      $       -      $   2,376
  Taxable investment securities .....................              -                -           40,672          2,223         42,895
  Tax exempt investment securities ..................              -                -              617            195            812
  Federal funds sold ................................         11,063                -                -              -         11,063
  Loans, net of unearned income .....................         92,837           15,922           97,744         23,402        229,905
                                                           ---------        ---------        ---------      ---------      ---------

    Total interest earning assets ...................        106,276           15,922          139,033         25,820        287,051
                                                           ---------        ---------        ---------      ---------      ---------

Interest bearing liabilities
  Savings ...........................................         39,479                -                -              -         39,479
  Interest bearing transaction accounts .............         41,564                -                -              -         41,564
  Time deposits .....................................         46,524           75,422           16,461            101        138,508
  Short term borrowing ..............................         13,199                -                -              -         13,199
  FHLB advances .....................................              -                -            2,080         18,200         20,280
                                                           ---------        ---------        ---------      ---------      ---------

    Total interest bearing liabilities ..............      $ 140,766        $  75,422        $  18,541      $  18,301      $ 253,030
                                                           ---------        ---------        ---------      ---------      ---------

Interest sensitivity gap ............................      $ (34,490)       $ (59,500)       $ 120,492      $   7,519      $  34,021
Cumulative gap ......................................        (34,490)         (93,990)          26,478         34,021
RSA/RSL .............................................             75%              21%
Cumulative RSA/RSL ..................................             75%              57%

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


Item 8.  Financial Statements and Supplementary Data

         Please see the attached audited financial statements for the period ended December 31, 2001.

                   COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                         PAGE

Independent Auditors' Report .........................................................................    38
Consolidated Balance Sheets, December 31, 2001 and 2000 ..............................................    39
Consolidated Statements of Income, Years Ended December 31,
   2001, 2000, and 1999 ..............................................................................    40
Consolidated Statements of Changes in Shareholders' Equity, Years Ended
   December 31, 2001, 2000, and 1999 .................................................................    42
Consolidated Statements of Cash Flows, Years Ended December 31,
   2001, 2000, and 1999 ..............................................................................    44
Notes to Consolidated Financial Statements ...........................................................    46

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and
Board of Directors of
Community Bankshares, Inc.


We have audited the accompanying consolidated balance sheets of Community Bankshares, Inc., and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community
Bankshares, Inc., and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                                                     s/J. W. Hunt & Company, LLP

Columbia, South Carolina
February 1, 2002

                   COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 2001 AND 2000

                                     ASSETS
($ in thousands)                                                                                        2001                  2000
                                                                                                        ----                  ----

Cash and due from banks ................................................................            $  14,586             $  10,209
Federal funds sold .....................................................................               11,063                 8,130
                                                                                                    ---------             ---------
                 Total cash and cash equivalents .......................................               25,649                18,339
Interest-bearing deposits with banks ...................................................                2,376                   594
Securities available for sale, at fair value ...........................................               43,207                41,195
Securities held to maturity (fair value approximates $500
   and $12,217 as of December 31, 2001 and 2000, respectively) .........................                  500                12,371
Loans held for sale ....................................................................               10,265                   343
Loans receivable, net of allowance for loan
   losses of $2,830 in 2001 and $2,424 in 2000 .........................................              227,075               192,653
Accrued interest receivable ............................................................                1,762                 2,330
Premises and equipment - net ...........................................................                5,177                 4,411
Net deferred tax asset .................................................................                  870                   795
Goodwill ...............................................................................                  921                     -
Other assets ...........................................................................                  815                   292
                                                                                                    ---------             ---------

                  Total assets .........................................................            $ 318,617             $ 273,323
                                                                                                    =========             =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits:
      Demand, non interest-bearing .....................................................            $  35,882             $  31,219
      Interest-bearing transaction accounts ............................................               41,564                22,708
      Savings ..........................................................................               39,479                38,385
      Certificates of deposit of $100 and over .........................................               51,374                38,702
      Other time deposits ..............................................................               87,134                87,797
                                                                                                    ---------             ---------
                  Total deposits .......................................................              255,433               218,811
   Federal funds purchased and securities sold under
      agreements to repurchase .........................................................                4,171                 9,352
   Federal Home Loan Bank advances .....................................................               20,280                20,350
   Lines of credit payable .............................................................                9,028                     -
   Accrued interest payable ............................................................                  946                 1,224
   Accrued expenses and other liabilities ..............................................                1,212                   447
                                                                                                    ---------             ---------
                  Total liabilities ....................................................              291,070               250,184
                                                                                                    ---------             ---------
Shareholders' equity:
   Common stock - no par  value, authorized shares -
      12,000,000;  issued  and
      outstanding - 3,299,674 shares
      in 2001 and 3,199,180 shares in 2000 .............................................               17,208                15,928
   Retained earnings ...................................................................               10,346                 7,342
   Accumulated other comprehensive loss ................................................                   (7)                 (131)
                                                                                                    ---------             ---------
                  Total shareholders' equity ...........................................               27,547                23,139
                                                                                                    ---------             ---------

                  Total liabilities and shareholders' equity ...........................            $ 318,617             $ 273,323
                                                                                                    =========             =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME,
                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

($ in thousands, except per share data)                                                   2001             2000                1999
                                                                                          ----             ----                ----
Interest and dividend income:
   Loans, including fees ..................................................            $18,110            $16,652            $12,244
   Deposits with other financial institutions .............................                161                 64                101
   Investment securities interest and dividends:
     Interest - taxable securities ........................................              2,040              2,891              2,352
      Interest - tax-exempt securities ....................................                 29                 32                 30
      Dividends ...........................................................                127                134                106
      Federal funds sold ..................................................                734                430                555
                                                                                       -------            -------            -------
           Total interest and dividend income .............................             21,201             20,203             15,388
                                                                                       -------            -------            -------
Interest expense:
   Deposits:
      Interest-bearing transaction accounts ...............................                264                329                269
      Savings .............................................................              1,117              1,358                942
      Certificates of deposit of $100,000 and over ........................              2,415              2,279              1,523
      Certificates of deposit of less than $100,000 .......................              5,079              4,626              3,379
                                                                                       -------            -------            -------
                  Total interest on deposits ..............................              8,875              8,592              6,113
   Federal funds purchased and securities sold
      under agreements to repurchase ......................................                237                218                170
   Federal Home Loan Bank advances ........................................              1,149              1,165                675
                                                                                       -------            -------            -------
                  Total interest expense ..................................             10,261              9,975              6,958
                                                                                       -------            -------            -------
Net interest income .......................................................             10,940             10,228              8,430
Provision for loan losses .................................................                650                688                612
                                                                                       -------            -------            -------

           Net interest income after
              provision for loan losses ...................................             10,290              9,540              7,818
                                                                                       -------            -------            -------
Noninterest income:
   Service charges on deposit accounts ....................................              2,058              1,475              1,031
   Mortgage banking income ................................................              1,033                 98                162
   Gains on sales of securities ...........................................                 31                  -                  -
   Deposit box rent .......................................................                 27                 25                 24
   Bank card fees .........................................................                 28                 29                 14
   Credit life insurance commissions ......................................                 62                 77                 48
   Other ..................................................................                345                262                200
                                                                                       -------            -------            -------
                  Total noninterest income ................................              3,584              1,966              1,479
                                                                                       -------            -------            -------
Noninterest expenses:
   Salaries and employee benefits .........................................              4,651              3,779              3,493
   Premises and equipment .................................................              1,009                942                886
   Marketing ..............................................................                266                207                180
   Regulatory fees ........................................................                181                140                155
   Supplies ...............................................................                166                160                155
   Director fees ..........................................................                162                137                121
   FDIC insurance .........................................................                 48                 33                 23
   Other ..................................................................              1,327              1,154              1,053
                                                                                       -------            -------            -------
                  Total noninterest expenses ..............................              7,810              6,552              6,066
                                                                                       -------            -------            -------

                                                                  (Continued)-1.

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME, YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


(In thousands, except per share data)                                                          2001            2000             1999
                                                                                               ----            ----             ----

Income before provision for income taxes ...........................................          $6,064          $4,954          $3,231

Provision for income taxes .........................................................           2,156           1,807           1,049
                                                                                              ------          ------          ------

     Net income ....................................................................          $3,908          $3,147          $2,182
                                                                                              ======          ======          ======

Average number of common shares outstanding ........................................           3,218           3,194           3,189

Average number of common shares outstanding, assuming dilution .....................           3,246           3,216           3,215

Earnings per common share:

     Basic .........................................................................          $ 1.21          $ 0.99          $ 0.68

     Diluted .......................................................................          $ 1.20          $ 0.98          $ 0.68



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                                                                  (concluded) -2

                   COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY,
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

($ in thousands, except per share data)
                                                                                                            Accumulated
                                                                                                               Other
                                                           Shares of                                        Comprehensive
                                                            Common          Common        Retained              Income
                                                             Stock           Stock        Earnings              (Loss)       Total
                                                             -----           -----        --------              ------       -----

Balance at December 31, 1998 .......................      3,200,070      $   14,648      $    4,975      $       36      $   19,659
Repurchase of common stock .........................        (49,455)           (630)              -               -            (630)
Common stock issued under options ..................         40,847             189               -               -             189
Comprehensive income:
     Net income ....................................              -               -           2,182               -           2,182
     Change in unrealized gain (loss)
       on securities  available for
       sale, net of tax effects ....................                                                           (547)           (547)
                                                                                                                             ------
         Total comprehensive income ................              -               -               -               -           1,635
                                                                                                                             ------
Cash dividends declared ($.19 per share) ...........              -               -            (608)              -            (608)
                                                          ---------          ------           -----            ----          ------

Balance, December 31, 1999 .........................      3,191,462          14,207           6,549            (511)         20,245

Shares issued by DRIP ..............................          5,335               3               -               -               3
Common stock issued under options ..................          2,520              19               -               -              19
Costs of stock dividend ............................              -             (10)              -               -             (10)
Cash-in-lieu of 5% stock dividend ..................           (137)              -               -               -               -
Market value of 5% stock dividend ..................              -           1,709          (1,709)              -               -
Comprehensive income:
     Net income ....................................              -               -           3,147               -           3,147
     Change in unrealized gain (loss)
       on securities available for
       sale, net of tax effects ....................                                                            380             380
                                                                                                                             ------
         Total comprehensive income ................                                                                          3,527
                                                                                                                             ------
Cash dividends declared ($.22 per share) ...........              -               -            (645)              -            (645)
                                                          ---------          ------           -----            ----          ------

                                                                  (continued)-1

                   COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY,
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                                                          Accumulated
                                                                                                             Other
                                                              Shares of       Common         Retained    Comprehensive
                                                               Stock          Stock          Earnings     Income (Loss)      Total
                                                               -----          -----          --------    --------------      -----

Balance, December 31, 2000 ...........................      3,199,180         15,928          7,342            (131)      $  23,139

Common stock issued in purchase
  of Community Resource Mortgage Inc. ................         95,454          1,241                                          1,241
Common stock issued under options ....................          5,040             39                                             39
Comprehensive income:
     Net income ......................................                                        3,908                           3,908
     Change in unrealized gain
       (loss) on securities  available
       for sale, net of reclassification
       adjustment and tax effects ....................                                                          124             124
                                                                                                                          ---------
         Total comprehensive income ..................                                                                        4,032
                                                                                                                          ---------
Cash dividends declared ($.28 per share) .............              -              -           (904)              -            (904)
                                                            ---------      ---------      ---------       ---------       ---------

Balance, December 31, 2001 ...........................      3,299,674      $  17,208      $  10,346       $      (7)      $  27,547
                                                            =========      =========      =========       =========       =========

                                                                  (concluded)-2

                   COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS,
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

($ in thousands)
                                                                                          2001              2000              1999
                                                                                          ----              ----              ----

Cash flows from operating activities:
     Net income ..............................................................         $  3,908          $  3,147          $  2,182
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization .......................................              467               478               462
         Accretion of discounts and amortization of
           premiums - securities - net .......................................              (23)               15               (14)
         Provision for loan losses ...........................................              650               688               612
         Deferred income taxes ...............................................             (140)             (148)             (405)
         Net realized (gain) securities ......................................              (31)                -                 -
         Proceeds from sales of real estate loans held for
           sale ..............................................................           34,915             5,868             9,963
         Originations of real estate loans held for sale .....................          (34,414)           (5,942)          (10,416)
     Net changes in operating assets and liabilities:
         Accrued interest receivable .........................................              568              (630)             (458)
         Other assets ........................................................             (477)              101               289
         Accrued interest payable ............................................             (278)              454               167
         Other liabilities ...................................................              522                (2)               14
                                                                                       --------          --------          --------
         Net cash provided by operating activities ...........................            5,667             4,029             2,396
                                                                                       --------          --------          --------

Cash flows from investing activities:
     Net (increase) decrease in interest-bearing deposits
       with banks ............................................................           (1,729)              194               789
     Purchases of securities held to maturity ................................           (1,650)                -            (2,424)
     Purchases of securities available for sale ..............................          (84,959)          (16,797)          (23,050)
     Proceeds from maturities of securities  held to
       maturity ..............................................................           13,525             1,000             4,340
     Proceeds from maturities of securities available for sale ...............           76,111             6,742            10,485
     Proceeds from sales of securities available for sale ....................            7,074                 -                 -
     Cash acquired in acquisition of CRM .....................................              529                 -                 -
     Costs incurred in acquisition of CRM ....................................              (42)                -                 -
     Loan originations and principal collections, net ........................          (35,113)          (38,188)          (38,261)
     Purchases of premises and equipment .....................................           (1,164)             (270)           (1,189)
                                                                                       --------          --------          --------
         Net cash used by investing activities ...............................          (27,418)          (47,319)          (49,310)
                                                                                       --------          --------          --------

                                                                 (Continued)-1.

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS,
                 YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


($ in thousands)                                                                        2001              2000               1999
                                                                                        ----              ----               ----
Cash flows from financing activities:
     Net increase in demand, transaction and savings
       deposit accounts ...................................................          $ 24,613           $ 16,556           $ 10,048
     Net increase in time deposits ........................................            12,009             17,891             26,686
     Net increase (decrease) in federal funds purchased
       and securities sold under agreement to repurchase ..................            (5,181)             6,570             (1,682)
     Federal Home Loan Bank advances (repayments) .........................               (70)               930              9,930
     Repayments on lines of credit ........................................            (1,445)                 -                  -
     Repurchase of stock ..................................................                 -                  -               (630)
     Stock issuance cost ..................................................                 -                (10)                 -
     Proceeds from issuance of common stock ...............................                39                 22                189
     Dividends paid .......................................................              (904)              (645)              (608)
                                                                                     --------           --------           --------
         Net cash provided by financing activities ........................            29,061             41,314             43,933
                                                                                     --------           --------           --------

Net change in cash and cash equivalents ...................................             7,310             (1,976)            (2,981)

Cash and cash equivalents at beginning of year ............................            18,339             20,315             23,296
                                                                                     --------           --------           --------

Cash and cash equivalents at end of year ..................................            25,649             18,339             20,315
                                                                                     ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash payments for interest ...........................................          $ 10,539           $  9,590           $  6,751
                                                                                     ========           ========           ========

     Cash payments for income taxes .......................................          $  2,240           $  1,927           $  1,287
                                                                                     ========           ========           ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

     Transfers of loans receivable to other real estate
       owned ..............................................................          $    267           $    145           $     99
                                                                                     ========           ========           ========


     Transfer from retained earnings to common stock
       outstanding for the market value of the 5% stock
       dividend ...........................................................          $      -           $  1,709           $      -
                                                                                     ========           ========           ========

     Fair value of shares issued for purchase of
       Community Resource Mortgage Inc. ...................................          $  1,241           $      -            $      -
                                                                                     ========           ========            ========

                                                               (Concluded) - 2.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999


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

The Banks operate as wholly-owned subsidiaries of the Corporation with separate Boards of Directors and operating policies and provide a variety of financial services to individuals and small to medium size businesses through their offices in South Carolina. The primary deposit products are checking, savings and term certificate accounts and the primary lending products are consumer, commercial and mortgage loans.

In November 2001 the Corporation acquired all the common stock of Resource Mortgage Inc., a Columbia, South Carolina based mortgage company. The Corporation issued 95,454 shares of its common stock in exchange for 100% of the common stock of Resource. The transaction was accounted for as a purchase. The subsidiary was renamed Community Resource Mortgage Inc. (CRM).

Also in November 2001 the Corporation entered into an agreement to acquire the common stock of Ridgeway Bancshares Inc., the holding company for the Bank of Ridgeway. The Corporation agreed to issue 1,000,000 shares of its stock and to pay $4,000,000 cash in exchange for 100% of the stock of Ridgeway. The transaction must be approved by two-thirds of the shareholders of both companies, as well as various regulators. The Corporation anticipates completion of the transaction by July 1, 2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Corporation (the Parent Holding Company) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the related deferred tax asset.

     SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK:

Most of the Corporation's activities are with customers located within South Carolina. Note 4 discusses the types of securities the Corporation purchases.
Note 5 discusses the types of lending that the Corporation engages in. The Banks grant agribusiness, commercial, consumer and residential loans to customers throughout the State of South Carolina. Although the Banks have diversified loan portfolios, a substantial portion of their debtors' ability to honor their contracts is dependent upon the economies of Florence, Orangeburg and Sumter Counties, South Carolina and the surrounding areas. The mortgage company originates and sells loans into the secondary market; it generally does not maintain loans for its own portfolio.

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

     INTEREST-BEARING DEPOSITS WITH BANKS:

Interest-bearing deposits with banks generally mature within one year and are carried at cost.

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

The Corporation's mortgage subsidiary, Community Resource Mortgage, Inc., engages in the origination and sale of residential mortgage loans. Virtually all the loans they originate are sold into the secondary market within thirty days. Accordingly, fees and costs associated with this process are recognized when received or incurred.



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

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

     ALLOWANCE FOR LOAN LOSSES:

The allowance for loan losses is established through a provision for loan losses charged against earnings as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management of each Bank reviews its allowance for loan losses in three broad categories: commercial and industrial, loans secured by real estate, and loans to individuals, and assigns an estimated percentage factor to each in the determination of the estimate of the allowance for loan losses. Where the Banks' internal and external loan review programs identify loans that are subject to specific weaknesses, such loans are reviewed for a specific loan loss allowance.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the known circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Foreclosed assets are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

     PREMISES AND EQUIPMENT:

Premises and equipment are stated at cost, less accumulated depreciation computed principally on the straight-line method over the estimated useful lives of the assets. Useful lives generally used in providing for depreciation are as follows:

Building .........................................................      40 years
Building components ..............................................    5-30 years
Vault doors, safe deposit boxes, night depository, etc. ..........      40 years
Furniture, fixtures and equipment ................................    5-25 years

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

     SEGMENTS:

Community Bankshares, Inc. through its banking subsidiaries, ONB, SNB, and FNB, and its mortgage subsidiary, CRM, provides a broad range of financial services to individuals and companies in South Carolina. These services include demand, time, and savings deposits; lending services; ATM processing; and similar financial services. While the Corporation's decision makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, the subsidiary operations are not considered by management to comprise more than one reportable operating segment.

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


     RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 140) which replaces SFAS 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain additional disclosures regarding these activities. SFAS 140 is effective for transfers and servicing of financial assets or extinguishment of liabilities that occur after March 31, 2001. SFAS 140 was adopted by the Corporation with no resulting material effect on its financial condition or operating results.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141). SFAS 141 supercedes APB Opinion Number 16, "Business Combinations". SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations in the scope of SFAS 141 be accounted for using the purchase method of accounting. SFAS 141 is effective for business combinations initiated after June 30, 2001. SFAS 141 was adopted by the Corporation and was applied to the acquisition of Community Resource Mortgage, Inc.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill and other intangible assets that have indefinite lives are to no longer be amortized unless there is an impairment. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Management expects that adoption of this standard will not have a material effect on the financial statements for 2002.

Also in July 2001, the Financial Accounting Standards Board issued SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. SFAS 143, if applicable, will be adopted by the Corporation upon its required effective date, for its fiscal year ended December 31, 2002. Management expects that adoption of this standard will not have a material effect on the financial statements for 2002.

In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposition of Long-Lived Assets. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discounted operations to include primarily all disposal transactions. It further establishes criteria to determine when a long-lived asset is held for sale and establishes measurement criteria at the asset's or group of assets' lower of unamortized cost or fair value at the date the asset is reclassified as held and used. SFAS 144, if applicable, will be adopted by the Company upon its required effective date, for its fiscal year ended December 31, 2002. Management expects that adoption of this standard will not have a material effect on the financial statements for 2002.

     OTHER:

Certain amounts previously reported in the statements have been reclassified to conform to the current year's presentation and disclosure requirements. These reclassifications had no effect on net income.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS:

The Banks are required to maintain average reserve balances with the Federal Reserve or in available cash. The average daily reserve balance requirements at December 31, 2001 were approximately $1.9 million.

At December 31, 2001, the Corporation had cash balances with correspondent banks totaling approximately $286,000, all but $36,000 of which were fully insured by the FDIC.


NOTE 4 - SECURITIES:

Securities held to maturity consist of the following (in thousands of dollars):

                                                                                                December 31, 2001
                                                                                               GROSS          GROSS
                                                                           AMORTIZED        UNREALIZED      UNREALIZED         FAIR
                                                                              COST             GAINS          LOSSES          VALUE
                                                                              ----             -----          ------          -----

U.S. Government and federal agencies ...........................           $   500           $     -         $     -         $   500
                                                                           =======           =======         =======         =======







                                                                                                December 31, 2000
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
                                                                           =======           =======         =======         =======

Securities available for sale consist of the following (in thousands of dollars):


                                                                                            December 31, 2001
                                                                                           GROSS            GROSS
                                                                     AMORTIZED          UNREALIZED       UNREALIZED           FAIR
                                                                        COST               GAINS           LOSSES             VALUE
                                                                        ----               -----           ------             -----

U.S. Government and federal agencies ......................           $40,437           $   150           $  (172)           $40,415

State and local government ................................               802                 9                 -                811

Federal Home Loan stock ...................................             1,396                 -                 -              1,396

Federal Reserve stock .....................................               408                 -                 -                408

Equity securities .........................................               177                 -                 -                177
                                                                      -------           -------           -------            -------

  Total ...................................................           $43,220           $   159           $  (172)           $43,207
                                                                      =======           =======           =======            =======

                                                                                            December 31, 2000
                                                                                         GROSS              GROSS
                                                                     AMORTIZED        UNREALIZED         UNREALIZED           FAIR
                                                                        COST             GAINS             LOSSES             VALUE
                                                                        ----             -----             ------             -----

U.S. Government and federal agencies ......................           $38,599           $    21           $  (216)           $38,404

State and local government ................................               814                 1                (5)               810

Federal Home Loan stock ...................................             1,396                 -                 -              1,396

Federal Reserve stock .....................................               408                 -                 -                408

Equity securities .........................................               177                 -                 -                177
                                                                      -------           -------           -------            -------

  Total ...................................................            41,394                22              (221)            41,195
                                                                      =======           =======           =======            =======

The amortized cost and fair value of debt securities at December 31, 2001, by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands of dollars)                                                   Held to Maturity               Available for Sale
                                                                    Amortized cost      Fair Value      Amortized cost    Fair Value
                                                                    --------------      ----------      --------------    ----------
Within 1 year ..........................................            $     -            $     -            $     -            $     -
Over 1 through 5 years .................................                500                500             40,794             40,781
After 5 years through 10 years .........................                  -                  -                445                445
Over 10 years ..........................................                  -                  -                  -                  -
                                                                    -------            -------            -------            -------
subtotal ...............................................                500                500             41,239             41,226
Equities ...............................................                  0                  0              1,981              1,981
                                                                    -------            -------            -------            -------
     Grand total .......................................            $   500            $   500            $43,220            $43,207
                                                                    =======            =======            =======            =======

The following is a summary of maturities and weighted average yields of securities held to maturity and securities available for sale as of December 31, 2001 (in thousands of dollars):

                                                     After one year but   After five but
                                                     within five years   within ten years   After ten years              Total
                                                     -----------------   ----------------   ---------------      -------------------
Securities held to maturity:
  Federal agency obligations ..................   $   500      3.50%    $  -          -     $    -         -     $   500       3.50%
                                                  -------      ----     ----       ----     ------      ----     -------       ----
          Total held to maturity ..............       500      3.50%       -          -          -         -     $   500       3.50%
                                                  -------      ----     ----       ----     ------      ----     -------       ----

Securities available for sale:
  Federal agency obligations ..................    40,163      4.30%     252       5.46%         -                40,415       4.31%
  State and local governments .................       618      5.35%     193       6.53%         -                   811       5.63%
  Equities ....................................         -                  -       0.00%     1,981      7.14%      1,981       7.14%
                                                  -------      ----     ----       ----     ------      ----     -------       ----
         Total available for sale .............    40,781      4.32%     445       5.92%     1,981      7.14%     43,207       4.46%
                                                  -------      ----     ----       ----     ------      ----     -------       ----

Total for portfolio ...........................   $41,281      4.31%    $445       5.92%    $1,981      7.14%    $43,707       4.45%
                                                  =======      ====     ====       ====     ======      ====     =======       ====

Yields on tax exempt obligations have been computed on a tax equivalent basis using the maximum federal tax rate of 34%. No investments matured within one year.

The Banks, as members of the Federal Home Loan Bank ("FHLB") of Atlanta, are required to own capital stock in the FHLB of Atlanta based generally upon their balances of residential mortgage loans and FHLB advances. FHLB capital stock owned by ONB and SNB is pledged as collateral on FHLB advances. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value.

All equity securities including investments in the FHLB stock and Federal Reserve Bank stock (as required of the respective banks) have no contractual maturity and are classified in the maturity category of over ten years.

At December 31, 2001 and 2000, investment securities with a carrying value of $29,167,000 and $19,282,000, respectively, were pledged to secure public deposits, FHLB advances, and for other purposes required and permitted by law. At December 31, 2001 and 2000, the carrying amount of securities pledged to secure repurchase agreements was approximately $6,108,000 and $10,051,000, respectively.

NOTE 5 - LOANS RECEIVABLE:

The following is a summary of loans by category at December 31, 2001 and 2000 (in thousands of dollars):

Loan category                                       2001                  2000
                                                    ----                  ----
Commercial, financial and agricultural ........   $ 56,515             $ 52,264
Real estate - construction ....................     19,557               15,389
Real estate - mortgage ........................    127,002               98,154
Installment loans to individuals ..............     26,831               29,270
                                                  --------             --------
     Total loans - gross ......................   $229,905             $195,077
                                                  ========             ========


The loan portfolio included fixed rate and adjustable rate loans totaling $145,540,000 and $84,365,000, respectively, at December 31, 2001.

Total overdrawn demand deposits totaling $1,304,000 and $864,000 have been reclassified as loan balances at December 31, 2001 and 2000, respectively.

Gross proceeds on mortgage loans originated for resale were approximately $34,915,000, $5,868,000, and $9,963,000 for the years ended December 31, 2001,
2000, and 1999, respectively. The Bank sold all of these loans at par; therefore, no gain or loss was recognized on the sales.

Loans outstanding to directors, executive officers, principal holders of equity securities, or to any of their associates totaled $10,367,000 at December 31, 2001, and $7,299,000 at December 31, 2000. A total of $9,145,000 in loans were made or added, while a total of $6,077,000 were repaid or deducted during 2001. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. Changes in the composition of the board of directors or the group comprising executive officers also result in additions to or deductions from loans outstanding to directors, executive officers or principal holders of equity securities.

Changes in the allowance for loan losses and related ratios for the years ended December 31, 2001, 2000, and 1999, were as follows (in thousands of dollars):

                                                                                                     2001        2000         1999
                                                                                                     ----        ----         ----

Average amount of loans outstanding ............................................................   $211,901    $179,654    $139,215
                                                                                                   ========    ========    ========
Allowance for loan losses - January 1 ..........................................................   $  2,424    $  1,936    $  1,459
                                                                                                   --------    --------    --------

Loan charge-offs:
   Real estate .................................................................................          9          78           0
   Installment .................................................................................        202         116          95
   Credit cards and related plans ..............................................................          9           9           5
   Commercial and other ........................................................................         87          33          80
                                                                                                   --------    --------    --------
Total charge-offs ..............................................................................        307         236         180
                                                                                                   --------    --------    --------

Recoveries:
   Real Estate .................................................................................          0           3           0
   Installment .................................................................................         33          25          17
   Credit cards and related plans ..............................................................          2           2           3
   Commercial ..................................................................................          0           6          25
                                                                                                   --------    --------    --------
Total recoveries ...............................................................................         35          36          45
                                                                                                   --------    --------    --------

Net charge-offs ................................................................................        272         200         135
Provision for loan losses (1) ..................................................................        678         688         612
                                                                                                   --------    --------    --------

Allowance for loan losses at end of year .......................................................   $  2,830    $  2,424    $  1,936
                                                                                                   ========    ========    ========

Ratios
Net charge-offs to average loans outstanding ...................................................       0.13%       0.11%       0.10%
Net charge-offs to loans outstanding at end of year ............................................       0.12%       0.10%       0.09%
Allowance for loan losses to average loans .....................................................       1.34%       1.35%       1.39%
Allowance for loan losses to total loans at end of
     year ......................................................................................       1.23%       1.24%       1.23%
Net charge-offs to allowance for losses ........................................................       9.61%       8.25%       6.97%
Net charge-offs to provision for loans losses ..................................................      40.12%      29.07%      22.06%

(1) Provision expense includes $28,000 acquired with purchase of CRM on November 1, 2001

The following is a summary of information pertaining to impaired loans:

                                                                   December 31,
                                                                 2001       2000
                                                                 ----       ----
                                                                  (In thousands)

Impaired loans without a valuation allowance .............       $  -       $  -
Impaired loans with a valuation allowance ................        281        238
                                                                 ----       ----

Total impaired loans .....................................        281        238
                                                                 ====       ====

Valuation allowance related to impaired loans ............       $ 42       $ 36

                                                                                                     Years Ended December 31,
                                                                                                     ------------------------
                                                                                                2001            2000            1999
                                                                                                ----            ----            ----
                                                                                                           (In thousands)

Average investment in impaired loans ...............................................            $260            $331            $ 53

Interest income recognized on impaired loans .......................................            $  -            $  -             $ -

Interest  income recognized on a cash basis on impaired loans ......................            $  -            $  -             $ -

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual, past due loans, and other real estate owned at December 31, 2001 and 2000, were as follows (in thousands of dollars):

                                                              2001         2000
                                                              ----         ----
Nonaccrual loans .....................................       $ 281        $ 238
Accruing loans 90 days or more past due ..............          17           93
               --                                            -----        -----
     Total ...........................................       $ 298        $ 331
                                                             =====        =====
     Total as a % of outstanding loans ...............        0.13%        0.17%
Other Real Estate Owned ..............................       $ 267        $   -

Gross interest income that would have been recorded for the years ended December 31, 2001, 2000, and 1999 if nonaccrual loans had been performing in accordance with their original terms was approximately $7,000, $33,000, and $2,000, respectively.


NOTE 6 - PREMISES AND EQUIPMENT:

Premises and equipment at December 31, 2001 and 2000, consist of the following (in thousands of dollars):


                                                             2001          2000
                                                             ----          ----
Land ...............................................        $  867        $  761
Building and components ............................         3,454         2,821
Furniture, fixtures and equipment ..................         3,576         3,055
                                                            ------        ------
          Total ....................................         7,897         6,637
Less, accumulated depreciation .....................         2,720         2,226
                                                            ------        ------
          Premises and equipment - net .............        $5,177        $4,411
                                                            ======        ======

Depreciation expense was approximately $467,000, $478,000, and $462,000, for the years ended December 31, 2001, 2000, and 1999, respectively.

The FNB office building was built on leased land. The land is being leased under a noncancellable operating lease for an initial term of ten years. The lease terms provide for two ten year renewal options and a third renewal of two years. FNB is responsible for property taxes and improvements. The annual basic rent in lease years one through five is $48,000 and in years six through ten $53,000.

Rent expense  totaled  $48,000,  $48,000,  and $50,000 in 2001,  2000, and 1999,
respectively.

At the balance sheet date SNB was constructing a branch office on West Liberty Street in Sumter, SC. The building was completed in January 2002. The building is approximately 3,600 square feet and cost approximately $705,000. The land, approximately one acre, is being leased under a noncancellable operating lease for an initial term of twenty years. The lease terms provide for four five-year renewal options after the initial term. SNB is responsible for property taxes and improvements. The annual basic rent in lease years one through five is $35,000; in years six through ten $36,000; in years eleven through fifteen $38,000; and in years sixteen through twenty $40,000.

Rent expense, which began in October, totaled $9,000 in 2001.

CRM rents all three of its current locations. Rent expense for November and December 2001 totaled $10,000.

NOTE 7 - DEPOSITS:

At December 31, 2001, the scheduled maturities of time deposits greater than $100,000 are as follows (in thousands of dollars):

Maturing in
           2002                     $46,642
           2003                       3,556
           2004                         278
           2005                         797
           2006                           -
        Thereafter                      101
                                    -------
          Total                     $51,374
                                    =======

Deposits  of  directors  and  officers  totaled  approximately   $3,913,000  and
$3,825,000 at December 31, 2001 and 2000, respectively.

NOTE 8 - OTHER BORROWED FUNDS:

Federal funds purchased and securities sold under agreements with customers to repurchase generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Corporation monitors the fair value of the underlying securities on a daily basis and it is the Banks' policy to maintain a collateral value greater than the principal and accrued interest of the transaction. All securities underlying these agreements are institution-owned securities.

Information concerning securities sold under agreements to repurchase is summarized as follows (in thousands of dollars):

                                                            2001          2000
                                                            ----          ----
Outstanding at year end ..............................     $ 4,171      $ 9,352
Interest rate at year end ............................        2.08%        5.01%
Interest expense .....................................     $   237      $   218
Maximum month end balance during the year ............     $10,976      $ 9,532
Average amount outstanding during the year ...........     $ 7,533      $ 4,501
Weighted average interest rate during the year .......        3.15%        4.84%

At December 31, 2001 and 2000 there were no federal funds purchased.

Lines of credit payable represent warehouse lines funding loan production for CRM. At year end these balances totaled $9,028,000. Of this amount $8,324,000 was borrowed from BB&T at the one month LIBOR rate plus 1.95%. The BB&T line expires in October 2002. The lines are secured with the value of the underlying mortgages and the guarantee of the Corporation to a maximum of $9 million. The remaining lines are priced at prime plus 1.5% to 2% and are being phased out in favor of the BB&T line. The operations of CRM are included for only the two month period ended December 31, 2001, and accordingly the average balance of the lines are small and included with the above reported table.


NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES:

The Banks are members of the Federal Home Loan Bank of Atlanta and as such, have access to long-term borrowing. The collateral for any such borrowings consists of blanket liens on ONB's and SNB's one-to-four family residential loans and all the banks' stock in the Federal Home Loan Bank. Portions of FNB's investment portfolio are also collateral for advances. Borrowings during 2001 and 2000 are summarized as follows (in thousands of dollars):

                                                             2001          2000
                                                             ----          ----

Outstanding at year-end ..............................     $20,280      $20,350
Interest rate at year-end ............................        5.54%        6.04%
Maximum amount outstanding at any month-end ..........     $20,350      $20,350
Average amount outstanding during the year ...........      19,899      $19,385
Weighted average interest rate during the year .......        5.77%        6.01%

Required principal reductions are as follows (in thousands of dollars):

            YEAR ENDING:
                2002 .................     $     -
                2003 .................           -
                2004 .................           -
                2005 .................       1,580
                2006 .................         500
               Thereafter ............      18,200
                                           -------

                   Total .............     $20,280
                                           =======

NOTE 10 - COMMON STOCK:

The Corporation repurchased 49,455 shares of its common stock from the Corporation's former chief executive officer in January 1999. The repurchase price per share was at the then market price of $12.74 and totaled approximately $630,000.

The Corporation declared a five percent stock dividend in January 2000. The average number of common shares outstanding and all earnings per common share amounts included in the accompanying consolidated financial statements and notes are based on the increased number of shares giving retroactive effect for the stock dividend.

The Corporation issued 95,454 shares of its common stock in November 2001 in exchange for 100% of the common stock of Resource Mortgage, Inc. The shares were valued at the then market price of $13.00 and totaled approximately $1.2 million.

Under the Corporation's Dividend Reinvestment Plan, shareholders may reinvest all or part of their cash dividends in shares of common stock and also purchase additional shares of common stock.

NOTE 11 - STOCK OPTIONS AND DIVIDEND REINVESTMENT SHARES:

At December 31, 2001, 485,600 common shares were reserved for issuance pursuant to an employee stock option plan and 630,000 common shares were reserved for issuance pursuant to the dividend reinvestment and additional stock purchase plan.

During 2001 the Corporation amended its 1997 Stock Option Plan to increase by 200,000 shares the number of shares reserved for issuance upon exercise of options and to permit participation in the plan by non-employee directors. Under the Plan, as amended, up to 485,600 shares of common stock were authorized to be granted to selected officers, other employees, and non-employee directors of the Corporation and/or its subsidiaries pursuant to exercise of incentive and nonqualified stock options. Of such shares, 290,050 were reserved for issuance pursuant to exercise of incentive stock options and 195,550 were reserved for issuance pursuant to exercise of nonqualified stock options.

The exercise price of any incentive option granted is equal to the fair value of the common stock on the date the option is granted. Nonqualified options can be issued for less than fair value; however, the Corporation has not elected to issue these options for less than fair value at the date of the grant. The options are vested upon issuance, but may be exercised no earlier than one year after issuance.

A summary of the status of the Corporation's 1997 pre-amended stock option plan is presented below:

                                                            2001                         2000                         1999
                                                            ----                         ----                         ----
                                                 Exercise                    Exercise                     Exercise
                                                  Shares           Price       Shares           Price       Shares            Price
                                                  ------           -----       ------           -----       ------            -----
Fixed options:
  Outstanding at
   beginning of year ..................          61,320        $   7.60       63,840         $   7.60       75,390          $   7.60
  Granted .............................               -            -               -             -               -                -
  Exercised ...........................          (5,040)           7.60       (2,520)            7.60      (10,710)             7.60
  Forfeited ...........................          (1,680)           7.60            -             -            (840)             7.60
                                                 ------                       ------                        ------
  Outstanding at end of
        year ..........................          54,600            7.60       61,320             7.60       63,840              7.60
                                                 ======                       ======                        ======

Options exercisable at
   year-end ...........................          54,600            7.60       61,320             7.60       63,840              7.60

A summary of the status of the Corporation's 1997 stock option plan, as amended in 1999 to increase the number of shares reserved for issuance, is presented below:

                                                                                2001                             2000
                                                                                ----                             ----
                                                                      Shares          Exercise Price      Shares      Exercise Price
                                                                      ------          --------------      ------      --------------
Fixed options:
   Outstanding at beginning of year ......................           157,920           $   12.83         161,700         $   12.83
        Granted ..........................................                 -                   -               -                 -
        Exercised ........................................                 -                   -               -                 -
        Forfeited ........................................            (3,255)              12.83          (3,780)            12.83
                                                                     -------

   Outstanding at end of year ............................           154,665           $   12.83         157,920             12.83
                                                                     =======                             =======

   Options exercisable at year end .......................           154,665           $   12.83         157,920         $   12.83

A summary of the status of the Corporation's 1997 stock option plan, as amended in 2001, is presented below:


                                                                                      2001                            2000
                                                                                      ----                            ----
                                                                                                Exercise                    Exercise
                                                                             Shares               Price         Shares        Price
                                                                             ------               -----         ------        -----
Fixed options:
   Outstanding at beginning of year............................                    -                      -          -            -
        Granted ...............................................              191,400              $   11.00          -            -
        Exercised .............................................                    -                      -          -            -
        Forfeited .............................................               (1,500)                     -          -            -
                                                                             -------                            ------
   Outstanding at end of year .................................              189,900              $   11.00          -            -
                                                                             =======                            ======

   Options exercisable at year end ............................                    -              $       -          -            -

   Weighted average fair value
   of options granted during year .............................                    -              $    3.04



Information pertaining to options outstanding at December 31, 2001 is as follows:

                                           Options Outstanding                             Options Exercisable
                                           -------------------                             -------------------
                                                  Weighted
                                                  Average           Weighted                             Weighted
       Range of                                  Remaining           Average                              Average
       Exercise                 Number          Contractual         Exercise            Number           Exercise
        Prices               Outstanding            Life             Price            Exercisable          Price
        ------               -----------            ----             -----            -----------          -----

       $7.60-$12.83             399,165               7.8             $11.24            209,265           $11.47



The fair value of the option  grant is  estimated on the date of grant using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions:

                                                      Year Ended December 2001
                                                      ------------------------
Dividend yield ......................................         2.15%
Expected life .......................................       10 years
Expected volatility .................................           18%
Risk free interest rate .............................        5.032%

The Corporation applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS No. 123, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                                                Year Ended December 31
                                                                                                ----------------------
                                                                                      2001               2000                1999
                                                                                      ----               ----                ----
                                                                                        (In thousands, except per share data)

Net income - as reported ...........................................              $   3,908              $  -              $   2,182
Net income - pro forma .............................................                  3,326                 -                  1,678

Basic earnings per share - as reported .............................                   1.21                 -                    .68
Basic earnings per share - pro forma ...............................                   1.02                 -                    .53

Diluted earnings per share - as reported ...........................                   1.20                 -                    .68
Diluted earnings per share - pro forma .............................                   1.02                 -                    .52

No options were granted in 2000.

NOTE 12 - INCOME TAXES:

The Corporation files consolidated federal income tax returns on a calendar-year basis.

The 2001, 2000, and 1999 provision for income taxes consists of the following (in thousands of dollars):


                                             2001          2000             1999
                                             ----          ----             ----
Current tax provision:
   Federal ........................       $ 2,177        $ 1,801        $ 1,065
   South Carolina .................           119            154             85
Deferred tax benefit ..............          (140)          (148)          (101)
                                          -------        -------        -------

          Total ...................         2,156          1,807          1,049
                                          =======        =======        =======

The provision for income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense as indicated in the following summary (in thousands of dollars):

                                                                                     2001                2000                 1999
                                                                                     ----                ----                 ----
Income tax at statutory rate on income
   before income taxes ..............................................             $ 2,062              $ 1,684              $ 1,099
Increase (decrease) resulting from:
   Exercise of certain stock options ................................                   -                    -                  (89)
   South Carolina bank tax, net of federal
      tax benefit ...................................................                 164                  147                   96
   Tax exempt interest ..............................................                 (16)                 (17)                 (19)
   Amortization of organization costs ...............................                 (16)                 (24)                 (24)
   Other ............................................................                 (38)                  17                  (14)
                                                                                  -------              -------              -------
          Provision for income taxes ................................               2,156                1,807                1,049
                                                                                  =======              =======              =======

Temporary differences, which give rise to deferred tax assets and liabilities at December 31, 2001 and 2000, are as follows (in thousands of dollars):

                                                                2001        2000
                                                                ----        ----
Deferred tax assets:
  Allowance for loan losses ..............................      $908      $ 778
  Net unrealized losses on securities
     available for sale ..................................         4         69
  Preopening costs .......................................        20         39
  State tax net operating loss carry forward .............        43         58
  Other ..................................................         -          -
                                                                ----       ----
          Total deferred tax assets ......................       975        944
                                                                ----       ----

Deferred tax liabilities:
  Depreciation ...........................................       105        120
  Accretion ..............................................         -          4
                                                                ----       ----

          Total deferred tax liabilities .................       105        124
                                                                ----       ----

          Net deferred tax asset before valuation
               allowance .................................       870        820

          Less, valuation allowance ......................         -        (25)
                                                                ----       ----

          Net deferred tax asset .........................       870        795
                                                                ====       ====

At December 31, 2001, the Corporation and FNB had net operating loss (NOL) carryforwards for state income tax purposes of approximately $899,000 available to offset future state taxable income. The NOL carryforwards expire in the years 2007 through 2016. Beginning with the current year the Corporation has filed a consolidated state income tax return with CRM, thus allowing the Corporation to reverse the valuation allowance of its' separate state NOL carryfoward. For the prior year the valuation allowance represented management's estimate of the state NOL carryforwards that would not have been realized based on then available information. Each of the Corporation's banking subsidiaries files a separate state bank income tax return.

NOTE 13 - EMPLOYEE BENEFIT PLANS:

The Corporation provides a defined contribution plan with an Internal Revenue Code Section 401(k) provision. All employees who have completed 500 hours of service during a six-month period and have attained age 21 may participate in the plan.

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

The Corporation's contributions for 401K related profit sharing for the years ended December 31, 2001, 2000, and 1999 totaled approximately $146,000, $119,000, and $122,000, respectively. Beginning in 2001 the senior officers of the Company are no longer included in this profit sharing program.

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

At December 31, 2001 and 2000, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                             Contract Amount
                                                             ---------------
                                                            2001           2000
                                                            ----           ----
                                                         (Dollars in thousands)

Commitments to grant loans .......................        $11,596        $12,822
Unfunded commitments under lines of
    credit .......................................         18,342         12,115
Standby letters of credit ........................          2,877          3,426

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

To reduce credit risk related to the use of credit-related financial instruments, the Bank might deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on the Banks' credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant and equipment and real estate.

NOTE 15 - EARNINGS PER COMMON SHARE:

Basic earnings per common share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued. Potential common shares that may be issued by the Corporation relate solely to outstanding stock options, and are determined using the treasury stock method.

Earnings per common share have been computed based on the following:

                                                                                                Years Ended December 31,
                                                                                                ------------------------
                                                                                      2001                 2000                1999
                                                                                      ----                 ----                ----
                                                                                                     (Dollars in thousands)

Net income .............................................................          $    3,908          $    3,147          $    2,182
                                                                                  ==========          ==========          ==========

Average number of common shares outstanding ............................           3,217,902           3,194,129           3,189,235
Effect of dilutive options .............................................              28,576              21,403              25,888
                                                                                  ----------          ----------          ----------
Average number of common shares outstanding  used to
   calculate diluted earnings per common  share
                                                                                   3,246,478           3,215,532           3,215,123
                                                                                  ==========          ==========          ==========


NOTE 16 - OTHER COMPREHENSIVE INCOME (LOSS):

The components of other comprehensive income (loss) and related tax effects are as follows:

                                                                                                Years Ended December 31,
                                                                                                ------------------------
                                                                                       2001               2000                1999
                                                                                       ----               ----                ----
                                                                                                 (Dollars in thousands)
Unrealized holding gains (losses) on available for sale securities........              $225                $594              $(855)

Less:  Reclassification adjustment for
     gains (losses) realized in income ..................................               (31)                  -                   -
                                                                                       ----               -----               -----
Net unrealized (losses) .................................................               194                 594                (855)
Tax effect ..............................................................               (70)               (214)                308
                                                                                       ----               -----               -----

Net-of-tax amount .......................................................              $124                $380               $(547)
                                                                                       ====                ====               =====


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

The estimated fair values and related carrying or notional amounts of the Corporation's financial instruments at December 31, 2001 and 2000, are as follows (in thousands of dollars):

                                                                                        2001                          2000
                                                                                        ----                          ----
                                                                              CARRYING           FAIR       CARRYING           FAIR
                                                                               AMOUNT            VALUE       AMOUNT            VALUE
                                                                               ------            -----       ------            -----
Financial assets:
   Cash and cash equivalents ...........................................       $ 25,649       $ 25,649       $ 18,339       $ 18,339
   Interest-bearing deposits with banks ................................          2,376          2,376            594            594
   Investment securities ...............................................         43,719         43,707         53,566         53,412
   Loans held for sale .................................................         10,265         10,265            343            343
   Loans receivable ....................................................        227,075        228,915        192,653        197,811
   Accrued interest receivable .........................................          1,762          1,762          2,330          2,330

Financial liabilities:
   Deposits ............................................................       $255,433       $256,952       $218,811       $218,584
   Federal funds purchased and
      securities sold under agreements
      to repurchase ....................................................          4,171          4,175          9,352          9,352
   Federal Home Loan Bank advances .....................................         20,280         19,656         20,350         20,309
   Notes payable .......................................................          9,028          9,028              0              0
   Accrued interest payable ............................................            946            946          1,224          1,224

Off-balance-sheet credit related financial instruments:
      Commitments to extend credit .....................................         11,596         11,596         12,822         12,822
      Unfunded commitments under
         lines of credit ...............................................         18,342         18,342         12,115         12,115
      Standby letters of credit ........................................          2,877          2,877          3,426          3,426

NOTE 19 - CONTINGENCIES:

CLAIMS AND LAWSUITS:

The Corporation is subject at times to claims and lawsuits arising out of the normal course of business. As of December 31, 2001, no claims or lawsuits were pending which, in the opinion of management, would have a material effect on the Corporation's consolidated financial statements.


NOTE 20 - REGULATORY MATTERS:

The Banks, as national banks, are subject to the dividend restrictions set forth by the Comptroller of the Currency. Under such restrictions, the Banks may not, without the prior approval of the Comptroller of the Currency, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. The dividends, at December 31, 2001, that the Banks could declare, without the approval of the Comptroller of the Currency, amounted to approximately $5,936,000. In addition, dividends paid by the Banks to the Corporation would be prohibited if the effect thereof would cause the Banks' capital to be reduced below applicable minimum capital requirements.

Under Federal Reserve regulation, the Banks also are limited as to the amount they may lend to the Corporation unless such loans are collateralized by specified obligations. The maximum amount available for transfer from the Banks to the Corporation in the form of loans or advances totaled approximately $4,817,000 at December 31, 2001.

Also under Federal Reserve regulation, the Banks are limited as to the amount they may loan any non-depository affiliate, such as CRM. Such loans are subject to the requirements of section 23A of the Federal Reserve Act and in general are limited to not more than 10% of capital and must have at least 120% collateral to loan amount.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Corporation and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2001, for ONB, for SNB and for FNB, the most recent notifications from the Office of the Comptroller of the Currency categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since the notifications that management believes have changed the Banks' categories. The Corporation's and the Banks' actual capital amounts and ratios are also presented in the following table (in thousands of dollars).

                                                                                                                 MINIMUM REQUIRED
                                                                                                              TO BE WELL CAPITALIZED
                                                                   MINIMUM REQUIRED                                UNDER PROMPT
                                                                     FOR CAPITAL                                    CORRECTIVE
                                                                       ACTUAL            ADEQUACY PURPOSES      ACTION PROVISIONS
                                                                       ------            -----------------      -----------------
                                                              AMOUNT          RATIO      AMOUNT      RATIO      AMOUNT        RATIO
                                                              ------          -----      ------      -----      ------        -----

At December 31, 2001:

Tier I Capital to Average Assets
      Consolidated ....................................       $26,633         7.9%     $13,498        4.0%     $16,872         5.0%
      ONB .............................................        13,270         7.9%       6,760        4.0%       8,450         5.0%
      SNB .............................................         6,736         7.6%       3,550        4.0%       4,438         5.0%
      FNB .............................................         4,087         8.8%       1,854        4.0%       2,317         5.0%

Tier I Capital to Risk Weighted Assets
      Consolidated ....................................       $26,633        11.4%       9,383        4.0%      14,074         6.0%
      ONB .............................................        13,270        11.6%       4,568        4.0%       6,852         6.0%
      SNB .............................................         6,736         8.9%       3,023        4.0%       4,534         6.0%
      FNB .............................................         4,087        10.4%       1,573        4.0%       2,359         6.0%

Total Capital to Risk Weighted Assets
      Consolidated ....................................        29,368        12.5%      18,766        8.0%      23,457        10.0%
      ONB .............................................        14,698        12.9%       9,136        8.0%      11,420        10.0%
      SNB .............................................         7,638        10.1%       6,045        8.0%       7,556        10.0%
      FNB .............................................         4,492        11.4%       3,145        8.0%       3,932        10.0%

At December 31, 2000:

Tier I Capital to Average Assets
      Consolidated ....................................       $21,709         8.2%     $10,672        4.0%     $13,340         5.0%
      ONB .............................................        11,883         7.7%       6,173        4.0%       7,716         5.0%
      SNB .............................................         5,893         8.1%       2,910        4.0%       3,638         5.0%
      FNB .............................................         3,933         9.9%       1,589        4.0%       1,986         5.0%

Tier I Capital to Risk Weighted Assets
      Consolidated ....................................        21,709        11.1%       7,776        4.0%      11,663         6.0%
      ONB .............................................        11,833        11.9%       3,978        4.0%       5,966         6.0%
      SNB .............................................         5,893         9.7%       2,430        4.0%       3,645         6.0%
      FNB .............................................         3,933        11.5%       1,368        4.0%       2,052         6.0%

Total Capital to Risk Weighted Assets
      Consolidated ....................................        24,000        12.3%      15,560        8.0%      19,449        10.0%
      ONB .............................................        13,132        13.2%       7,959        8.0%       9,949        10.0%
      SNB .............................................         6,628        10.9%       4,865        8.0%       6,081        10.0%
      FNB .............................................         4,240        12.4%       2,736        8.0%       3,419        10.0%

NOTE 21 - CONDENSED FINANCIAL STATEMENTS:

Presented below are the condensed financial statements for Community Bankshares, Inc. (Parent Company only) (in thousands of dollars):

COMMUNITY BANKSHARES, INC. (PARENT COMPANY ONLY)

                                                                                                                 December 31,
                                                                                                                 ------------
                                                                                                          2001                 2000
                                                                                                          ----                 ----
Balance Sheets:
Assets:
     Cash ..............................................................................               $ 1,399               $ 1,194
     Investment in subsidiaries ........................................................                24,598                21,578
     Securities available for sale, at fair value ......................................                    50                    50
     Premises and equipment (net of accumulated ........................................                   403                   235
         depreciation of $620 in 2001 and $520 in 2000)
     Goodwill ..........................................................................                   921                     -
     Other assets ......................................................................                   294                   138
                                                                                                       -------               -------
Total assets ...........................................................................               $27,665               $23,195
                                                                                                       =======               =======
Liabilities and shareholders' equity:
     Other liabilities .................................................................               $   118               $    56
     Shareholders' equity ..............................................................                27,547                23,139
                                                                                                       -------               -------
Total liabilities and shareholders' equity .............................................               $27,665               $23,195
                                                                                                       =======               =======



                                                                                            2001              2000              1999
                                                                                            ----              ----              ----
Statements of Income:
   Income:
      Management fees assessed subsidiaries ......................................          $1,440          $ 1,352           $1,176
      Dividends from subsidiaries ................................................           1,460            1,027              872
      Interest ...................................................................              79               67               61
                                                                                            ------          -------           ------
                  Total ..........................................................           2,979            2,446            2,109
                                                                                            ------          -------           ------
   Expenses:
      Salaries and employee benefits .............................................             976              842              796
      Premises and equipment .....................................................             278              272              260
      Supplies ...................................................................              69               61               59
      Director fees ..............................................................              22               22               22
      Other general expenses .....................................................             314              276              281
                                                                                            ------          -------           ------
                  Total ..........................................................           1,659            1,473            1,418
                                                                                            ------          -------           ------
Income before income tax  (provision)  benefit and equity in .....................           1,320              973              691
     undistributed earnings of subsidiaries
Applicable income tax (provision) benefit ........................................              53              (28)              60
Equity in undistributed earnings of subsidiaries .................................           2,535            2,202            1,431
                                                                                            ======          =======           ======
Net income .......................................................................          $3,908          $ 3,147           $2,182
                                                                                            ======          =======           ======

                                                                                          2001             2000                1999
                                                                                          ----             ----                ----
Statements of Cash Flows:
Cash flows from operating activities:
     Net income ..............................................................          $ 3,908           $ 3,147           $ 2,182
Adjustments to reconcile net income to net cash provided by
operating activities
     Depreciation and amortization ...........................................              103               107               107
     Decrease (increase) in other assets .....................................             (156)               28               (38)
     Increase (decrease) in other liabilities ................................               62                 6               (90)
     Equity in undistributed earnings of subsidiaries ........................           (2,535)           (2,202)           (1,431)
                                                                                        -------           -------           -------

         Net cash provided by operating activities ...........................            1,382             1,086               730
                                                                                        -------           -------           -------

Cash flows from investing activities:
     Investment in SNB .......................................................                -              (250)             (500)
     Costs associated with acquisition of CRM ................................              (43)                -                 -
     Purchase of premises and equipment ......................................             (269)              (50)              (70)
                                                                                        -------           -------           -------

         Net cash used by investing activities ...............................             (312)             (300)             (570)
                                                                                        -------           -------           -------

Cash flows from financing activities:
     Repurchase of stock .....................................................                -                 -              (630)
     Common stock issued - stock options .....................................               39                22               189
     Stock issuance cost .....................................................                -               (10)                -
     Cash dividends paid .....................................................             (904)             (645)             (608)
                                                                                        -------           -------           -------
         Net cash used by financing activities ...............................             (865)             (633)           (1,049)
                                                                                        -------           -------           -------

Net increase (decrease) in cash ..............................................              205               153              (889)

Cash at beginning of year ....................................................            1,194             1,041             1,930
                                                                                        -------           -------           -------

Cash at end of year ..........................................................          $ 1,399           $ 1,194           $ 1,041
                                                                                        =======           =======           =======

Supplemental disclosures of cash flow information:
     Cash payments for income taxes ..........................................          $ 2,043           $ 1,780           $ 1,214
                                                                                        =======           =======           =======

Supplemental schedule of non-cash investing activities:
     Transfer from retained earnings to common stock
         outstanding for the market value of the 5% stock
         dividend ............................................................          $     -           $ 1,709           $     -
                                                                                        =======           =======           =======
     Fair value of shares issued for purchase of Community
         Resource Mortgage Inc. ..............................................          $ 1,241           $     -           $     -
                                                                                        =======           =======           =======

NOTE 21 - ACQUISITION

Resource Mortgage Inc. On November 1, 2001 the Corporation acquired 100% of the common stock of Resource Mortgage Inc., which was renamed Community Resource Mortgage, Inc. (CRM). The results of CRM's operations have been included in the consolidated financial statements since that date. CRM is a mortgage company with offices located in Columbia, Anderson and Sumter, South Carolina. As a result of the acquisition the Corporation expects to be able to provide a greater variety of one to four family mortgage products than it was previously able to provide.

The aggregate purchase price was $1.2 million, which was comprised of 95,454 shares of CBI common stock. One-third of the shares were issued at the consummation of the transaction. The remainder are being held in escrow pending the attainment of certain financial goals. The value of the 95,454 shares was determined based on the average market price of the Corporation's common stock for the two day period before and after the announcement of the acquisition. Based on the operating results for the year ended December 31, 2001 in March 2002, 47,727 additional shares were distributed to the former shareholders of Resource Mortgage, Inc.

The following table summarizes the estimated fair market value of the assets acquired and liabilities assumed at the date of the acquisition.

At November 1, 2001
(thousands of dollars)
Current assets ............................................            $    582

Property, plant and equipment .............................                  69
Mortgages receivable ......................................              10,395

Other assets ..............................................                  46
Goodwill ..................................................                 879
                                                                       --------
Total assets acquired .....................................              11,971
Liabilities acquired ......................................             (10,730)
                                                                       --------
     Net assets acquired ..................................            $  1,241
                                                                       ========

Subsequent to the acquisition date CBI recognized an additional $42,000 in costs directly associated with the purchase of CRM. Accordingly, the balance in goodwill at December 31, 2001 is $921,000.

Ridgeway Bancshares Inc. (proposed)
On November 21, 2001 the Corporation entered into an agreement to acquire 100% of the common stock of Ridgeway Bancshares Inc., the parent company of the Bank of Ridgeway. The Corporation agreed to issue 1,000,000 shares of common stock and pay $4,000,000 cash, in exchange for 100% of the common stock of Ridgeway Bancshares. Shareholder and regulatory approval must be obtained for the acquisition. The Corporation anticipates completion of the transaction on July 1, 2002.

At year end 2001 Ridgeway Bancshares Inc. had approximately $79 million in total assets, with equity of $8.7 million and earned net income of $1 million.

NOTE 22 - GOODWILL

At December 31, 2001 the Corporation had total goodwill of $921,000 associated entirely with the current year acquisition of Community Resource Mortgage Inc.

NOTE 23 - QUARTERLY DATA (UNAUDITED):

                                                                            Years ended December 31,
                                                                            ------------------------
                                                                 2001                                       2000
                                                                 ----                                       ----
                                                Fourth      Third     Second   First       Fourth     Third      Second      First
                                                quarter     quarter   quarter  quarter     quarter    quarter    quarter    quarter
                                                -------     -------   -------  -------     -------    -------    -------    -------

 Interest & dividend income ................   $ 5,001    $ 5,261    $ 5,389    $ 5,550    $ 5,557    $ 5,273    $ 4,888    $ 4,583
 Interest expense ..........................    (2,187)    (2,491)    (2,737)    (2,846)    (2,856)    (2,625)    (2,329)    (2,165)
                                               -------    -------    -------    -------    -------    -------    -------    -------

 Net interest income .......................     2,814      2,770      2,652      2,704      2,701      2,648      2,559      2,418
 Provision for loan losses .................      (193)      (180)      (135)      (142)      (198)      (152)      (158)      (180)
                                               -------    -------    -------    -------    -------    -------    -------    -------

 Net interest income after
     provision for loan losses .............     2,621      2,590      2,517      2,562      2,503      2,496      2,401      2,238
 Noninterest income ........................     1,597        744        692        551        519        464        448        437
 Noninterest expense .......................    (2,488)    (1,833)    (1,777)    (1,712)    (1,700)    (1,625)    (1,627)    (1,600)
                                               -------    -------    -------    -------    -------    -------    -------    -------

 Income before income taxes ................     1,730      1,501      1,432      1,401      1,322      1,335      1,222      1,075
 Provision for income taxes ................      (615)      (539)      (502)      (500)      (517)      (470)      (439)      (381)
                                               -------    -------    -------    -------    -------    -------    -------    -------

 Net income ................................   $ 1,115    $   962    $   930    $   901    $   805    $   865    $   783    $   694
                                               =======    =======    =======    =======    =======    =======    =======    =======

Earnings per share
    Basic ..................................   $  0.34    $  0.30    $  0.29    $  0.28    $  0.25    $  0.27    $  0.25    $  0.22
    Diluted ................................   $  0.33    $  0.30    $  0.29    $  0.28    $  0.24    $  0.27    $  0.25    $  0.22






    THESE NOTES ARE AN INTEGRAL PART OF THE ACCOMPANYING FINANCIAL STATEMENTS

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no disagreements with or changes in accountants.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information set forth under the caption "Management - Directors" and "Management - Executive Officers" and under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in conjunction with the 2002 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

Item 11.  Executive Compensation

         With the exception of the information set forth under the captions "Board Report on Executive Officer Compensation" and "Shareholder Performance Graph", which is not incorporated herein by reference, the information set forth under the caption "Management Compensation" in the Proxy Statement is incorporated herein by reference.

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

Item 14. Exhibits and Reports on Form 8-K

(a)      (1) All financial statements:

Consolidated Balance Sheets, December 31, 2001 and 2000
Consolidated Statements of Income, Years Ended December 31, 2001, 2000 and
     1999
Consolidated Statements of Changes in Shareholders' Equity, Years Ended
     December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows, Years Ended December 31, 2001, 2000
     and 1999
Notes to Consolidated Financial Statements

(2) Financial statement schedules:

Quarterly Data for 2001 and 2000

(3)
Exhibit No.            Description
(from item
601 of S-K)

         2.1            Agreement  and Plan of  Merger  between  Registrant  and
                            Ridgeway Bancshares, Inc. (incorporated by reference to exhibits filed in the Registrant's Form S-4, Commission File No. 333-819000).

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

        10.1            1997Stock  Option Plan  (incorporated  by  reference  to
                            Registrant's   Form  S-8,   filed  June  22,   2001,
                            Commission File No. 333-63598).

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

        10.4            Loan Agreement,   dated   November   1,   2001,    among
                            Registrant, Resource Mortgage, Inc. and Branch Bank and Trust Company (incorporated by reference to exhibits filed in the Registrant's Form 10-Q for the quarter end September 30, 2001).

        10.5            Guaranty,  dated  November  1, 2001,  by  Registrant  of
                            obligations of Resource Mortgage, Inc. to Branch Bank and Trust Company (incorporated by reference to exhibits filed in the Registrant's Form 10-Q for the quarter end September 30, 2001).

        10.6            Employment Agreement between Community Resource Mortgage
                            Inc. and A. Wade Douroux (incorporated by reference to exhibits filed in the Registrant's Form S-4, Commission File No. 333-819000).

        10.7            Form of Employment Agreement between the Corporation and
                            William A. Harwell (incorporated by reference to exhibits filed in the Registrant's Form S-4, Commission File No. 333-819000).

         21             Subsidiaries   of  the   registrant   (incorporated   by
                            reference to exhibits filed in the Registrant's Form S-4, Commission File No. 333-819000).

         23             Consent of J. W. Hunt and Company, LLP


(b)   Reports on Form 8-K.  None.

Signatures
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                           DATED: March 25, 2002

By:  s/E. J. Ayers, Jr.
    -------------------
Chief Executive Officer


By  s/William W. Traynham, Jr.
    --------------------------
Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

s/ Alvis J. Bynum
----------------------------------                               March 25, 2002
Alvis J. Bynum, Director


s/ Martha Rose C. Carson
----------------------------------                               March 25, 2002
Martha Rose C. Carson, Director


s/ Anna O. Dantzler
----------------------------------                               March 25, 2002
Anna O. Dantzler, Director


s/ A. Wade Douroux
----------------------------------                               March 25, 2002
A. Wade Douroux, Director


s/J. M. Guthrie
----------------------------------                               March 25, 2002
J. M. Guthrie, Director


s/Richard L. Havekost
----------------------------------                               March 25, 2002
Richard L. Havekost, Director


s/ Phil P. Leventis
----------------------------------                               March 25, 2002
Phil P. Leventis, Director


s/Jess A. Nance
----------------------------------                               March 25, 2002
Jess A. Nance, Director


s/William H. Nock
----------------------------------                               March 25, 2002
William H. Nock, Director


s/ Samuel F. Reid, Jr.
----------------------------------                               March 25, 2002
Samuel F. Reid, Jr., Director


s/ J. Otto Warren, Jr.
----------------------------------                               March 25, 2002
J. Otto Warren, Jr., Director



----------------------------------
Wm. Reynolds Williams, II, Director


s/ Michael A. Wolfe, II
----------------------------------                               March 25, 2002
Michael A. Wolfe, II, Director

                                  EXHIBIT INDEX

     Exhibit No.
from item 601 of S-K)                    Description
---------------------                    -----------

         2.1            Agreement  and Plan of  Merger  between  Registrant  and
                            Ridgeway Bancshares, Inc. (incorporated by reference to exhibits filed in the Registrant's Form S-4, Commission File No. 333-819000).

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

        10.1            1997Stock  Option Plan  (incorporated  by  reference  to
                            Registrant's   Form  S-8,   filed  June  22,   2001,
                            Commission File No. 333-63598).

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

        10.4            Loan Agreement,   dated   November   1,   2001,    among
                            Registrant, Resource Mortgage, Inc. and Branch Bank and Trust Company (incorporated by reference to exhibits filed in the Registrant's Form 10-Q for the quarter end September 30, 2001).

        10.5            Guaranty,  dated  November  1, 2001,  by  Registrant  of
                            obligations of Resource Mortgage, Inc. to Branch Bank and Trust Company (incorporated by reference to exhibits filed in the Registrant's Form 10-Q for the quarter end September 30, 2001).

        10.6            Employment Agreement between Community Resource Mortgage
                            Inc. and A. Wade Douroux (incorporated by reference to exhibits filed in the Registrant's Form S-4, Commission File No. 333-819000).

        10.7            Form of Employment Agreement between the Corporation and
                            William A. Harwell (incorporated by reference to exhibits filed in the Registrant's Form S-4, Commission File No. 333-819000).

         21             Subsidiaries   of  the   registrant   (incorporated   by
                            reference to exhibits filed in the Registrant's Form S-4, Commission File No. 333-819000).

         23             Consent of J. W. Hunt and Company, LLP