Form 10-Q
period 2002-03-31
COMMUNITY BANKSHARES INC /SC/
filed 2002-05-10
CIK 894508

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2002  Commission File number: 000-22054



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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,299,674 shares of common stock outstanding as of May 1, 2002.

--------------------------------------------------------------------------------

                             10-Q TABLE OF CONTENTS

                           Part I-Financial Statements                      Page
 Item 1    Financial Statements .........................................     3
 Item 2    Management's Discussion and Analysis of Financial
                Condition and Results of Operations .....................     9

 Item 3    Quantitative and Qualitative Disclosure About Market Risk ....    18

                            Part II-Other Information
 Item 6    Exhibits and Reports on Form 8-K .............................    19

Part I. Item 1. Financial Statements
            COMMUNITY BANKSHARES, INC. - CONSOLIDATED BALANCE SHEETS
                             $ amounts in thousands

                                                                                                     UNAUDITED
                                                                                                     March 31,          December 31,
         ASSETS                                                                                        2002                 2001
                                                                                                       ----                 ----
Cash and due from other financial institutions:
     Non-interest bearing ............................................................             $  12,213              $  14,586
     Federal funds sold ..............................................................                20,929                 11,063
                                                                                                   ---------              ---------
         Total cash and cash equivalents .............................................                33,142                 25,649
Interest bearing deposits in other banks .............................................                   988                  2,376
Investment securities:
     Securities held to maturity .....................................................                   500                    500
     Securities available for sale ...................................................                40,363                 43,207
Loans held for resale ................................................................                 8,988                 10,265

Loans ................................................................................               240,625                229,905
     Less, allowance for loan losses .................................................                (2,961)                (2,830)
                                                                                                   ---------              ---------
         Net loans ...................................................................               237,664                227,075

Premises and equipment ...............................................................                 5,352                  5,177
Accrued interest  receivable .........................................................                 1,941                  1,762
Deferred income taxes ................................................................                   958                    870
Goodwill .............................................................................                   921                    921
Other assets .........................................................................                   908                    815
                                                                                                   ---------              ---------

         Total assets ................................................................             $ 331,725              $ 318,617
                                                                                                   =========              =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Non-interest bearing ............................................................             $  35,092              $  35,882
     Interest bearing ................................................................               232,620                219,551
                                                                                                   ---------              ---------
         Total deposits ..............................................................               267,712                255,433
Federal funds purchased and securities
     sold under agreements to repurchase .............................................                 4,419                  4,171
Federal Home Loan Bank advances ......................................................                20,280                 20,280
Lines of credit payable ..............................................................                 8,670                  9,028
Other liabilities ....................................................................                 2,399                  2,158
                                                                                                   ---------              ---------
         Total liabilities ...........................................................               303,480                291,070
                                                                                                   ---------              ---------

Shareholders' equity:
     Common stock
         No par, authorized shares 12,000,000, issued and ............................                17,208                 17,208
         outstanding 3,299,674 in 2002 and 3,199,180 in 2001
     Retained earnings ...............................................................                11,207                 10,346
     Accumulated other comprehensive income (loss) ...................................                  (170)                    (7)
                                                                                                   ---------              ---------
         Total shareholders' equity ..................................................                28,245                 27,547
                                                                                                   ---------              ---------

         Total liabilities and shareholders' equity ..................................             $ 331,725              $ 318,617
                                                                                                   =========              =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

              COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS
                       OF CHANGES IN SHAREHOLDERS' EQUITY
         for the three months ended March 31, 2002 and 2001 (Unaudited)
                  (amounts in thousands, except per share data)

                                                                                                        Accumulated
                                                                                                          Other             Total
                                                                   Common        Common      Retained  Comprehensive   Shareholders'
                                                                   Shares        Stock       Earnings  Income (Loss)      Equity
                                                                   ------        -----       --------  -------------      ------

Balances at Dec. 31, 2000 .....................................   3,199,180     $ 15,928     $  7,342      $   (131)       $ 23,139
Comprehensive income:
     Net income ...............................................                                   901                           901
     Change in unrealized gain (loss) on securities
         available for sale, net of tax effect ................                                                 163             163
Dividends paid ................................................           -            -         (224)            -            (224)
                                                                  ---------     --------     --------      --------        --------
Balances at Mar. 31, 2001 .....................................   3,199,180     $ 15,928     $  8,019      $     32        $ 23,979
                                                                  =========     ========     ========      ========        ========

Balances at Dec. 31, 2001 .....................................   3,299,674     $ 17,208     $ 10,346      $     (7)       $ 27,547
Comprehensive income:
     Net income ...............................................                                 1,125                         1,125
     Change in unrealized gain (loss) on securities
         available for sale, net of reclassification
         adjustment and tax effect ............................                                                (163)           (163)
Dividends paid ................................................           -            -         (264)            -            (264)
                                                                  ---------     --------     --------      --------        --------
Balances at Mar. 31, 2002 .....................................   3,299,674     $ 17,208     $ 11,207      $   (170)       $ 28,245
                                                                  =========     ========     ========      ========        ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

         COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF INCOME

                                                                                                    Three months ended March 31,
                                                                                                      2002                  2001
          In thousands,  except per share data                                                      UNAUDITED             UNAUDITED
                                                                                                    ---------             ---------
Interest and dividend income:
     Loans, including fees .......................................................               $    4,324               $    4,591
     Deposits with other financial institutions ..................................                        6                       28
     Debt securities .............................................................                      375                      725
     Dividends ...................................................................                       31                       36
     Federal funds sold ..........................................................                       87                      170
                                                                                                 ----------               ----------
          Total interest and dividend income .....................................                    4,823                    5,550
                                                                                                 ----------               ----------

Interest expense:
     Deposits:
       Certificates of deposit of $100,000 or more ...............................                      468                      648
       Other .....................................................................                    1,152                    1,814
                                                                                                 ----------               ----------
          Total deposits .........................................................                    1,620                    2,462
     Federal funds purchased and securities
       sold under agreements to repurchase .......................................                       22                       83
     Other borrowed funds ........................................................                      364                      301
                                                                                                 ----------               ----------
          Total interest expense .................................................                    2,006                    2,846
                                                                                                 ----------               ----------
Net interest income ..............................................................                    2,817                    2,704
Provision for loan losses ........................................................                      169                      142
                                                                                                 ----------               ----------
Net interest income after provision for loan losses ..............................                    2,648                    2,562
                                                                                                 ----------               ----------

Non-interest income:
     Service charges on deposit accounts .........................................                      544                      412
     Gains on sales of securities ................................................                       42                        -
     Mortgage banking income .....................................................                      956                        -
     Other .......................................................................                      145                      139
                                                                                                 ----------               ----------
          Total non-interest income ..............................................                    1,687                      551
                                                                                                 ----------               ----------

Non-interest expense:
     Salaries and employee benefits ..............................................                    1,655                    1,040
     Premises and equipment ......................................................                      297                      235
     Other .......................................................................                      626                      437
                                                                                                 ----------               ----------
          Total non-interest expense .............................................                    2,578                    1,712
                                                                                                 ----------               ----------

Income before income taxes .......................................................                    1,757                    1,401
Income tax expense ...............................................................                      632                      500
                                                                                                 ----------               ----------
Net income .......................................................................               $    1,125               $      901
                                                                                                 ==========               ==========


Basic earnings per common share:
     Weighted average shares outstanding .........................................                3,299,674                3,199,180
     Net income per common share .................................................               $     0.34               $     0.28
Diluted earnings per common share:
     Weighted average shares outstanding .........................................                3,361,108                3,217,067
     Net income per common share .................................................               $     0.33               $     0.28

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

       COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                       Three months ended March 31,
        $ amounts in thousands                                                                           2002               2001
                                                                                                       UNAUDITED         UNAUDITED
                                                                                                       ---------         ---------
Cash flows from operating activities:
Net income ...............................................................................            $  1,125             $    901
Adjustments to reconcile net income
  to net cash provided (used) by operating activities
        Depreciation and amortization ....................................................                 169                  109
        Provision for loan losses ........................................................                 169                  142
        Accretion of discounts and amortization of premiums -
          investment securities - net ....................................................                  (1)                  (8)
        Net realized (gains) on sale of securities .......................................                 (42)                   -
        Proceeds from sale of real estate loans held for sale ............................              45,029                2,164
        Origination of real estate loans held for sale ...................................             (43,752)              (2,436)

Changes in operating assets and liabilities:
        (Increase) decrease in interest receivable .......................................                (179)                  37
        (Increase) decrease in other assets ..............................................                (181)                 104
        Increase in other liabilities ....................................................                 241                  469
                                                                                                      --------             --------
           Net cash provided by operating activities .....................................               2,578                1,482
                                                                                                      --------             --------

Cash flows from investing activities:
        Net increase (decrease) in interest bearing deposits
             with other banks ............................................................               1,388               (7,849)
        Proceeds from maturities of held to maturity securities ..........................                   -                3,999
        Purchases of available for sale securities .......................................             (15,577)             (17,544)
        Proceeds from maturities of available for sale securities ........................              18,259               28,105
        Proceeds from sales of available for sale securities .............................                  42                    -
        Net (increase) in loans to customers .............................................             (10,758)              (6,577)
        Purchase of premises and equipment ...............................................                (344)                 (92)
                                                                                                      --------             --------
           Net cash provided by (used in) investing activities ...........................              (6,990)                  42
                                                                                                      --------             --------

Cash flows from financing activities:
        Net increase in demand, savings, & time deposits .................................              12,279                9,411
        Net decrease (increase) in federal funds purchased and
             securities sold under agreement to repurchase  ..............................                 248               (4,100)
        (Decrease) in Other Borrowings ...................................................                (358)                   -
        Dividend payments ................................................................                (264)                (224)
                                                                                                      --------             --------
           Net cash provided by financing activities .....................................              11,905                5,087
                                                                                                      --------             --------

Net increase in cash and cash equivalents ................................................               7,493                6,611
Cash and cash equivalents - beginning of period ..........................................              25,649               18,339
                                                                                                      --------             --------
Cash and cash equivalents - end of period ................................................            $ 33,142             $ 24,950
                                                                                                      ========             ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

Summary of Significant Accounting Principles

         A summary of significant accounting policies and the audited financial statements for 2001 are included in Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Principles of Consolidation

         The consolidated financial statements include the accounts of Community Bankshares, Inc. (CBI), the parent company, and Orangeburg National Bank, Sumter National Bank, Florence National Bank and Community Resource Mortgage Inc., its wholly owned subsidiaries. All significant intercompany items have been eliminated in the consolidated statements.

Management Opinion

         The interim financial statements in this report are unaudited. In the opinion of management, all the adjustments necessary to present a fair statement of the results for the interim period have been made. Such adjustments are of a normal and recurring nature.

         The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 2001 Annual Report on Form 10-K.

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

                                                    Three months ended March 31,
                                                       2002              2001
                                                       ----              ----
                                                       (Dollars in thousands)
Unrealized holding gains (losses)
 on available for sale  securities ................    $(293)           $ 251
Less: Reclassification adjustment
 for gains (losses)  realized in income ...........       42                -
                                                       -----            -----
Net unrealized gains (losses) .....................     (251)             251
Tax effect ........................................       88              (88)
                                                       -----            -----

Net-of-tax amount .................................    $(163)           $ 163
                                                       =====            =====

     COMMUNITY BANKSHARES, INC. - AVERAGE BALANCE SHEETS, YIELDS, AND RATES ($ in thousands)

Quarter ended March 31,                                                         2002                                2001
                                                                              Interest                            Interest
                                                                Average       Income/    Yields/      Average     Income/    Yields/
                 Assets                                         Balance       Expense     Rates       Balance     Expense     Rates
                                                                --------      --------    ------      -------     --------    -----
Interest bearing deposits ..................................    $  1,735        $    6     1.38%     $  1,830       $   28     6.12%
Investment securities taxable ..............................      36,688           403     4.39%       46,655          754     6.46%
Investment securities--tax exempt ..........................         341             3     5.33%          793            7     5.35%
Federal funds sold .........................................      20,935            87     1.66%       12,117          170     5.61%
Loans receivable ...........................................     243,987         4,324     7.09%      199,047        4,591     9.23%
                                                                --------        ------               --------       ------
     Total interest earning assets .........................     303,686         4,823     6.35%      260,442        5,550     8.52%
Cash and due from banks ....................................      12,326                                9,269
Allowance for loan losses ..................................      (2,960)                              (2,487)
Premises and equipment .....................................       5,541                                4,411
Goodwill ...................................................         921                                    -
Other assets ...............................................       3,130                                3,283
                                                                --------                             --------

     Total assets ..........................................    $322,644                             $274,918
                                                                ========                             ========

  Liabilities and Shareholders' Equity
Interest bearing deposits
Savings ....................................................    $ 44,327        $  189     1.71%     $ 35,684       $  350     3.92%
Interest bearing transaction accounts ......................      41,530            83     0.80%       21,267           68     1.28%
Time deposits ..............................................     140,419         1,348     3.84%      135,324        2,044     6.04%
                                                                --------        ------               --------       ------
     Total interest bearing deposits .......................     226,276         1,620     2.86%      192,275        2,462     5.12%
Short term borrowing .......................................       4,463            22     1.97%        7,304           83     4.55%
Other borrowings ...........................................      28,081           364     5.19%       20,350          301     5.92%
                                                                --------        ------               --------       ------
     Total interest bearing liabilities ....................     258,820         2,006     3.10%      219,929        2,846     5.18%
Noninterest bearing demand deposits ........................      33,569                               29,582
Other liabilities ..........................................       2,028                                1,717
Shareholders' equity .......................................      28,227                               23,690
                                                                --------                             --------

     Total liabilities and equity ..........................    $322,644                             $274,918
                                                                ========                             ========

Interest rate spread .......................................                               3.25%                               3.34%

Net interest income and net yield on earning assets ........                    $2,817     3.71%                    $2,704     4.15%
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

RESULTS OF OPERATIONS: QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001

Net Income

         For the first quarter of 2002 CBI earned a consolidated profit of $1,125,000 compared to $901,000 for the first quarter of 2001, an increase of 24.9% or $224,000. Basic and diluted earnings per share were $.34 and $.33, respectively, for the 2002 period compared to $.28 for both in the 2001 period.

         For the first quarter of 2002 Orangeburg National Bank reported a profit of $670,000 compared to $609,000 for the first quarter of 2001, an increase of 10% or $61,000.

         For the first quarter of 2002 Sumter National Bank reported a profit of $321,000 compared to $250,000 for the first quarter of 2001, an increase of 28.4% or $71,000. The Sumter bank opened its first branch in February 2002.

         For the first quarter of 2002 Florence National Bank reported a profit of $53,000 compared to $47,000 for the first quarter of 2001, an improvement of 12.8% or $6,000. The Florence bank began operation in July 1998.

         For the first quarter of 2002 Community Resource Mortgage Inc. reported a profit of $107,000. It was acquired by Community Bankshares in November 2001.

         As noted above, consolidated net income for the quarter ended March 31, 2002, increased from the prior year by 24.9% or $224,000. The major components of this increase are discussed below. Net interest income before provision for loan losses for the three months ended March 31, 2002 increased to $2,817,000 compared to $2,704,000 for the same period in 2001, an increase of 4.2% or $113,000. For the same period, the provision for loan losses was $169,000 compared to $142,000 for the 2001 period, an increase of 19% or $27,000. Non-interest income for the 2002 period increased to $1,687,000 from $551,000 for the 2001 period, a 206% or $1,136,000 increase. Non-interest expense increased to $2,578,000 from $1,712,000, a 50.6% or $866,000 increase. The addition of the mortgage company in November, 2001, is responsible for most of the increase in noninterest income and noninterest expense.

Profitability

         One of the best ways to review earnings is through the ROA (return on average assets) and the ROE (return on average equity). Return on assets is the income for the period divided by the average assets for the period, annualized. Return on equity is the income for the period divided by the average equity for the period, annualized. Based on operating results for the quarters ended March 31, 2002 and 2001, the following table is presented.

Quarter ended March 31,               2002               2001
                                      ----               ----

Average assets ................     $322,644          $274,918
ROA ...........................        1.39%             1.31%
Average equity ................      $28,227           $23,690
ROE ...........................       15.94%            15.21%
Net income ....................       $1,125              $901


Net interest income

         Net interest income, the major component of CBI's income, is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. During the first quarter of 2002, net interest income after provision for loan losses increased to $2,648,000 from $2,562,000, a 3.4% or $86,000 increase over the first quarter of 2001. Net interest income after the provision for loan losses was almost unchanged between the periods. Average earning assets increased to $304 million in the first quarter of 2002 from $260 million in the first quarter of 2001, but the average yield on these earning assets decreased to 6.35% for the 2002 period from 8.52% for the 2001 period. The changes occurred in a declining interest rate environment, during which the average CBI prime rate fell to 4.75% for the first quarter of 2002 as compared to 8.50% for the same period in 2001.

         For the first quarter of 2002 the cost of funds averaged 3.10% compared to 5.18% for the first quarter of 2001. The decrease in the cost of the funds did not offset the decreased yield on earning assets. The effect of these changes was a net interest spread (yield on earning assets less cost of interest bearing liabilities) of 3.25% for the first quarter of 2002 compared to 3.35% during the first quarter of 2001. CBI's net interest margin (net interest income divided by total earning assets) was 3.71% for the first quarter of 2002 compared to 4.15% for the first quarter of 2001.

Interest Income

         Elsewhere in this report is a table comparing the average balances, yields, and rates for the interest rate sensitive segments of CBI's balance sheets for the quarters ended March 31, 2002 and 2001. A discussion of that table follows.

         Total interest income for the first quarter 2002 was $4,823,000 compared with $5,550,000 for the same quarter in 2001, a 13.1% or $727,000 decrease. The yield on earning assets for the 2002 quarter was 6.35%, decreased from 8.52% for the 2001 quarter. Total average interest earning assets for the 2002 quarter were $303,686,000 compared to $260,442,000 for the 2001 quarter, an increase of 16.6% or $43,244,000.

         The loan portfolio earned $4,324,000 for the first quarter 2002 compared with $4,591,000 for the same quarter of 2001, a 5.8% or $267,000 decrease. The yield on loans for the 2002 quarter was 7.09%, decreased from 9.23% for the 2001 quarter. The average size of the loan portfolio for the 2002 quarter was $243,987,000 compared to $199,047,000 for the 2001 quarter, an increase of 22.6% or $44,940,000.

         The taxable investment portfolio earned $403,000 for the first quarter in 2002 compared with $754,000 for the 2001 quarter, a 46.6% or $351,000 decrease. The yield was 4.39% for the 2002 quarter, decreased from 6.46% for the 2001 quarter. The average size of the portfolio for the 2002 quarter was $36,688,000 compared to $46,655,000 for the 2001 quarter, a decrease of 21.4 % or $9,967,000.

         The tax-exempt investment portfolio earned $3,000 for the first quarter in 2002 compared with $7,000 for the 2001 quarter, a 57.1% or $4,000 decrease. The taxable equivalent yield on the portfolio was 5.33%, decreased from 5.35%. The average size of the portfolio was $341,000 for the 2002 quarter compared to $793,000 in the 2001 quarter, a decrease of 57% or $452,000.

         Interest bearing deposits in other banks earned $6,000 for the first quarter in 2002 compared to $28,000 for the 2001 quarter, a decrease of 78.6% or $22,000. The yield on these deposits was 1.38% for the 2002 quarter, decreased from 6.12% for the 2001 quarter. CBI averaged $1,735,000 in interest bearing balances in the first quarter 2002 compared to $1,830,000 the 2001 quarter, a decrease of 5.2% or $95,000.

         Federal funds sold earned $87,000 the first quarter of 2002 compared to $170,000 for the 2001 quarter, a decrease of 48.8% or $83,000. The yield was 1.66% for the 2002 quarter, decreased from 5.61% for the 2001 quarter. CBI's average volume in federal funds sold was $20,935,000 for the 2002 quarter compared to $12,117,000 for the 2001 quarter, a 72.8% or $8,818,000 increase.

Interest Expense

         Interest expense decreased to $2,006,000 for the first quarter of 2002 from $2,846,000 for the 2001 quarter, a 29.5% or $840,000 decrease. For the same periods, the volume of interest bearing liabilities was $258,820,000 compared to $219,929,000, a 17.7% or $38,891,000 increase. The average rate paid for interest-bearing liabilities was 3.10% for the 2002 quarter, down from 5.18% for the 2001 quarter.

         Savings accounts cost $189,000 in the first quarter in 2002 compared to $350,000 in the first quarter of 2001, a 46% or $161,000 decrease. For the same periods, average savings deposit balances were $44,327,000 compared to $35,684,000, an increase of 24.2% or $8,643,000. The average rate paid on these funds decreased to 1.71% from 3.92%.

         Interest bearing transaction accounts cost $83,000 for the first quarter in 2002 compared to $68,000 for the first quarter of 2001, a 22.1% or $15,000 increase. The volume of these deposits was $41,530,000 for the first quarter in 2002 compared to $21,267,000 for the first quarter of 2001, a 95.3% or $20,263,000 increase. The majority of this increase was associated with an increase in public deposits, which will probably be short lived. The average rate paid on these funds decreased to .80% from 1.28%.

         Time deposits cost $1,348,000 for the first quarter of 2002 compared to $2,044,000 for the first quarter of 2001, a decrease of 34.1% or $696,000. The volume was $140,419,000 for the first quarter in 2002 compared to $135,324,000 for the first quarter of 2001, a 3.8% or $5,095,000 increase. The average rate paid on these funds decreased to 3.84% from 6.04%.

         Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. This is a relatively small and volatile part of the balance sheet. It cost $22,000 for the first quarter in 2002 compared to $83,000 for the first quarter of 2001, a 73.5% or $61,000 decrease. The volume of these funds was $4,463,000 in the first quarter 2002 compared to $7,304,000 in the first quarter of 2001, a decrease of 38.9% or $2,841,000. The average rate paid on these funds decreased to 1.97% from 4.55%.

         Other borrowings include lines of credit payable and advances from the Federal Home Loan Bank of Atlanta. They cost $364,000 for the first quarter in 2002 compared to $301,000 for the first quarter in 2001, an increase of 20.9% or $63,000. The borrowings averaged $28,081,000 during the 2002 quarter compared to $20,350,000 for the prior year quarter, a 38% or $7,731,000 increase. The major reason for the increase in volume was the addition of lines of credit for Community Resource Mortgage, which was acquired in November, 2001. The average rate paid on these funds decreased to 5.19% from 5.92%.


Non-Interest Income

         Non-interest income for the first quarter 2002 grew to $1,687,000 from $551,000 in the first quarter of 2001, a 206% or $1,136,000 increase. The vast majority of this increase was due to mortgage banking income of $956,000 earned during the first quarter, virtually all of which was generated by Community Resource Mortgage, Inc.

Non-Interest Expense

         For the first quarter of 2002 non-interest expenses increased to $2,578,000 from $1,712,000 for the first quarter of 2001, a 50.6% or $866,000 increase. Approximately three quarters of this increase was associated with the operation of Community Resource Mortgage.

         For the 2002 period, personnel costs were $1,655,000 compared to $1,040,000 for the 2001 period, an increase of 59.1% or $615,000.

         For the 2002 period, premises and equipment expense were $297,000 compared to $235,000 for the 2001 period, an increase of 26.4% or $62,000.

         For the 2002 period, other costs were $626,000 compared to $437,000 for the 2001 period, an increase of 43.2% or $189,000.

Income Taxes

         CBI provided $632,000 for federal and state income taxes during the first quarter of 2002 compared to $500,000 for the same period in 2001, a 26.4% or $132,000 increase. The average tax rate for the 2002 period was 36% and for the 2001 period it was 35.7%.


CHANGES IN FINANCIAL POSITION

Investment portfolio

         The investment portfolio is comprised of held to maturity securities and available for sale securities. CBI and its three banks usually purchase short-term issues (ten years or less) of U. S Treasury and U. S. Government agency securities for investment purposes. At March 31, 2002 the held to maturity portfolio totaled $500,000, unchanged from December 31, 2001. At March 31, 2002 the available for sale portfolio totaled $40,363,000 compared to $43,207,000 at December 31, 2001, a decrease of 6.6% or $2,844,000. The following chart summarizes the investment portfolios at March 31, 2002 and December 31, 2001.

                                                                                            March 31, 2002
                                                                        Held to maturity                     Available for sale
                                                                Amortized cost      Fair value         Amortized cost     Fair value
                                                                --------------      ----------         --------------     ----------
                                                                                       (dollars in thousands)
U. S. Government and federal agencies ....................          $ 500           $    480              $ 38,452         $ 38,186
Tax exempt securities ....................................              -                  -                   195              196
Other equity securities ..................................              -                  -                 1,981            1,981
                                                                    -----           --------              --------         --------
Total ....................................................          $ 500           $    480              $ 40,628         $ 40,363
                                                                    =====           ========              ========         ========

Unrealized (loss) ........................................          $ (20)                                $   (265)
                                                                    =====                                 ========

                                                                                          December 31, 2001
                                                                        Held to maturity                     Available for sale
                                                                Amortized cost      Fair value         Amortized cost     Fair value
                                                                --------------      ----------         --------------     ----------
                                                                                       (dollars in thousands)
U. S. Government and federal agencies ....................          $ 500           $    500              $ 40,437         $ 40,415
Tax exempt securities ....................................              -                  -                   802              811
Other equity securities ..................................              -                  -                 1,981            1,981
                                                                    -----           --------              --------         --------
Total ....................................................          $ 500           $    500              $ 43,220         $ 43,207
                                                                    =====           ========              ========         ========

Unrealized (loss) ........................................          $   -                                 $    (13)
                                                                    =====                                 ========

Loan portfolio

         The loan portfolio is primarily consumer and small business oriented. At March 31, 2002 the loan portfolio was $240,625,000 compared to $229,905,000 at December 31, 2001, a 4.7% or $10,720,000 increase. The following chart summarizes the loan portfolio at March 31, 2002 and December 31, 2001.

                                               Mar. 31, 2002       Dec. 31, 2001
                                               -------------       -------------
                                                     (dollars in thousands)
Real estate ................................    $154,155             $146,559
Commercial .................................      59,688               56,515
Loans to individuals .......................      26,782               26,831
                                                --------             --------
Total ......................................    $240,625             $229,905
                                                ========             ========


         The loan portfolio does not include loans held for sale. Loans held for sale are loans originated by CBI for sale to others which are held by CBI pending completion of the sale. The vast majority of such loans are originated by Community Resource Mortgage, Inc. and are one-to-four family residential mortgage loans. At March 31, 2002 loans held for sale totaled $8,988,000 compared to $10,265,000 at December 31, 2001, a 12.4% or $1,277,000 decrease.


Past Due and Non-Performing Assets

         CBI closely monitors past due loans and loans that are in non-accrual status and other real estate owned. Below is a summary of past due and non-performing assets at March 31, 2002 and December 31, 2001.

                                             Mar. 31, 2002         Dec. 31, 2001
                                             -------------         -------------
                                                   (dollars in thousands)
Past due 90 days + accruing loans .........        $222                  $ 17
Non-accrual loans .........................        $330                  $281
Impaired loans (included in nonaccrual) ...        $330                  $281
Other real estate owned ...................        $267                  $267

         Management considers the past due and non-accrual amounts at March 31, 2002 to be reasonable in relation to the size of the portfolio and manageable in the normal course of business.

         CBI had no restructured loans during any of the above listed periods.

Allowance for Loan Losses

         CBI operates three independent community banks in central South Carolina. Under the provisions of the National Bank Act each board of directors is responsible for determining the adequacy of its bank's loan loss allowance.

In addition, each bank is supervised and regularly examined by the Office of the Comptroller of the Currency (OCC) of the U. S. Treasury Department. As a normal part of a safety and soundness examination, the OCC examiners will assess and comment on the adequacy of a national bank's allowance for loan losses. The allowance presented in this discussion is on an aggregated basis.

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

         Based on the current levels of non-performing and other problem loans, management believes that loan charge-offs in 2002 will at least approximate the 2001 levels as such loans progress through the collection process. Management believes that the allowance for loan losses, as of March 31, 2002 is sufficient to absorb the expected charge-offs and provide adequately for the inherent losses that remain in the loan portfolio. Management will continue to closely monitor the levels of non-performing and potential problem loans and address the weaknesses in these credits to enhance the amount of ultimate collection or recovery of these assets. Management considers the levels and trends in non-performing and past due loans in determining how historical loan loss rates are adjusted.

         The aggregate allowance for loan losses of the banks and the aggregate activity with respect to those allowances are summarized in the following table.

                                                                          Mar. 31, 2002          Dec. 31, 2001         Mar. 31, 2001
                                                                          -------------          -------------         -------------
Allowance at beginning of period ...........................               $ 2,830                 $ 2,424                 $ 2,424
Provision expense ..........................................                   169                     678                     142
Net charge offs ............................................                   (38)                   (272)                    (10)
                                                                           -------                 -------                 -------
Allowance at end of period .................................               $ 2,961                 $ 2,830                 $ 2,556
                                                                           =======                 =======                 =======
Allowance/outstanding loans ................................                  1.23%                   1.23%                   1.26%

Goodwill

         CBI has adopted FASB No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As of March 31, 2002 the balance in goodwill, our only intangible asset, totaled $921,000, unchanged from December 31, 2001. The Company will evaluate the goodwill for impairment later in 2002.

         The balance in goodwill was acquired in connection with the purchase of Community Resource Mortgage Inc., consummated in November 2001.

Deposits

         Deposits were  $267,712,000  at March 31, 2002 compared to $255,433,000 at December 31, 2001, an increase of 4.8% or $12,279,000.

         Time deposits greater than $100,000 were $55,581,000 at March 31, 2002 compared to $51,374,000 at December 31, 2001, an increase of 8.2% or $4,207,000.

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

         CBI maintains an available-for-sale investment portfolio. While investment securities purchased for this portfolio are generally purchased with the intent to be held to maturity, such securities are marketable and occasional sales may occur prior to maturity as part of the process of asset/liability and liquidity management. CBI also maintains a held-to-maturity investment portfolio. Securities in this portfolio are generally not considered a primary source of liquidity. Management deliberately maintains a short-term maturity schedule for its investments so that there is a continuing stream of maturing investments. CBI intends to maintain a short-term investment portfolio in order to continue to be able to supply liquidity to its loan portfolio and for customer withdrawals.

         CBI has substantially more liabilities (mostly deposits, which may be withdrawn) which mature in the next 12 months than it has assets maturing in the same period. In addition CBI has commitments to make loans and standby letters of credit totaling $31,058,000 and $2,881,000, respectively, outstanding at March 31, 2002. These off balance sheet commitments are subject to various conditions and, based on historical experience, many will never be drawn on. However, based on its historical experience, and that of similar financial institutions, CBI believes that it is unlikely that so many deposits would be withdrawn, without being replaced by other deposits, and loan commitments and standby letters of credit drawn on during any period, that CBI would be unable to meet its liquidity needs with the proceeds of maturing assets.

         CBI through its banking subsidiaries has a demonstrated ability to attract deposits from its markets. Deposits have grown from $30 million in 1989 to over $267 million in 2002. This base of deposits is the major source of operating liquidity.

         CBI's long term liquidity needs are expected to be primarily affected by the maturing of long-term certificates of deposit. At March 31, 2002 CBI had approximately $23 million and $11 million in certificates of deposit and other interest bearing liabilities maturing in one to five years and over five years, respectively. CBI's assets maturing or repricing in the same periods were $138 million and $27 million, respectively. CBI expects to be able to manage its current balance sheet structure without experiencing any material liquidity problems.

         In the opinion of management, CBI's current and projected liquidity position is adequate.

Capital resources

         As summarized in the table below, CBI maintains a strong capital position.

                                                                                                                    Minimum required
                                                                                                                       to be well
                                                                                Mar. 31, 2002       Dec. 31, 2001      capitalized
                                                                                -------------       -------------      -----------
Tier 1 capital to average total assets ..............................               8.48%                8.50%            5.00%
Tier 1 capital to risk weighted assets ..............................              11.25%               11.40%            6.00%
Total capital to risk weighted assets ...............................              12.44%               12.50%           10.00%

         In the opinion of management, the Company's current and projected capital positions are adequate. In each case the ratios exceed by a substantial margin the minimum regulatory requirement for being considered well capitalized.

Dividends

         CBI declared and paid a quarterly cash dividend of eight cents per share during the first quarter of 2002. The total cost of this dividend was $264,000. On May 8, 2002, CBI declared a second quarter dividend of eight cents per share, payable June 28, 2002. The expected cost of this dividend is $264,000.

Subsequent events

         In late November 2001 CBI entered into an agreement to acquire the common stock of Ridgeway Bancshares Inc., the holding company for the Bank of Ridgeway. The agreement provides for CBI to issue 1,000,000 shares of its stock and $4,000,000 cash in exchange for 100% of the stock of Ridgeway. The transaction requires approval by two-thirds of the shareholders of both companies, as well as various regulators. Shareholder meetings for both companies were held in April 2002 and the shareholders of both companies approved the transaction. Various regulatory approvals are still pending. CBI anticipates that the Ridgeway bank will become part of Community Bankshares on July 1, 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         Market risk is the risk of loss from adverse changes in market prices and rates. CBI's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although CBI manages other risks, such as credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be its most significant market risk and this risk could potentially have the largest material effect on CBI's financial condition and results of operations. Other types of market risks such as foreign currency exchange risk and commodity price risk do not arise in the normal course of community banking activities.

         Achieving consistent growth in net interest income is the primary goal of CBI's asset/liability function. CBI attempts to control the mix and maturities of assets and liabilities to achieve consistent growth in net interest income despite changes in market interest rates. CBI seeks to accomplish this goal while maintaining adequate liquidity and capital. CBI's asset/liability mix is sufficiently balanced so that the effect of interest rates moving in either direction is not expected to be significant over time.

         CBI's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates CBI's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a quarterly basis in order to obtain the most accurate projection possible. The projection presents information over a twelve-month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 100 and 200 basis points. According to the model as of March 31, 2002 CBI is positioned so that net interest income would increase $652,000 and net income would increase $402,000 in the next twelve months if interest rates rose 200 basis points. Conversely, net interest income would decline $652,000 and net income would decline $402,000 in the next twelve months if interest rates declined 200 basis points. In the current interest rate environment, it is unlikely that there will be any significant rate decreases in the immediate future. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions CBI could undertake in response to changes in interest rates.

         As of March 31, 2002 there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2001. The foregoing disclosures related to the market risk of the Company should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2001 Annual Report on Form 10-K.

         Part II--Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    None


b) Reports on Form 8-K.  None.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             DATED: May 9, 2002

COMMUNITY BANKSHARES, INC.

By:  s/  E. J. Ayers, Jr.,
    ----------------------------------------------
         E. J. Ayers, Jr.,
         Chief Executive Officer

By:  s/  William W. Traynham
    ----------------------------------------------
         William W. Traynham
         President and Chief Financial Officer
         (Principal Accounting Officer)