Form 10-Q
period 2002-06-30
COMMUNITY BANKSHARES INC /SC/
filed 2002-08-13
CIK 894508

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2002   Commission File number: 000-22054



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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,304,384 shares of common stock outstanding as of August 1, 2002.

                             10-Q TABLE OF CONTENTS

                        Part I-Financial Statements                         Page
      Item 1       Financial Statements .....................................  3
      Item 2       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations ........... 11
      Item 3       Quantitative and Qualitative Disclosures
                    About Market Risk ....................................... 21

                           Part II-Other Information
      Item 4       Submission of Matters to a Vote of Security Holders ...... 22
      Item 6       Exhibits and Reports on Form 8-K ......................... 23

Part I. Item 1. Financial Statements

            COMMUNITY BANKSHARES, INC. - CONSOLIDATED BALANCE SHEETS

        ($ amounts in thousands)                                                                   UNAUDITED
                                                                                                    June 30,            December 31,
         ASSETS                                                                                       2002                  2001
                                                                                                      ----                  ----
Cash and due from other financial institutions:
     Non-interest bearing ............................................................             $  12,470              $  14,586
     Federal funds sold ..............................................................                10,203                 11,063
                                                                                                   ---------              ---------
         Total cash and cash equivalents .............................................                22,673                 25,649
Interest bearing deposits in other banks .............................................                   809                  2,376
Investment securities:
     Securities held to maturity .....................................................                   500                    500
     Securities available for sale ...................................................                40,450                 43,207
Loans held for resale ................................................................                 9,860                 10,265

Loans ................................................................................               244,993                229,905
     Less, allowance for loan losses .................................................                (2,860)                (2,830)
                                                                                                   ---------              ---------
         Net loans ...................................................................               242,133                227,075

Premises and equipment ...............................................................                 5,461                  5,177
Accrued interest  receivable .........................................................                 1,849                  1,762
Deferred income taxes ................................................................                   767                    870
Goodwill .............................................................................                   921                    921
Other assets .........................................................................                   460                    815
                                                                                                   ---------              ---------

         Total assets ................................................................             $ 325,883              $ 318,617
                                                                                                   =========              =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Non-interest bearing ............................................................             $  35,261              $  35,882
     Interest bearing ................................................................               225,547                219,551
                                                                                                   ---------              ---------
         Total deposits ..............................................................               260,808                255,433
Federal funds purchased and securities
     sold under agreements to repurchase .............................................                 4,720                  4,171
Federal Home Loan Bank advances ......................................................                20,280                 20,280
Lines of credit payable ..............................................................                 8,526                  9,028
Other liabilities ....................................................................                 2,081                  2,158
                                                                                                   ---------              ---------
         Total liabilities ...........................................................               296,415                291,070
                                                                                                   ---------              ---------

Shareholders' equity:
     Common stock
         No par, authorized shares 12,000,000, issued and
         outstanding 3,304,384 in 2002 and 3,299,674 in 2001 .........................                17,150                 17,208
     Retained earnings ...............................................................                12,153                 10,346
     Accumulated other comprehensive income (loss) ...................................                   165                     (7)
                                                                                                   ---------              ---------
         Total shareholders' equity ..................................................                29,468                 27,547
                                                                                                   ---------              ---------

         Total liabilities and shareholders' equity ..................................             $ 325,883              $ 318,617
                                                                                                   =========              =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

             COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
           for the six months ended June 30, 2002 and 2001 (Unaudited)
                            ($ amounts in thousands)

                                                                                                         Accumulated
                                                                                                            Other           Total
                                                         Number of                        Retained      Comprehensive  Shareholders'
                                                          Shares             Amount       Earnings      Income (Loss)     Equity
                                                          ------             ------       --------       ------------     ------


Balances at Dec. 31, 2000 ..........................      3,199,180      $   15,928      $    7,342      $     (131)     $   23,139
Comprehensive income:
  Net income .......................................                                          1,831                           1,831
  Change in unrealized gain (loss) on
       securities available for sale, net
       of tax effect ...............................                                                            188             188
Shares issued under option agreement ...............          5,040              39                                              39
Dividends paid .....................................              -               -            (447)              -            (447)
                                                         ----------      ----------      ----------      ----------      ----------
Balances at June 30, 2001 ..........................      3,204,220      $   15,967      $    8,726      $       57      $   24,750
                                                         ==========      ==========      ==========      ==========      ==========

Balances at Dec. 31, 2001 ..........................      3,299,674      $   17,208      $   10,346      $       (7)     $   27,547
Comprehensive income:
  Net income .......................................                                          2,336                           2,336
  Change in unrealized gain (loss) on
       securities available for sale, net
       of tax effect ...............................                                                            172             172
Shares issued under option agreement ...............          4,710              40                                              40
Expense associated with pending merger .............                            (98)                                            (98)
Dividends paid .....................................              -               -            (529)              -            (529)
                                                         ----------      ----------      ----------      ----------      ----------
Balances at June 30, 2002 ..........................      3,304,384      $   17,150      $   12,153      $      165      $   29,468
                                                         ==========      ==========      ==========      ==========      ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

         COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF INCOME

                                                                           Six months ended June 30,     Three months ended June 30,
                                                                             2002              2001            2002          2001
         (In thousands, except per share data)                            UNAUDITED         UNAUDITED       UNAUDITED      UNAUDITED
                                                                          ---------         ---------       ---------      ---------
Interest and dividend income:
     Loans, including fees .........................................         $ 8,666         $ 9,116         $ 4,342         $ 4,525
     Deposits with other financial institutions ....................              10             106               4              78
     Debt securities ...............................................             858           1,194             483             469
     Dividends .....................................................              63              69              32              33
     Federal funds sold ............................................             167             454              80             284
                                                                             -------         -------         -------         -------
          Total interest and dividend income .......................           9,764          10,939           4,941           5,389
                                                                             -------         -------         -------         -------

Interest expense:
     Deposits:
       Certificates of deposit of $100,000 or more .................             914           1,310             446             662
       Other .......................................................           2,206           3,528           1,054           1,714
                                                                             -------         -------         -------         -------
          Total deposits ...........................................           3,120           4,838           1,500           2,376
     Federal funds purchased and securities
       sold under agreements to repurchase .........................              44             149              22              66
     Other borrowed funds ..........................................             706             596             342             295
                                                                             -------         -------         -------         -------
          Total interest expense ...................................           3,870           5,583           1,864           2,737
                                                                             -------         -------         -------         -------
Net interest income ................................................           5,894           5,356           3,077           2,652
Provision for loan losses ..........................................             358             277             189             135
                                                                             -------         -------         -------         -------
Net interest income after provision for loan losses ................           5,536           5,079           2,888           2,517
                                                                             -------         -------         -------         -------

Non-interest income:
     Service charges on deposit accounts ...........................           1,082             928             538             516
     Gains on sales of securities ..................................             104               -              62               -
     Mortgage banking income .......................................           1,948               -             992               -
     Other .........................................................             303             315             158             176
                                                                             -------         -------         -------         -------
          Total non-interest income ................................           3,437           1,243           1,750             692
                                                                             -------         -------         -------         -------

Non-interest expense:
     Salaries and employee benefits ................................           3,383           2,102           1,728           1,062
     Premises and equipment ........................................             605             471             308             236
     Other .........................................................           1,335             916             709             479
                                                                             -------         -------         -------         -------
          Total non-interest expense ...............................           5,323           3,489           2,745           1,777
                                                                             -------         -------         -------         -------

Income before income taxes .........................................           3,650           2,833           1,893           1,432
Income tax expense .................................................           1,314           1,002             682             502
                                                                             -------         -------         -------         -------
Net income .........................................................         $ 2,336         $ 1,831         $ 1,211         $   930
                                                                             =======         =======         =======         =======

                                                                  Six months ended June 30,            Three months ended June 30,
                                                                    2002              2001               2002              2001
                                                                 UNAUDITED         UNAUDITED          UNAUDITED          UNAUDITED
                                                                 ---------         ---------          ---------          ---------


Basic earnings per common share:
     Weighted average shares outstanding ...........           3,299,834           3,199,180           3,299,754           3,199,180
     Net income per common share ...................          $     0.71          $     0.57          $     0.37          $     0.29
Diluted earnings per common share:
     Weighted average shares outstanding ...........           3,404,733           3,217,067           3,382,921           3,217,067
     Net income per common share ...................          $     0.69          $     0.57          $     0.36          $     0.29



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          Six months ended June 30,
                                                                                                          2002               2001
                                                                                                          ----               ----
                                                                                                               (In thousands)
Cash flows from operating activities:
Net income .....................................................................................         $  2,336          $  1,831
Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation ..........................................................................              160               218
         Provision for loan losses .............................................................              358               277
         Accretion of discounts and amortization of premiums -
           investment securities - net .........................................................               (1)              (13)
         Net realized (gains) on sale of securities ............................................             (104)                -
         Proceeds from sale of real estate loans held for sale .................................           74,766             6,289
         Origination of real estate loans held for sale ........................................          (74,361)           (6,352)
Changes in assets and liabilities:
         (Increase) decrease in interest receivable ............................................              (87)              555
         Decrease in other assets ..............................................................              458                98
         Decrease in other liabilities .........................................................              (77)             (127)
                                                                                                         --------          --------
Net cash provided by operating activities ......................................................            3,448             2,776
                                                                                                         --------          --------

Cash flows from investing activities:
         Proceeds from maturities of
           investment securities - held to maturity ............................................                -             8,875
         Purchases of investment securities - held to maturity .................................                -              (652)
         Purchases of investment securities - available for sale ...............................          (30,591)          (29,673)
         Proceeds from maturities of available for sale securities .............................           15,096            43,716
         Proceeds from sales of available for sale securities ..................................           18,529                 -
         Net (increase) decrease in interest bearing deposits ..................................            1,567            (3,883)
         Net increase in loans to customers ....................................................          (15,683)          (13,350)
         Proceeds from sale of other real estate owned .........................................              267                 -
         Purchase of premises and equipment ....................................................             (444)             (156)
                                                                                                         --------          --------
           Net cash provided (used) by investing activities ....................................          (11,259)            4,877
                                                                                                         --------          --------

Cash flows from financing activities:
         Net increase in demand, savings, & time deposits ......................................            5,375            13,688
         Net increase  (decrease) in federal funds purchased and
           securities sold under agreements to repurchase ......................................              549              (773)
         Net principal reduction under lines of credit agreements ..............................             (502)                -
         Repayment of FHLB advances ............................................................                -            (2,500)
         Sale of common stock ..................................................................               40                39
         Merger expenses .......................................................................              (98)                -
         Dividends .............................................................................             (529)             (447)
                                                                                                         --------          --------
           Net cash provided by financing activities ...........................................            4,835            10,007
                                                                                                         --------          --------

                                                                                                       Six months ended June 30,
                                                                                                        2002                 2001
                                                                                                        ----                 ----
                                                                                                              (In thousands)
Net increase  (decrease) in cash and due from other
         financial institutions .....................................................                 (2,976)                 17,660
Cash and due from other financial institutions -
         beginning of period ........................................................                 25,649                  18,339
                                                                                                    --------                --------
Cash and due from other financial institutions -
         end of period ..............................................................               $ 22,673                $ 35,999
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

Principles of Consolidation

         The consolidated financial statements include the accounts of Community Bankshares, Inc. (CBI or the Corporation), the parent company, and Orangeburg National Bank, Sumter National Bank, Florence National Bank and Community Resource Mortgage Inc., its wholly owned subsidiaries. All significant intercompany items have been eliminated in the consolidated statements.

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

Changes in Comprehensive Income Components

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Disclosure as required by the Statement is as follows:

                                                                                                           Six months ended June 30,
                                                                                                            2002              2001
                                                                                                            ----              ----
                                                                                                            (Dollars in thousands)
Unrealized holding gains (losses) on available for sale
     securities ..........................................................................               $ 354                $ 285
Less: Reclassification adjustment for gains (losses)
     realized in income ..................................................................                 104                    -
                                                                                                         -----                -----
Net unrealized gains (losses) ............................................................                 261                  285
Tax effect ...............................................................................                 (89)                 (97)
                                                                                                         -----                -----

Net-of-tax amount ........................................................................               $ 172                $ 188
                                                                                                         =====                =====

     COMMUNITY BANKSHARES, INC. - AVERAGE BALANCE SHEETS, YIELDS, AND RATES

Six months ended June 30,                                                    2002                                2001
$ in thousands                                                             Interest                            Interest
                                                              Average       Income/   Yields/     Average       Income/      Yields/
                   Assets                                     Balance       Expense     Rates     Balance      Expense       Rates
                                                              -------      --------    ------     -------      --------      -----

Interest bearing deposits ............................     $   1,311      $      10     1.53%  $   4,427      $     106        4.79%
Investment securities taxable ........................        40,229            916     4.55%     39,370          1,250        6.35%
Investment securities--tax exempt* ...................           269              5     5.63%        730             13        5.40%
Federal funds sold ...................................        19,884            167     1.68%     18,900            454        4.80%
Loans receivable .....................................       247,983          8,666     6.99%    201,885          9,116        9.03%
                                                           ---------       --------            ---------       --------
  Total interest earning assets ......................       309,676          9,764     6.31%    265,312         10,939        8.25%
Cash and due from banks ..............................        11,952                               9,019
Allowance for loan losses ............................        (2,947)                             (2,547)
Premises and equipment ...............................         5,539                               4,401
Goodwill .............................................           921                                   -
Other assets .........................................         3,022                               3,159
                                                           ---------                           ---------
  Total assets .......................................     $ 328,163                           $ 279,344
                                                           =========                           =========

    Liabilities and Shareholders' Equity
Interest bearing deposits
Savings ..............................................     $  46,577      $     403     1.73%  $  36,526      $     651        3.56%
Interest bearing transaction accounts ................        42,158            171     0.81%     23,063            123        1.07%
Time deposits ........................................       142,278          2,546     3.58%    135,934          4,064        5.98%
                                                           ---------       --------            ---------       --------
  Total interest bearing deposits ....................       231,013          3,120     2.70%    195,523          4,838        4.95%
Short term borrowing .................................         4,603             44     1.91%      7,391            149        4.03%
Other borrowings .....................................        27,512            706     5.13%     20,295            596        5.87%
                                                           ---------       --------            ---------       --------
  Total interest bearing liabilities .................       263,128          3,870     2.94%    223,209          5,583        5.00%
Noninterest bearing demand deposits ..................        34,344                              30,332
Other liabilities ....................................         2,025                               1,750
Shareholders' equity .................................        28,666                              24,053
                                                           ---------                           ---------
  Total liabilities and shareholders' equity .........     $ 328,163                           $ 279,344
                                                           =========                           =========

Interest rate spread .................................                                  3.37%                                  3.25%
Net interest income and net yield on
     earning assets ..................................                    $   5,894     3.81%                 $   5,356        4.04%
                                                                          =========     ====                  =========        ====

* Yields are quoted as fully taxable equivalents

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


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO JUNE 30, 2001

Net Income

         For the first half of 2002 CBI earned a consolidated profit of $2,336,000 compared to $1,831,000 for the first half of 2001, an increase of 27.6% or $505,000. Basic earnings per share were $.71 in the 2002 period compared to $.57 for the 2001 period. Diluted earnings per share were $.69 in the 2002 period compared to $.57 for the 2001 period.

         For the first half of 2002 Orangeburg National Bank reported a profit of $1,410,000 compared to $1,222,000 for the first half of 2001, an increase of 15.4% or $188,000.

         For the first half of 2002 Sumter National Bank reported a profit of $630,000 compared to $552,000 for the first half of 2001, an increase of 14.31% or $78,000.

         For the first half of 2002 Florence National Bank reported a profit of $155,000 compared to $86,000 for the first half of 2001, an increase of 80.2% or $69,000. The Florence bank began operation in July 1998.

         For the first half of 2002 Community Resource Mortgage Inc. reported a profit of $207,000. The company acquired the mortgage company in November 2001, so there are no comparative numbers available.

         As noted above, consolidated net income for the six months ended June 30, 2002, increased from the prior year by 27.6% or $505,000. The major components of this increase are discussed below. Net interest income before provision for loan losses for the six months ended June 30, 2002 increased to $5,894,000 compared to $5,356,000 for the same period in 2001, an increase of

10% or $538,000. For the same period the provision for loan losses was $358,000 compared to $277,000 for the 2001 period, an increase of 29.2% or $81,000. Non-interest income for the 2002 period increased to $3,437,000 from $1,243,000 for the 2001 period, a 177% or $2,194,000 increase. Non-interest expense increased to $5,323,000 from $3,489,000, a 52.6% or $1,834,000 increase. The large percentage increases in noninterest income and expense are mostly associated with the addition of the mortgage company to the corporate group.


Profitability

         Profitability may be measured through the ROA (return on average assets) and the ROE (return on average equity). Return on assets is the income for the period divided by the average assets for the period, annualized. Return on equity is the income for the period divided by the average equity for the period, annualized. Operating results for the six months ended June 30, 2002 and 2001 yield the results in the table shown below.

                                      Period ended June 30,
                                   2002                  2001
                                   ----                  ----
                                     (dollars in thousands)
Average assets                   $328,163              $279,344
ROA                                 1.42%                 1.31%
Average equity                    $28,666               $24,053
ROE                                16.30%                15.22%
Net income                         $2,336                $1,831


Net interest income

         Net interest income, the major component of CBI's income, is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. During the first six months of 2002 net interest income after provision for loan losses increased to $5,536,000 from $5,079,00, a 9% or $457,000 increase over the first six months of 2001. This improvement was mostly the result of a $44 million increase in the average volume of earning assets. The average yield on earning assets decreased to 6.31% for the 2002 period from 8.25% for the 2001 period. This decline in yield was the result of market interest rate declines. When 2001 began the prime lending rate was 9.5%, by year end 2001 it was at 4.75% where it has remained through the middle of 2002.

         For the first six months of 2002 the cost of funds averaged 2.94%, decreased from 5.00% for the first six months of 2001. The effect of these changes was a net interest spread (yield on earning assets less cost of interest bearing liabilities) of 3.37% for the first six months of 2002, increased from 3.25% during the first six months of 2001. CBI's net interest margin (net interest income divided by total earning assets) was 3.81% for the first six months of 2002 compared to 4.04% for the first six months of 2001.

Interest Income

         Elsewhere in this report is a table comparing the average balances, yields, and rates for the interest rate sensitive segments of the Corporation's balance sheets for the six months ended June 30, 2002 and 2001. A discussion of that table follows.

         Total interest income for the first six months of 2002 was $9,764,000 compared with $10,939,000 for the same period in 2001, a 10.7% or $1,175,000 decrease. The yield on average earning assets for the 2002 period was 6.31%, decreased from 8.25% for the 2001 period. Total average interest earning assets for the 2002 period were $309,676,000 compared to $265,312,000 for the 2001 period, an increase of 16.7% or $44,364,000.

         The loan portfolio earned $8,666,000 for the first six months of 2002 compared to $9,116,000 for the same period of 2001, a 4.9% or $450,000 decrease. The yield decreased to 6.99% for the 2002 period from 9.03% for the 2001 period. The average size of the loan portfolio was $247,983,000 for the 2002 period compared to $201,885,000 for the 2001 period, an increase of 22.8% or $46,098,000.

         The taxable investment portfolio earned $916,000 for the first six months in 2002 compared to $1,250,000 for the same period in 2001, a 26.7% or $334,000 decrease. The yield decreased to 4.55% in the 2002 period from 6.35% in the 2001 period. The average size of the portfolio was $40,229,000 in the 2002 period compared to $39,370,000 in the 2001 period, an increase of 2.2% or $859,000.

         The tax-exempt investment portfolio earned $5,000 for the first six months in 2002 compared to $13,000 for the same period in 2001, a 61.5% or $8,000 decrease. The yield (on a taxable equivalent basis) on the portfolio was 5.63%, an increase from 5.4%. The average size of the portfolio was $269,000 for the 2002 period compared to $730,000 in the 2001 period, a decrease of 63.2% or $461,000.

         Interest bearing deposits in other banks contributed $10,000 for the first six months of 2002 compared to $106,000 during the prior year, a decrease of 90.6% or $96,000. The yield on these deposits decreased to 1.53% for the 2002 period from 4.79% in the 2001 period. CBI averaged $1,311,000 in interest bearing balances in the first six months of 2002 compared to $4,427,000 the first six months of the prior year, a decrease of 70.4% or $3,116,000.

         Federal funds sold earned $167,000 the first six months of 2002 compared to $454,000 the prior year, a decrease of 63.2% or $287,000. Yields decreased to 1.68% for the first six months in 2002 from 4.80% for the first six months in 2001. For the first six months of 2002 CBI increased its average volume in federal funds sold to $19,884,000 compared to $18,900,000 for the first six months of 2001, a 5.2% or $984,000 increase.

Interest Expense

         Interest expense for the first six months of 2002 was $3,870,000 compared to the prior year's $5,583,000, a 30.7% or $1,713,000 decrease. The volume of interest bearing liabilities was $263,128,000 for the first six months in 2002 compared to $223,209,000 for the first six months of 2001, a 17.9% or $39,919,000 increase. The average rate paid for interest-bearing liabilities during the 2002 period was 2.94%, decreased from 5.00% for the 2001 period.

         The cost of savings accounts was $403,000 in the first six months in 2002 compared to $651,000 in the first six months of 2001, a 38.1% or $248,000 decrease. Average savings deposit balances were $46,577,000 for the first six months in 2002 compared to $36,526,000 for the first six months of 2001, an increase of 27.5% or $10,051,000. The average rate paid on these funds decreased to 1.73% from 3.56%.

         Interest bearing transaction accounts cost $171,000 for the first six months in 2002 compared to the prior year's $123,000, an increase of 39% or $48,000. The volume of these deposits was $42,158,000 for the first six months in 2002 compared to $23,063,000 for the first six months of 2001, an 82.8% or $19,095,000 increase. The average rate paid on these funds for the first six months in 2002 decreased to .81% from 1.07% for the first six months of 2001. Most of the increase in volume was due to a local government checking account balance of about $16 million that was moved from one of the banks on June 28, 2002.

         Time deposits cost $2,546,000 for the first six months of 2002 compared to $4,064,000 for the first six months of the prior year, a decrease of 37.4% or $1,518,000. The volume was $142,278,000 for the first six months in 2002 compared to $135,934,000 for the first six months of 2001, a 4.7% or $6,344,000 increase. The average rate paid on these funds decreased to 3.58% for the first six months in 2002 from 5.98% for the first six months in 2001.

         Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. This is a relatively small and volatile part of the balance sheet. It cost $44,000 for the first six months in 2002 compared to $149,000 for the first six months of 2001, a decrease of 70.5% or $105,000. The volume of these funds was $4,603,000 in the first six months of 2002 compared to $7,391,000 in the first six months of 2001, a decrease of 37.7% or $2,788,000. The average rate paid on these funds decreased to 1.91% from 4.03%.

         Other borrowings consist of advances from the Federal Home Loan Bank and warehouse lines of credit for the mortgage company. They cost $706,000 for the first six months in 2002 compared to $596,000 for the first six months in 2001, an increase of 18.5% or $110,000. The borrowings averaged $27,512,000 during the 2002 period compared to $20,295,000 for the prior year period, a 35.6% or $7,217,000 increase. The average rate paid on these funds decreased to 5.13% from 5.87%. Virtually all of this increase in volume is associated with the warehouse lines of credit for the mortgage company.


Non-Interest Income

         Non-interest income for the first six months of 2002 grew to $3,437,000 compared to $1,243,000 in the first six months of 2001, a 177% or $2,194,000 increase. Of this increase, approximately $1.9 million resulted from the mortgage company operations.

Non-Interest Expense

         For the first six months of 2002 non-interest expenses increased to $5,323,000 from $3,489,000 for the first six months of 2001, a 52.6% or
$1,834,000 increase. Of this increase, approximately $1.3 million was related to the mortgage company operations, which accounts for most of the inceases noted below.

         For the 2002 period, personnel costs were $3,383,000 compared to $2,102,000 for the 2001 period, an increase of 60.9% or $1,281,000;

         For the 2002 period, premises and equipment expenses were $605,000 compared to $471,000 for the 2001 period, an increase of 28.5% or $134,000; and

         For the 2002 period, other costs were $1,335,000 compared to $916,000 for the 2001 period, an increase of 45.7% or $419,000.



Income Taxes

         CBI provided $1,314,000 for federal and state income taxes during the first six months of 2002 compared to $1,002,000 for the same period in 2001, a 31.1% or $312,000 increase. The average tax rate for the 2002 period was approximately 36% and for the 2001 period it was approximately 35.4%.


RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001

Net Income

         For the quarter ended June 30, 2002, CBI earned a consolidated profit of $1,211,000, compared to $930,000 for the comparable period of 2001, an increase of 30.2% or $281,000. Basic earnings per share were $.37 in the 2002 period, compared to $.29 for the 2001 period. The changes in the items comprising net interest income, which are discussed below, resulted from essentially the same factors discussed above regarding the results of operation for the six months ended June 30, 2002.

Net interest income

         Net interest income before provision for loan losses for the quarter ended June 30, 2002, increased to $3,077,000 compared to $2,652,000 for the same period in 2001, an increase of 16% or $425,000. For the same period the provision for loan losses was $189,000 compared to $135,000 for the 2001 period, an increase of 40% or $54,000.

Interest Income

         Total  interest  income  for the  second  quarter  2002 was  $4,941,000 compared with $5,389,000 for the same period in 2001, an 8.3% or $448,000 decrease.

         The loan portfolio earned $4,342,000 for the second quarter 2002 compared to $4,525,000 for the same period of 2001, a 4% or $183,000 decrease.

         The investment portfolio earned $483,000 for the second quarter 2002 compared to $469,000 for the 2001 period, a 3% or $14,000 increase.

         Interest bearing deposits in other banks contributed $4,000 for the second quarter 2002 compared to $78,000 during the prior year, a decrease of 94.9% or $74,000.

         Federal funds sold earned $80,000 the second quarter of 2002 compared to $284,000 the prior year, a decrease of 71.8% or $204,000.

Interest expense

         Interest expense for the second quarter of 2002 was $1,864,000 compared to the prior year's $2,737,000, a 31.9% or $873,000 decrease.

Non-interest income and expense

         Non-interest income for the 2002 period was $1,750,000 compared to $692,000 for the 2001 period, a 153% or $1,058,000 increase. Non-interest expense was $2,745,000 compared to $1,777,000, a 54.5% or $968,000 increase.
Both changes were mostly the result of mortgage company operations.


CHANGES IN FINANCIAL POSITION

Investment portfolio

         The investment portfolio is comprised of held to maturity securities and available for sale securities. CBI and its banks usually purchase short-term issues (ten years or less) of U. S Treasury and U. S. Government agency securities for investment purposes. At June 30, 2002, the held to maturity portfolio totaled $500,000, unchanged from December 31, 2001. At June 30, 2002, the available for sale portfolio totaled $40,450,000 compared to $43,207,000 at December 31, 2001, a decrease of 6.4% or $2,757,000. The following chart summarizes the investment portfolios at June 30, 2002, and December 31, 2001.

                                                                                              June 30, 2002
                                                                          Held to maturity                    Available for sale
                                                                   Amortized cost     Fair value        Amortized cost    Fair value
                                                                   --------------     ----------        --------------    ----------
                                                                                         (dollars in thousands)
U. S. Government and agencies .........................            $   500             $   492            $38,017            $38,267
Tax exempt securities .................................                  -                   -                194                201
Other equity securities ...............................                  -                   -              1,982              1,982
                                                                   -------             -------            -------            -------
Total .................................................            $   500             $   492            $40,193            $40,450
                                                                   =======             =======            =======            =======

Unrealized gain (loss) ................................            $    (8)                               $   257
                                                                   =======                                =======

                                                                                            December 31, 2001
                                                                          Held to maturity                    Available for sale
                                                                   Amortized cost     Fair value        Amortized cost    Fair value
                                                                   --------------     ----------        --------------    ----------
                                                                                         (dollars in thousands)
U. S. Government and agencies ...........................            $ 500            $   500             $40,437            $40,415
Tax exempt securities ...................................                -                  -                 802                811
Other equity securities .................................                -                  -               1,981              1,981
                                                                     -----            -------             -------            -------
Total ...................................................            $ 500            $   500             $43,220            $43,207
                                                                     =====            =======             =======            =======

Unrealized (loss) .......................................            $   -                                $   (13)
                                                                     =====                                =======

Loan portfolio

         The loan portfolio is primarily consumer and small business oriented. At June 30, 2002 the loan portfolio was $244,993,000 compared to $229,905,000 at December 31, 2001, a 6.6% or $15,088,000 increase. The following chart summarizes the loan portfolio at June 30, 2002 and December 31, 2001.

                                         Jun. 30, 2002     Dec. 31, 2001
                                         -------------     -------------
                                             (dollars in thousands)
Real estate .........................       $153,261          $146,559
Commercial ..........................         64,753            56,515
Loans to individuals ................         26,979            26,831
                                            --------          --------
Total ...............................       $244,993          $229,905
                                            ========          ========



Past Due and Non-Performing Assets and the Allowance for Loan Losses

         CBI closely monitors past due loans and loans that are in non-accrual status and other real estate owned. Below is a summary of past due and non-performing assets at June 30, 2002 and December 31, 2001.

                                                Jun. 30, 2002     Dec. 31, 2001
                                                -------------     -------------
                                                      (dollars in thousands)
Past due 90 days + accruing loans ..........          $266           $ 17
Non-accrual loans ..........................          $824           $281
Impaired loans (included in nonaccrual) ....          $824           $238
Other real estate owned ....................          $  -           $267

         Management considers the past due and non-accrual amounts at June 30, 2002 to be reasonable in relation to the size of the portfolio and manageable in the normal course of business. The increase in non-accrual assets is associated with a small number of loans and is not indicative, in the opinion of management, of any trend.

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

         Based on the current levels of non-performing and other problem loans, management believes that loan charge-offs in 2002 will at least approximate the 2001 levels as such loans progress through the collection process. Management believes that the allowance for loan losses, as of June 30, 2002 is sufficient to absorb the expected charge-offs and provide adequately for the inherent losses that remain in the loan portfolio. Management will continue to closely monitor the levels of non-performing and potential problem loans and address the weaknesses in these credits to enhance the amount of ultimate collection or recovery of these assets. Management considers the levels and trends in non-performing and past due loans in determining how historical loan loss rates are adjusted.

         The aggregate allowance for loan losses of the Banks and the aggregate activity with respect to those allowances are summarized in the following table.

                                                                           Six months ended                         Six months ended
                                                                             June 30, 2002          Dec. 31, 2001    June 30, 2001
                                                                             -------------          -------------    -------------
                                                                                               (dollars in thousands)
Allowance at beginning of period ....................................            $ 2,830              $ 2,424              $ 2,424
Provision expense ...................................................                358                  678                  277
Net charge offs .....................................................               (328)                (272)                 (66)
                                                                                 -------              -------              -------
Allowance at end of period ..........................................            $ 2,860              $ 2,830              $ 2,635
                                                                                 =======              =======              =======
Allowance as a percent of outstanding loans .........................               1.17%                1.23%                1.27%

         In reviewing the adequacy of the allowance for loan losses at the end of each period, management of each bank considers historical loan loss experience, current economic conditions, loans outstanding, trends in non-performing and delinquent loans, and the quality of collateral securing problem loans. After charging off all known losses, management of each bank considers the allowance adequate to provide for estimated losses inherent in the loan portfolio at June 30, 2002.

Goodwill

         CBI has adopted FASB No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As of June 30, 2002 the balance in goodwill, our only intangible asset, totaled $921,000, unchanged from December 31, 2001. The Company will evaluate the goodwill for impairment later in 2002.

         The balance in goodwill was acquired in connection with the purchase of Community Resource Mortgage Inc., which was consummated in November 2001.

Deposits

         Deposits were $260,808,000 at June 30, 2002 compared to $255,433,000 at
December 31, 2001, an increase of 2.1% or $5,375,000.

         Time deposits greater than $100,000 were $61,677,000 at June 30, 2002 compared to $51,374,000 at December 31, 2001, an increase of 20% or $10,303,000.

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

         CBI through its banking subsidiaries has a demonstrated ability to attract deposits from its markets. Deposits have grown from $30 million in 1989 to over $260 million in 2002. This base of deposits is the major source of operating liquidity.

         CBI's long term liquidity needs are expected to be primarily affected by the maturing of long-term certificates of deposit. At June 30, 2002 CBI had approximately $25.7 million and $11.5 million in certificates of deposit and other interest bearing liabilities maturing in one to five years and over five years, respectively. CBI's assets maturing or repricing in the same periods were $138.1 million and $28.2 million, respectively. CBI expects to be able to manage its current balance sheet structure without experiencing any material liquidity problems.

         In the opinion of management, CBI's current and projected liquidity position is adequate.


Capital resources

         As summarized in the table below, CBI maintains a strong capital position.

                                                                                                                    Minimum required
                                                                                                                      for capital
                                                                                 Jun. 30, 2002      Dec. 31, 2001       adequacy
                                                                                 -------------      -------------       --------
Tier 1 capital to average total assets ............................................   8.50%             8.20%           4.00%
Tier 1 capital to risk weighted assets ............................................  11.49%            11.10%           4.00%
Total capital to risk weighted assets .............................................  12.63%            12.30%           6.00%

         In the opinion of management, the Corporation's current and projected capital positions meet all applicable requirements and are adequate.

Dividends

         CBI declared and paid a quarterly cash dividend of eight cents per share during both the first and second quarters of 2002. The total cost of these dividends was $529,000.


Subsequent events

         In late November 2001 CBI entered into an agreement to acquire by merger Ridgeway Bancshares Inc., the holding company for the Bank of Ridgeway. The agreement provided for CBI to issue 1,000,000 shares of its stock and $4,000,000 cash in exchange for 100% of the stock of Ridgeway. The transaction required approval by two-thirds of the shareholders of both companies, as well as various regulators. Shareholder meetings for both companies were held in April 2002 and the shareholders of both companies approved the transaction. This transaction was consummated on July 1, 2002. A Form 8-K was filed on July 15, 2002 to describe this transaction.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         Market risk is the risk of loss from adverse changes in market prices and rates. The Corporation's market risk arises principally from interest rate risk inherent in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although the Corporation manages other risks, such as credit quality and liquidity risk in the normal course of business, management considers interest rate risk to be its most significant market risk and the risk that could potentially have the largest material effect on the Corporation's financial condition and results of operations. Other types of market risks such as foreign currency exchange risk and commodity price risk do not arise in the normal course of community banking activities.

         Achieving consistent growth in net interest income is the primary goal of the Corporation's asset/liability function. The Corporation attempts to control the mix and maturities of assets and liabilities to achieve consistent growth in net interest income despite changes in market interest rates. The Corporation seeks to accomplish this goal while maintaining adequate liquidity and capital. Management believes that the Corporation's asset/liability mix is sufficiently balanced so that the effect of interest rates moving in either direction is not expected to be significant over time.

         The Corporation's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Corporation's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a quarterly basis in order to obtain the most accurate projection possible. The projection presents information over a twelve-month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 100 and 200 basis points. According to the model as of June 30, 2002 the Corporation is positioned so that net interest income would be expected to increase $210,000 and net income would be expected to increase $129,000 in the next twelve months if interest rates rise 100 basis points. Conversely, net interest income would be expected to decline $210,000 and net income would be expected to decline $129,000 in the next twelve months if interest rates decline 100 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Corporation could undertake in response to changes in interest rates. In addition, market interest rates are at long term lows and the probability of a rate decrease is relatively small.

         As of June 30, 2002 there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2001. The foregoing disclosures related to the market risk of the Corporation should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2001 Annual Report on Form 10-K.

Part II--Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.

CBI held a Special Shareholders Meeting on April 8, 2002 to approve the agreement and plan of merger dated as of November 20, 2001 by and between Ridgeway Bancshares Inc. and Community Bankshares Inc.

The vote tally was as follows:

                                  Total number                      Voting
                                   of shares                    against or to                   Present at
                                  eligible to                      withhold                    meeting and
                                      vote        Voting for      authority      Abstaining     not voting
                                      ----        ----------      ---------      ----------     ----------

     Merger with Ridgeway          3,299,281       2,550,233        47,360            0              0
     Bancshares

CBI was required to obtain approval of two-thirds of its outstanding shares in order to complete the transaction. Total shares voting in favor were 77.3%. The shareholders of Ridgeway Bancshares Inc. also approved the transaction, and the transaction was consummated on July 1, 2002.

CBI held an Annual Meeting of Shareholders on May 8, 2002.

The following persons were elected to the Board for terms of three years:

Martha Rose C. Carson, J. M. Guthrie, A. Wade Douroux, Phil P. Leventis, W. Reynolds Williams, Michael A. Wolfe.

The other item approved was the ratification of J. W. Hunt and Co., Certified Public Accountants, as outside auditors for CBI for the year ended December 31, 2002.

The vote tally was as follows:

                                  Total number                      Voting
                                   of shares                    against or to                   Present at
                                  eligible to                      withhold                    meeting and
                                      vote        Voting for      authority      Abstaining     not voting
                                      ----        ----------      ---------      ----------     ----------
Election of directors
     Martha Rose C. Carson         3,299,281       2,284,286         33,541            0            0
     J. M. Guthrie                 3,299,281       2,279,555         38,272            0            0
     A. Wade Douroux               3,299,281       2,313,124          4,703            0            0
     Phil P. Leventis              3,299,281       2,311,164          6,653            0            0
     Wm. Reynolds Williams         3,299,281       2,314,064          3,763            0            0
     Michael A. Wolfe              3,299,281       2,312,709          5,118            0            0

Ratification of J. W. Hunt         3,299,281       2,301,929         15,370          528            0

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Index

Exhibit No.(from item Description 601 of S-K) None.

b) Reports on Form 8-K. CBI filed a Form 8-K on July 15, 2002 to announce the consummation of its merger with Ridgeway Bancshares Inc.


Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         DATED: August 13,  2002
COMMUNITY BANKSHARES, INC.

By:  s/  E. J. Ayers, Jr.,
    -------------------------------------------
         E. J. Ayers, Jr.,
         Chief Executive Officer

By:  s/  William W. Traynham
     ------------------------------------------
         William W. Traynham
         President and Chief Financial Officer
         (Principal Accounting Officer)