Form 10-Q
period 2002-09-30
COMMUNITY BANKSHARES INC /SC/
filed 2002-11-12
CIK 894508

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,304,384 shares of common stock outstanding as of November 1, 2002.

                             10-Q TABLE OF CONTENTS

                           Part I-Financial Statements                      Page
 Item 1    Financial Statements ............................................   3
 Item 2    Management's Discussion and Analysis
             of Financial Condition and Results of Operations ..............  12
 Item 3    Quantitative and Qualitative Disclosures About Market Risk ......  24
 Item 4    Controls and Procedures .........................................  25

                           Part II-Other Information
 Item 6    Exhibits and Reports on Form 8-K ................................  26

Part I. Item 1. Financial Statements

            COMMUNITY BANKSHARES, INC. - CONSOLIDATED BALANCE SHEETS

         (Dollars in thousands)                                                                       UNAUDITED
                                                                                                    September 30,       December 31,
         ASSETS                                                                                          2002               2001
                                                                                                         ----               ----
Cash and due from other financial institutions:
     Non-interest bearing ..................................................................          $  12,653           $  14,586
     Federal funds sold ....................................................................             19,105              11,063
                                                                                                      ---------           ---------
         Total cash and cash equivalents ...................................................             31,758              25,649
Interest bearing deposits in other banks ...................................................                639               2,376
Investment securities:
     Securities held to maturity ...........................................................                500                 500
     Securities available for sale .........................................................             58,830              43,207
Loans held for resale ......................................................................             15,567              10,265

Loans ......................................................................................            300,051             229,905
     Less, allowance for loan losses .......................................................             (3,497)             (2,830)
                                                                                                      ---------           ---------
         Net loans .........................................................................            296,554             227,075

Premises and equipment .....................................................................              6,423               5,177
Other real estate owned ....................................................................                  -                 267
Accrued interest  receivable ...............................................................              2,284               1,762
Deferred income taxes ......................................................................                178                 870
Intangible assets ..........................................................................              7,958                 921
Other assets ...............................................................................                468                 548
                                                                                                      ---------           ---------

         Total assets ......................................................................          $ 421,159           $ 318,617
                                                                                                      =========           =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Non-interest bearing ..................................................................          $  46,069           $  35,882
     Interest bearing ......................................................................            288,056             219,551
                                                                                                      ---------           ---------
         Total deposits ....................................................................            334,125             255,433
Federal funds purchased and securities
     sold under agreements to repurchase ...................................................             10,009               4,171
Federal Home Loan Bank advances ............................................................             20,210              20,280
Lines of credit payable ....................................................................             11,500               9,028
Other liabilities ..........................................................................              2,574               2,158
                                                                                                      ---------           ---------
         Total liabilities .................................................................            378,418             291,070
                                                                                                      ---------           ---------

Shareholders' equity:
     Common stock
         No par, authorized shares 12,000,000, issued and
           outstanding 4,304,384 in 2002 and 3,299,674 in 2001 .............................             29,090              17,208
     Retained earnings .....................................................................             13,409              10,346
     Accumulated other comprehensive income (loss) .........................................                242                  (7)
                                                                                                      ---------           ---------
         Total shareholders' equity ........................................................             42,741              27,547
                                                                                                      ---------           ---------

         Total liabilities and shareholders' equity ........................................          $ 421,159           $ 318,617
                                                                                                      =========           =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

              COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS
                       OF CHANGES IN SHAREHOLDERS' EQUITY
        for the nine months ended September 30, 2002 and 2001 (Unaudited)
                             (Dollars in thousands)

                                                                                                        Accumulated
                                                                                                           Other           Total
                                                            Number of                      Retained    Comprehensive   Shareholders'
                                                             Shares         Amount         Earnings    Income (Loss)      Equity
                                                             ------         ------         --------    ------------       ------


Balances at Dec. 31, 2000 ..........................      3,199,180      $   15,928      $    7,342      $     (131)     $   23,139
Comprehensive income:
  Net income .......................................                                          2,793                           2,793
  Change in unrealized gain (loss) on
       securities available for sale, net
       of tax effect ...............................                                                            247             247
Shares issued under option agreement ...............          5,040              39                                              39
Dividends paid .....................................              -               -            (672)              -            (672)
                                                         ----------      ----------      ----------      ----------      ----------
Balances at September 30, 2001 .....................      3,204,220      $   15,967      $    9,463      $      116      $   25,546
                                                         ==========      ==========      ==========      ==========      ==========

Balances at Dec. 31, 2001 ..........................      3,299,674      $   17,208      $   10,346      $       (7)     $   27,547
Comprehensive income:
  Net income .......................................                                          3,936                           3,936
  Change in unrealized gain (loss) on
       securities available for sale, net
       of tax effect ...............................                                                            249             249
Shares issued under option agreement ...............          4,710              40                                              40
Shares issued under merger agreement ...............      1,000,000          12,020                                          12,020
Expense associated with merger .....................                           (178)                                           (178)
Dividends paid .....................................              -               -            (873)              -            (873)
                                                         ----------      ----------      ----------      ----------      ----------
Balances at September 30, 2002 .....................      4,304,384      $   29,090      $   13,409      $      242      $   42,741
                                                         ==========      ==========      ==========      ==========      ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

         COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF INCOME

                                                                           Nine months ended Sept. 30,  Three months ended Sept. 30,
                                                                               2002           2001          2002          2001
               (Dollars in thousands, except per share data)                 UNAUDITED     UNAUDITED      UNAUDITED     UNAUDITED
                                                                             ---------     ---------      ---------     ---------
Interest and dividend income:
          Loans, including fees ........................................     $14,017        $13,694        $ 5,351        $ 4,578
          Deposits with other financial institutions ...................          18            144              8             38
          Debt securities ..............................................       1,526          1,602            668            408
          Dividends ....................................................          89            118             26             49
          Federal funds sold ...........................................         254            642             87            188
                                                                             -------        -------        -------        -------
               Total interest and dividend income ......................      15,904         16,200          6,140          5,261
                                                                             -------        -------        -------        -------

Interest expense:
          Deposits:
            Certificates of deposit of $100,000 or more ................       1,410          1,912            496            602
            Other ......................................................       3,460          5,089          1,254          1,561
                                                                             -------        -------        -------        -------
               Total deposits ..........................................       4,870          7,001          1,750          2,163
          Federal funds purchased and securities
            sold under agreements to repurchase ........................          75            212             31             63
          Other borrowed funds .........................................       1,090            861            384            265
                                                                             -------        -------        -------        -------
               Total interest expense ..................................       6,035          8,074          2,165          2,491
                                                                             -------        -------        -------        -------
Net interest income ....................................................       9,869          8,126          3,975          2,770
Provision for loan losses ..............................................         597            457            239            180
                                                                             -------        -------        -------        -------
Net interest income after provision for loan losses ....................       9,272          7,669          3,736          2,590
                                                                             -------        -------        -------        -------

Non-interest income:
          Service charges on deposit accounts ..........................       1,843          1,490            761            562
          Gains on sales of securities .................................         119             14             15             14
          Mortgage banking income ......................................       3,112              -          1,164              -
          Other ........................................................         492            483            189            168
                                                                             -------        -------        -------        -------
               Total non-interest income ...............................       5,566          1,987          2,129            744
                                                                             -------        -------        -------        -------

Non-interest expense:
          Salaries and employee benefits ...............................       5,546          3,172          2,163          1,070
          Premises and equipment .......................................         998            703            393            232
          Other ........................................................       2,219          1,447            884            531
                                                                             -------        -------        -------        -------
               Total non-interest expense ..............................       8,763          5,322          3,440          1,833
                                                                             -------        -------        -------        -------

Income before income taxes .............................................       6,075          4,334          2,425          1,501
Income tax expense .....................................................       2,139          1,541            825            539
                                                                             -------        -------        -------        -------
Net income .............................................................     $ 3,936        $ 2,793        $ 1,600        $   962
                                                                             =======        =======        =======        =======

                                                                 Nine months ended Sept. 30,           Three months ended Sept. 30,
                                                                    2002              2001                2002              2001
                                                                 UNAUDITED         UNAUDITED           UNAUDITED         UNAUDITED
                                                                 ---------         ---------           ---------         ---------


Basic earnings per common share:
          Weighted average shares outstanding ..........          3,487,790          3,201,500          4,309,094          3,200,867
          Net income per common share ..................        $      1.13         $     0.87         $     0.37         $     0.30
Diluted earnings per common share:
          Weighted average shares outstanding ..........          3,599,383          3,222,456          4,420,687          3,220,138
          Net income per common share ..................        $      1.09         $     0.87         $     0.36         $     0.30
Cash dividends per common share ........................        $       .24         $      .21         $      .08         $      .07


























THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

       COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Nine months ended Sept. 30,
                                                                                                    2002                     2001
                                                                                                  UNAUDITED               UNAUDITED
                                                                                                  ---------               ---------
                                                                                                        (Dollars in thousands)
Cash flows from operating activities:
Net income .............................................................................            $   3,936             $   2,793
Adjustments to reconcile net income
  to net cash used in operating
  activities:
       Depreciation and amortization ...................................................                  489                   329
       Provision for loan losses .......................................................                  597                   457
       Accretion of discounts and amortization of premiums-
         investment securities - net ...................................................                    -                   (18)
       Net realized (gains) on sale of securities ......................................                 (119)                  (14)
       Proceeds of sale of loans held for sale .........................................              125,639                 9,807
       Origination of loans held for sale ..............................................             (130,941)               (9,807)
Changes in assets and liabilities:
       (Increase) decrease in interest receivable ......................................                 (522)                  550
       Decrease in other assets ........................................................                1,039                    79
        Increase in other liabilities ..................................................                  416                    17
                                                                                                    ---------             ---------
         Net cash provided by operating activities .....................................                  534                 4,193
                                                                                                    ---------             ---------

Cash flows from investing activities:
       Proceeds from maturities of held to maturity securities .........................                    -                11,375
       Purchases of investment securities - held to maturity ...........................                    -                (1,153)
       Proceeds from maturities of available for sale
         securities ....................................................................               35,350                69,672
       Proceeds from sales of available for sale securities ............................               20,543                     -
       Purchases of investment securities - available for sale .........................              (71,148)              (61,200)
       Net (increase) decrease in interest bearing deposits ............................                1,737                (3,535)
       Net (increase) in loans to customers ............................................              (70,076)              (23,979)
       Net cash acquired in transaction accounted under the
           purchase method .............................................................                8,922                     -
       Cash paid in connection with merger .............................................               (4,000)                    -
       Purchase of premises and equipment ..............................................               (1,674)                 (341)
       Net (increase) in other real estate .............................................                    -                  (267)
                                                                                                    ---------             ---------
           Net cash (used) in investing activities .....................................              (80,346)               (9,428)
                                                                                                    ---------             ---------

Cash flows from financing activities:
       Net increase in demand, savings, and time deposits ..............................               78,692                14,980
       Net increase in federal funds purchased and
           securities sold under agreements to repurchase ..............................                5,838                 1,624
       Net increase under line of credit agreement .....................................                2,472                     -
       Repayment of  Federal Home Loan Bank advances ...................................                  (70)                  (70)
       Sale of common stock ............................................................                   40                    39
       Merger expenses .................................................................                 (178)                    -
       Dividends .......................................................................                 (873)                 (672)
                                                                                                    ---------             ---------
           Net cash provided by financing activities ...................................               85,921                15,901
                                                                                                    ---------             ---------

                                                                                                      Nine months ended Sept. 30,
                                                                                                     2002                     2001
                                                                                                   UNAUDITED               UNAUDITED
                                                                                                   ---------               ---------
                                                                                                     (Dollar amounts in thousands)
Net increase in cash and due from other
       Financial institutions ......................................................                   6,109                  10,666

Cash and due from other financial institutions -
       Beginning of period .........................................................                  25,649                  18,339
                                                                                                     -------                 -------

Cash and due from other financial institutions -
       End of period ...............................................................                 $31,758                 $29,005
                                                                                                     =======                 =======

























THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

Notes to Unaudited Consolidated Financial Statements

Summary of Significant Accounting Principles

         A summary of significant accounting policies and the audited financial statements for 2001 are included in Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Principles of Consolidation

         The consolidated financial statements include the accounts of Community Bankshares, Inc. (CBI or the Corporation), the parent company, and Orangeburg National Bank, Sumter National Bank, Florence National Bank, Community Resource Mortgage Inc., and the Bank of Ridgeway, its wholly owned subsidiaries. All significant intercompany items have been eliminated in the consolidated statements.

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

                                                     Nine months ended Sept. 30,
                                                        2002              2001
                                                        ----              ----
                                                          (In thousands)
Unrealized holding gains (losses)
     on available for sale securities ................  $ 496             $ 388
Less: Reclassification adjustment for gains
     (losses) realized in income .....................    119                14
                                                        -----             -----
Net unrealized gains (losses) ........................    377               374
Tax effect ...........................................   (128)             (127)
                                                        -----             -----

Net-of-tax amount ....................................  $ 249             $ 247
                                                        =====             =====

Earnings Per Share

         Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during each period. Diluted earnings per share is based on the weighted-average shares of common stock outstanding during each period plus the maximum dilutive effect of common stock issuable upon exercise of stock options. The weighted average number of shares and equivalents are determined after giving retroactive effect to stock dividends and stock splits. Weighted-average shares outstanding used in calculating earnings per share for the three and nine months ended September 30, 2002 and 2001 are as follows:

                         Three months ended                Nine months ended
                      9/30/2002       9/30/2001        9/30/2002       9/30/2001
                      ---------       ---------        ---------       ---------

Basic ..........       4,309,094       3,200,867       3,487,790       3,201,500


Diluted ........       4,420,687       3,220,138       3,599,383       3,222,456


         Dividends per share are calculated using the current equivalent of number of common shares outstanding at the time of the dividend based on the Corporation's shares outstanding.

     COMMUNITY BANKSHARES, INC. - AVERAGE BALANCE SHEETS, YIELDS, AND RATES

Nine months ended Sept. 30,                                                2002                                   2001
In thousands                                                             Interest                               Interest
                                                              Average     Income/    Yields/          Average     Income/    Yields/
                   Assets                                     Balance    Expense      Rates           Balance    Expense     Rates
                                                              -------    -------      -----           -------    -------     -----

Interest bearing deposits ...............................   $  1,388    $    18        1.73%        $  4,441     $   144       4.32%
Investment securities taxable ...........................     43,507      1,504        4.61%          36,490       1,699       6.21%
Investment securities--tax exempt* ......................      3,290        111        6.82%             746          21       5.69%
Federal funds sold ......................................     19,672        254        1.72%          19,514         642       4.39%
Loans receivable ........................................    268,216     14,017        6.97%         206,419      13,694       8.85%
                                                            --------    -------                     --------     -------
  Total interest earning assets .........................    336,073     15,904        6.31%         267,610      16,200       8.07%
Cash and due from banks .................................     13,569                                   9,166
Allowance for loan losses ...............................     (3,085)                                 (2,605)
Premises and equipment ..................................      5,830                                   4,475
Intangible assets .......................................      3,172                                       -
Other assets ............................................      3,374                                   3,058
                                                            --------                                --------
  Total assets ..........................................   $358,933                                $281,704
                                                            ========                                ========

    Liabilities and Shareholders' Equity
Interest bearing deposits
Savings .................................................   $ 52,748    $   668        1.69%         $37,290     $   927       3.31%
Interest bearing transaction accounts ...................     41,270        230        0.74%          23,389         165        .94%
Time deposits ...........................................    155,153      3,972        3.41%         136,836       5,909       5.76%
                                                            --------    -------                     --------     -------
  Total interest bearing deposits .......................    249,171      4,870        2.61%         197,515       7,001       4.73%
Short term borrowing ....................................      4,753         75        2.10%           7,414         212       3.81%
Other borrowings ........................................     30,537      1,090        4.76%          19,773         861       5.81%
                                                            --------    -------                     --------     -------
  Total interest bearing liabilities ....................    284,461      6,035        2.83%         224,702       8,074       4.79%
Noninterest bearing demand deposits .....................     38,640                                  30,779
Other liabilities .......................................      2,680                                   1,735
Shareholders' equity ....................................     33,152                                  24,488
                                                            --------                                --------
  Total liabilities and shareholders' equity ............   $358,933                                $281,704
                                                            ========                                ========

Interest rate spread                                                                   3.48%                                   3.28%
Net interest income and net yield on
     earning assets                                                     $ 9,869        3.92%                     $ 8,126       4.05%
                                                                        =======        =====                     =======       =====

* Yields are quoted as fully taxable equivalents

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as `forward looking statements' for purposes of the safe harbor provided by Section 21E of the Securities
Exchange Act of 1934, as amended. The words "estimate," "project," "intend,", "expect," "believe," "anticipate," "plan," and similar expressions identify forward-looking statements. The Corporation cautions readers that forward looking statements, including without limitation, those relating to the Corporation's future business prospects, ability to successfully integrate recent acquisitions, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Corporation's reports filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Net Income

         For the first nine months of 2002 Community Bankshares Inc. (CBI) earned a consolidated profit of $3,936,000 compared to $2,793,000 for the same period of 2001, an increase of 40.9% or $1,143,000. Basic earnings per share were $1.13 in the 2002 period compared to $.87 for the 2001 period. Diluted earnings per share were $1.09 in the 2002 period compared to $.87 for the 2001 period.

         For the first nine months of 2002 Orangeburg National Bank reported a profit of $2,135,000 compared to $1,869,000 for the first nine months of 2001, an increase of 14.2% or $266,000.

         For the first nine months of 2002 Sumter National Bank reported a profit of $979,000 compared to $849,000 for the first nine months of 2001, an increase of 15.3% or $130,000.

         For the first nine months of 2002 Florence National Bank reported a profit of $277,000 compared to $125,000 for the first nine months of 2001, an increase of 122% or $152,000. The Florence bank began operation in July 1998.

         For the first nine months of 2002 Community Resource Mortgage Inc. reported a profit of $333,000. CBI acquired the mortgage company in November 2001 so there are no comparative numbers available.

         For the three month period ended September 30, 2002 the Bank of Ridgeway reported a profit of $291,000. CBI acquired the Ridgeway Bank July 1, 2002 so there are no comparative numbers available.

         As noted above, consolidated net income for the nine months ended September 30, 2002, increased from the prior year by 40.9% or $1,143,000. The major components of this increase are discussed below. Net interest income before provision for loan losses for the nine months ended September 30, 2002 increased to $9,869,000 compared to $8,126,000 for the same period in 2001, an increase of 21.4% or $1,743,000. For the same period the provision for loan losses was $597,000 compared to $457,000 for the 2001 period, an increase of 30.6% or $140,000. Non-interest income for the 2002 period increased to $5,566,000 from $1,987,000 for the 2001 period, a 180% or $3,579,000 increase.
Non-interest expense increased to $8,763,000 from $5,322,000, a 64.7% or $3,441,000 increase.

         The large percentage increases are primarily the result of the addition of Community Resource Mortgage and the Bank of Ridgeway. The mortgage company was acquired November 1, 2001 and the Ridgeway bank was acquired July 1, 2002. Accordingly, throughout this discussion there will be significant percentage and dollar changes on a year to date and quarter to date basis. Consoldiated net income includes $333,000 which was contributed by fee income from residential mortgage lending activities of the mortgage company. This income is very sensitive to home purchase and refinancing demand which, in turn, is sensitive to interest rates. Accordingly, this component of net income is significantly more volatile than other components of net income. This volatility is somewhat mitigated by the fact that personnel compensation is directly related to loan production volumes.


Profitability

         Profitability may be measured through the ROA (return on average assets) and the ROE (return on average equity). Return on assets is the income for the period divided by the average assets for the period, annualized. Return on equity is the income for the period divided by the average equity for the period, annualized. Operating results for the nine months ended September 30, 2002 and 2001 are shown below.

                                                    Period ended September 30,
                                                    2002                  2001
                                                    ----                  ----
                                                      (dollars in thousands)

Average assets .......................            $358,933             $281,704
ROA ..................................                1.46%                1.32%
Average equity .......................            $ 33,152             $ 24,488
ROE ..................................               15.83%               15.21%
Net income ...........................            $  3,936             $  2,793


Net interest income

         Net interest income, the major component of CBI's income, is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. During the first nine months of 2002 net interest income after provision for loan losses increased to $9,272,000 from $7,669,000, a 20.9% or $1,603,000 increase over the
2001 period. This improvement was mostly the result of a $69 million increase in the average volume of earning assets, of which $40 million resulted from acquistions. The average yield on earning assets decreased to 6.31% for the 2002 period from 8.07% for the 2001 period. This decline in yield was primarily the result of market interest rate declines. When 2001 began, the prime lending rate was 9.5%; by year-end 2001 it was at 4.75% where it has remained through the first nine months of 2002.

         For the first nine months of 2002 the cost of funds averaged 2.83%, decreased from 4.79% for the first nine months of 2001. The effect of these changes was a net interest spread (yield on earning assets less cost of interest bearing liabilities) of 3.48% for the first nine months of 2002, increased from 3.28% for the first nine months of 2001. CBI's net interest margin (net interest income divided by total earning assets) was 3.92% for the first nine months of 2002 compared to 4.05% for the first nine months of 2001.

Interest Income

         Elsewhere in this report is a table comparing the average balances, yields, and rates for the interest rate sensitive segments of the Corporation's balance sheets for the nine months ended September 30, 2002 and 2001. A discussion of that table follows.

         Total interest income for the first nine months of 2002 was $15,904,000 compared to $16,200,000 for the same period in 2001, a 1.8% or $296,000 decrease. The yield on average earning assets for the 2002 period was 6.31%, decreased from 8.07% for the 2001 period. Total average interest earning assets for the 2002 period were $336,073,000 compared to $267,610,000 for the 2001 period, an increase of 25.6% or $68,463,000.

         The loan portfolio earned $14,017,000 for the first nine months of 2002 compared to $13,694,000 for the same period of 2001, a 2.4% or $323,000 increase. The yield decreased to 6.97% for the 2002 period from 8.85% for the 2001 period. The average size of the loan portfolio was $268,216,000 for the 2002 period compared to $206,419,000 for the 2001 period, an increase of 29.9% or $61,797,000.

         The taxable investment portfolio earned $1,504,000 for the first nine months in 2002 compared to $1,699,000 for the same period in 2001, an 11.5% or $195,000 decrease. The yield decreased to 4.61% in the 2002 period from 6.21% in the 2001 period. The average size of the portfolio was $43,507,000 in the 2002 period compared to $36,490,000 in the 2001 period, an increase of 19.2% or $7,017,000.

         The tax-exempt investment portfolio earned $111,000 for the first nine months in 2002 compared to $21,000 for the same period in 2001, a 429% or $90,000 increase. The yield (on a taxable equivalent basis) on the portfolio was 6.82%, an increase from 5.69%. The average size of the portfolio was $3,290,000 for the 2002 period compared to $746,000 in the 2001 period, an increase of 341% or $2,544,000. The unusual magnitude of the percentage change in this category is due to the acquisition of the Bank of Ridgeway on July 1, 2002 and its tax exempt investment portfolio, which at September 30, 2002 totaled $9,515,000.

         Interest bearing deposits in other banks contributed $18,000 for the first nine months of 2002 compared to $144,000 during the prior year, a decrease of 87.5% or $126,000. The yield on these deposits decreased to 1.73% for the 2002 period from 4.32% in the 2001 period. CBI averaged $1,388,000 in interest bearing balances in the first nine months of 2002 compared to $4,441,000 the first nine months of the prior year, a decrease of 68.7% or $3,053,000.

         Federal funds sold earned $254,000 the first nine months of 2002 compared to $642,000 the prior year, a decrease of 60.4% or $388,000. Yields decreased to 1.72% for the first nine months in 2002 from 4.39% for the first nine months in 2001. For the first nine months of 2002 CBI increased its average volume in federal funds sold to $19,672,000 compared to $19,514,000 for the first nine months of 2001, a .8% or $158,000 increase.



Interest Expense

         Interest expense for the first nine months of 2002 was $6,035,000 compared to the prior year's $8,074,000, a 25.3% or $2,039,000 decrease. The volume of interest bearing liabilities was $284,461,000 for the first nine months in 2002 compared to $224,702,000 for the first nine months of 2001, a 26.6% or $59,759,000 increase. The average rate paid for interest-bearing liabilities during the 2002 period was 2.83%, decreased from 4.79% for the 2001 period.

         The cost of savings accounts was $668,000 in the first nine months in 2002 compared to $927,000 in the first nine months of 2001, a 27.9% or $259,000 decrease. Average savings deposit balances were $52,748,000 for the first nine months in 2002 compared to $37,290,000 for the first nine months of 2001, an increase of 41.5% or $15,458,000. The average rate paid on these funds decreased to 1.69% from 3.31%.

         Interest bearing transaction accounts cost $230,000 for the first nine months in 2002 compared to the prior year's $165,000, an increase of 39.4% or $65,000. The volume of these deposits was $41,270,000 for the first nine months in 2002 compared to $23,389,000 for the first nine months of 2001, a 76.5% or $17,881,000 increase. The average rate paid on these funds for the first nine months in 2002 decreased to .74% from .94% for the first nine months of 2001.

         Time deposits cost $3,972,000 for the first nine months of 2002 compared to $5,909,000 for the first nine months of the prior year, a decrease of 32.8% or $1,937,000. The volume was $155,153,000 for the first nine months in 2002 compared to $136,836,000 for the first nine months of 2001, a 13.4% or $18,317,000 increase. The average rate paid on these funds decreased to 3.41% for the first nine months in 2002 from 5.76% for the first nine months in 2001.

         Short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase. This is a relatively small and volatile part of the balance sheet. It cost $75,000 for the first nine months in 2002 compared to $212,000 for the first nine months of 2001, a decrease of 64.6% or $137,000. The volume of these funds was $4,753,000 in the first nine months of 2002 compared to $7,414,000 in the first nine months of 2001, a decrease of 35.9% or $2,661,000. The average rate paid on these funds decreased to 2.10% from 3.81%.

         Other borrowings consist of advances from the Federal Home Loan Bank and warehouse lines of credit for the mortgage company. They cost $1,090,000 for the first nine months in 2002 compared to $861,000 for the first nine months in 2001, an increase of 26.7% or $229,000. The borrowings averaged $30,537,000 during the 2002 period compared to $19,773,000 for the prior year period, a 54.4% or $10,764,000 increase. The average rate paid on these funds decreased to 4.76% from 5.81%. The primary reason for the substantial increase in these borrowings is the addition of the lines of credit for the mortgage company, which are not reflected in 2001 period.

Non-Interest Income

         Non-interest income for the first nine months of 2002 grew to $5,566,000 from $1,987,000 for the first nine months of 2001, a 180% or $3,579,000 increase. Approximately $3 million of this increase was related to the mortgage company.

Non-Interest Expense

         For the first nine months of 2002 non-interest expenses increased to $8,763,000 from $5,322,000 for the first nine months of 2001, a 64.7% or $3,441,000 increase. Approximately $2.1 million of this increase was related to the mortgage company and approximately $650,000 was related to the Ridgeway bank. These two acquisitions account for most of the increases noted below.

         For the 2002 period personnel costs were $5,546,000 compared to $3,172,000 for the 2001 period, an increase of 74.8% or $2,374,000;

         For the 2002 period premises and equipment expenses were $998,000 compared to $703,000 for the 2001 period, an increase of 42% or $295,000; and

         For the 2002 period other costs were $2,219,000 compared to $1,447,000 for the 2001 period, an increase of 53.4% or $772,000.

Income Taxes

         CBI provided $2,139,000 for federal and state income taxes during the first nine months of 2002 compared to $1,541,000 for the same period in 2001, a 38.8% or $598,000 increase. The average tax rate for the 2002 period was 35.2% and for the 2001 period it was 35.6%.


RESULTS OF OPERATIONS FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001

Net Income

         For the quarter ended September 30, 2002 CBI earned a consolidated profit of $1,600,000, compared to $962,000 for the comparable period of 2001, an increase of 66.3% or $638,000. Basic earnings per share were $.37 in the 2002 period, compared to $.30 for the 2001 period. Diluted earnings per share were $.36 in the 2002 period, compared to $.30 for the 2001 period. The changes in the items comprising net interest income, which are discussed below, resulted from essentially the same factors discussed above regarding the results of operation for the nine months ended September 30, 2002, most notably the acquisitions of Community Resource Mortgage and the Bank of Ridgeway.

Net interest income

         Net interest income before provision for loan losses for the quarter ended September 30, 2002 increased to $3,975,000 compared to $2,770,000 for the same period in 2001, an increase of 43.5% or $1,205,000. For the same period the provision for loan losses was $239,000 compared to $180,000 for the 2001 period, an increase of 32.8% or $59,000.

Interest Income

         Total  interest  income  for the  third  quarter  2002  was  $6,140,000 compared with $5,261,000 for the same period in 2001, a 16.7% or $879,000 increase.

         The loan portfolio earned $5,351,000 for the third quarter 2002 compared to $4,578,000 for the same period of 2001, a 16.9% or $773,000 increase.

         The investment portfolio earned $694,000 for the third quarter 2002 compared to $457,000 for the 2001 period, a 51.9% or $237,000 increase.

         Interest bearing deposits in other banks contributed $8,000 for the third quarter 2002 compared to $38,000 during the prior year, a decrease of 78.9% or $30,000.

         Federal funds sold earned $87,000 the third quarter of 2002 compared to $188,000 the prior year, a decrease of 53.7% or $101,000.


Interest expense

         Interest expense for the third quarter of 2002 was $2,165,000 compared to the prior year's $2,491,000, a 13.1% or $326,000 decrease.

Non-interest income and expense

         Non-interest income for the 2002 period was $2,129,000 compared to $744,000 for the 2001 period, a 186% or $1,385,000 increase. Most of this change is due to the mortgage company. Non-interest expense was $3,440,000 compared to $1,833,000, an 87.7% or $1,607,000 increase.


CHANGES IN FINANCIAL POSITION

Investment portfolio

         The investment portfolio is comprised of held to maturity securities and available for sale securities. CBI and its banks usually purchase short-term issues (ten years or less) of U. S Treasury and U. S. Government agency securities for investment purposes. At September 30, 2002, the held to maturity portfolio totaled $500,000, unchanged from December 31, 2001. At September 30, 2002, the available for sale portfolio totaled $58,830,000 compared to $43,207,000 at December 31, 2001, an increase of 36.2% or $15,623,000. The following chart summarizes the investment portfolios at September 30, 2002, and December 31, 2001.

                                                                                          September 30, 2002
                                                                         Held to maturity                    Available for sale
                                                                Amortized cost       Fair value        Amortized cost    Fair value
                                                                --------------       ----------        --------------    ----------
                                                                                        (dollars in thousands)
U. S. Government and agencies ..........................            $   500            $   502            $46,583             47,008
Tax exempt securities ..................................                  -                  -              9,115              9,724
Mortgage backed securities .............................                  -                  -                 49                 53
Other equity securities ................................                  -                  -              2,045              2,045
                                                                    -------            -------            -------            -------
Total ..................................................            $   500            $   502            $57,792            $58,830
                                                                    =======            =======            =======            =======

Unrealized gain (loss) .................................            $     2                               $ 1,038
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
                                                                     =====                                =======


Loan portfolio

         The loan portfolio is primarily consumer and small business oriented. At September 30, 2002 the loan portfolio was $300,051,000 compared to $229,905,000 at December 31, 2001, a 30.5% or $70,146,000 increase. The following chart summarizes the loan portfolio at September 30, 2002 and December 31, 2001.

                                         Sept. 30, 2002    Dec. 31, 2001
                                         --------------    -------------
                                             (dollars in thousands)
Real estate .........................       $187,361          $146,559
Commercial ..........................         76,561            56,515
Loans to individuals ................         36,129            26,831
                                            --------          --------
Total ...............................       $300,051          $229,905
                                            ========          ========



Past Due and Non-Performing Assets and the Allowance for Loan Losses

         CBI closely monitors past due loans and loans that are in non-accrual status and other real estate owned. Below is a summary of past due and non-performing assets at September 30, 2002 and December 31, 2001.

                                            Sept. 30, 2002         Dec. 31, 2001
                                            --------------         -------------
                                                   (dollars in thousands)
Past due 90 days + accruing loans ........         $296                    $17
Non-accrual loans ........................         $954                   $281
Impaired loans (included in nonaccrual) ..         $954                   $281
Other real estate owned ..................         $  -                   $267

         Management considers the past due and non-accrual amounts at September 30, 2002 to be reasonable in relation to the size of the portfolio and manageable in the normal course of business.

         CBI had no restructured loans during any of the above listed periods.

Allowance for Loan Losses

         The Corporation operates four independent community banks in central South Carolina. Under the provisions of various state and national banking laws each board of directors is responsible for determining the adequacy of its Bank's loan loss allowance. In addition, each national Bank is supervised and regularly examined by the Office of the Comptroller of the Currency of the U. S. Treasury Department. Our state chartered bank is supervised and regularly examined by the Federal Deposit Insurance Corporation and state bank examiners. As a normal part of a safety and soundness examination examiners will assess and comment on the adequacy of a bank's allowance for loan losses and may, in some cases, require changes in the allowance. The allowance presented in this discussion is on an aggregated basis.

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

         Management of each of the banks reviews its allowance for loan losses in three broad categories: commercial, real estate and installment loans. However, management of each of the banks does not believe it would be useful to maintain a separate allowance for each category. Instead management of each of the banks assigns an estimated risk percentage factor to each category in the computation of the overall allowance. In general terms, the real estate loan portfolio is subject to the least risk, followed by the installment loan portfolio, which in turn is followed by the commercial portfolio. The Banks' internal and external loan review programs will from time to time identify loans that are subject to specific weaknesses and such loans will be reviewed for a specific loan loss allowance.

         Based on the current levels of non-performing and other problem loans, management of each of the banks believes that loan charge-offs in 2002 will exceed the 2001 levels as such loans progress through the collection process. Management believes that the allowance for loan losses, as of September 30, 2002 is sufficient to absorb the expected charge-offs and provide adequately for the inherent losses that remain in the loan portfolio. Management will continue to closely monitor the levels of non-performing and potential problem loans and address the weaknesses in these credits to enhance the amount of ultimate collection or recovery of these assets. Management considers the levels and trends in non-performing and past due loans in determining how historical loan loss rates are adjusted.

         The aggregate allowance for loan losses of the Banks and the aggregate activity with respect to those allowances are summarized in the following table.

                                                                     Nine months ended                            Nine months ended
                                                                    September 30, 2002        Dec. 31, 2001       September 30, 2001
                                                                    ------------------        -------------       ------------------
Allowance at beginning of period ...........................               $ 3,248                 $ 2,424                 $ 2,424
Provision expense ..........................................                   597                     678                     457
Net charge offs ............................................                  (348)                   (272)                   (120)
                                                                           -------                 -------                 -------
Allowance at end of period .................................               $ 3,497                 $ 2,830                 $ 2,761
                                                                           =======                 =======                 =======
Allowance / outstanding loans ..............................                  1.17%                   1.23%                   1.26%

         In reviewing the adequacy of the allowance for loan losses at the end of each period, management of each bank considers historical loan loss experience, current economic conditions, loans outstanding, trends in non-performing and delinquent loans, and the quality of collateral securing problem loans. Based on these considerations management makes estimates on the amount of loss inherent in the loan portfolio so that an adequate allowance can be maintained. After charging off all known losses, management of each bank considers the allowance adequate to provide for estimated losses inherent in the loan portfolio at September 30, 2002.


Intangible assets

         CBI has adopted FASB No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As of September 30, 2002 the balance in intangible assets totaled $7,958,000, compared to $921,000 at December 31, 2001. Of the balance, approximately $7 million represents goodwill and the core deposit intangible associated with the acquisition of the Ridgeway bank (more fully discussed later in this document) and the $921,000 represents goodwill associated with the acquisition of Community Resource Mortgage.


Deposits

         Deposits   were   $334,125,000   at  September  30,  2002  compared  to
$255,433,000 at December 31, 2001, an increase of 30.8% or $78,692,000.

         Time deposits greater than $100,000 were $70,082,000 at September 30, 2002 compared to $51,374,000 at December 31, 2001, an increase of 36.4% or $18,708,000. This category of deposits is generally more sensitive to changes in interest rates than other categories and consequently may be a somewhat volatile funding source. Slightly less than half the increase in balances is accounted for by the addition of the Ridgeway bank, most of the remainder is due to increases at the Sumter bank.

Liquidity

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in a timely and economical manner. The most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being the ability to attract deposits within the Orangeburg National Bank, Sumter National Bank, Florence National Bank and the Bank of Ridgeway service areas. Core deposits (total deposits less certificates of deposit of $100,000 or more) provide a relatively stable funding base. Certificates of deposit of $100,000 or more are generally more sensitive to changes in rates, so they must be monitored carefully. Asset liquidity is provided by several sources, including amounts due from banks, federal funds sold, and investments available for sale.

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

         CBI through its banking subsidiaries has a demonstrated ability to attract deposits from its markets. Deposits have grown from $30 million in 1989 to over $334 million in 2002. This base of deposits is the major source of operating liquidity.

         CBI's long term liquidity needs are expected to be primarily affected by the maturing of long-term certificates of deposit. At September 30, 2002 CBI had approximately $29.9 million and $20 million in certificates of deposit and other interest bearing liabilities maturing in one to five years and over five years, respectively. CBI's assets maturing or repricing in the same periods were $162 million and $46 million, respectively. CBI expects to be able to manage its current balance sheet structure without experiencing any material liquidity problems.

         In the opinion of management, CBI's current and projected liquidity position is adequate.

Capital resources

         As summarized in the table below, CBI maintains a well capitalized position.

                                                                                                                  Minimum required
                                                                                                                    for capital
                                                                              Sept. 30, 2002       Dec. 31, 2001      adequacy
                                                                              --------------       -------------      --------
Tier 1 capital to average total assets ...............................             8.41%             8.20%               4.00%
Tier 1 capital to risk weighted assets ...............................            11.20%            11.10%               4.00%
Total capital to risk weighted assets ................................            12.34%            12.30%               6.00%

         In the opinion of management, the Corporation's current and projected capital positions meet all applicable requirements and are adequate.

Dividends

         CBI declared and paid a quarterly cash dividend of eight cents per share for each of the first three quarters of 2002. The total cost of these dividends was $873,000.


Business Combination

     On July 1, 2002 CBI acquired 100% of the common stock of Ridgeway Bancshares Inc., the parent of the Bank of Ridgeway. The contract purchase price was one million shares of CBI common stock, with a market value at the time of the announcement of $12,020,000, and $4 million in cash. CBI incurred additional costs associated with the acquisition of $621,000. The results of Ridgeway's operations have been included in the consolidated financial statements since that date. The Bank of Ridgeway is the oldest state chartered community bank in the state of South Carolina and is operating as one of four community bank subsidiaries of CBI. As a result of the acquisition, CBI expects to improve its position in the South Carolina community banking market.

         The following table summarizes the estimated fair market value of the assets acquired and the liabilities assumed at the date of the acquisition, July 1, 2002. CBI obtained the services of an independent firm to assist in valuing the loans and deposits. Local real estate appraisers were used to determine the fair value of the bank's real property.

                 $ in thousands                                       Fair value
                                                                      ----------
ASSETS
  Cash  and federal funds .................................              $ 9,774
  Investments .............................................               24,727
  Loans, net of allowance .................................               44,078
  Premises and equipment ..................................                1,021
  Goodwill ................................................                3,400
  Core deposit intangible .................................                3,698
  Other assets ............................................                  599
                                                                         -------
Total assets acquired .....................................              $87,297
                                                                         -------

LIABILITIES
  Deposits ................................................              $66,697
  Short-term borrowings ...................................                3,600
  Other liabilities .......................................                4,359
                                                                         -------
Total liabilities assumed .................................               74,656
                                                                         -------

Net assets acquired .......................................              $12,641
                                                                         =======

         The core deposit intangible of $3.7 million will be amortized over its estimated useful life of 15 years. The goodwill amount of $3.4 million will be periodically evaluated for impairment.

         Presented below are the pro forma results of operations for the year to date and quarter ended September 30, 2002 and the corresponding periods for 2001 as though the business combination had been completed on the first day the reported period.

                                                                        2002                                    2001
For the nine months ended
     September 30,                                        CBI            RW         Total*         CBI           RW           Total
                                                          ---            --         ------         ---           --           -----
Total interest and noninterest income ..........        21,470         2,693        24,163        18,187         4,524        22,711
Net interest income ............................         9,869         1,674        11,543         8,126         2,299        10,425
Net income .....................................         3,936           410         4,346         2,793           791         3,584
EPS ............................................                                      1.09                                      0.91

                                                                        2002                                    2001
For the three months ended
     September 30,                                        CBI            RW         Total*         CBI           RW           Total
                                                          ---            --         ------         ---           --           -----
Total interest and noninterest income ..........         6,902         1,367         8,269         6,005         1,477         7,482
Net interest income ............................         3,097           878         3,975         2,770           785         3,555
Net income .....................................         1,309           291         1,600           962           270         1,232
EPS ............................................                                      0.37                                      0.36

* CBI total includes Ridgeway results for three months ended Sept. 30, 2002 ** Total is from the statements of income



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

         The Corporation's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Corporation's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a quarterly basis in order to obtain the most accurate projection possible. The projection presents information over a twelve-month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 100 and 200 basis points. According to the model as of September 30, 2002 the Corporation is positioned so that net interest income would be expected to increase $363,000 and net income would be expected to increase $224,000 in the next twelve months if interest rates rise 100 basis points. Conversely, net interest income would be expected to decline $363,000 and net income would be expected to decline $224,000 in the next twelve months if interest rates decline 100 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Corporation could undertake in response to changes in interest rates.

         As of September 30, 2002 there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2001. The foregoing disclosures related to the market risk of the Corporation should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2001 Annual Report on Form 10-K.

Item 4. Controls and Procedures

(a) Based on their evaluation of the issuer's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-14(c) and 240.15d-14(c)) as of a date within 90 days prior to the filing of this quarterly report, the issuer's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures was adequate.

(b) There were no significant changes in the issuer's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses, other than the following item. In September the CBI audit committee and board of directors conducted a review of the company's risk management systems. They elected to increase the financial resources devoted to loan review, compliance and internal auditing. The Board and management consider this to be an enhancement of internal controls.

Part II--Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Index

Exhibit No.(from          Description
item 601 of S-K)
       10                 Amended and Restated Guaranty Agreement, dated
                          October 7, 2002


b) Reports on Form 8-K.

     1. A Form 8-K was filed July 15, 2002 to report pursuant to item 2 thereof the Corporation's acquisition of Ridgeway Bancshares, Inc.

     2. Amendment No. 1 to the above referenced 8-K was filed September 16, 2002 to provide financial statements required by Items 2 and 7 of Form 8-K in conncection with the Corporation's acquisition of Ridgeway Bancshares, Inc.


Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       DATED: November 12,  2002
COMMUNITY BANKSHARES, INC.

By:  s/  E. J. Ayers, Jr.
    ----------------------
         E. J. Ayers, Jr.,
         Chief Executive Officer

By:  s/  William W. Traynham
     -----------------------
         William W. Traynham
         President and Chief Financial Officer
         (Principal Accounting Officer)

                                 CERTIFICATIONS

         I, E. J. Ayers, Jr., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Community Bankshares Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002                    s/E. J. Ayers, Jr.
                                           -----------------------------------
                                           E. J. Ayers, Jr.

                                           Chairman and CEO

                                 CERTIFICATIONS

         I, William W. Traynham, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Community Bankshares Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002                s/William W. Traynham
                                       -----------------------------------
                                       William W. Traynham

                                       President and CFO

                                  EXHIBIT INDEX

Exhibit No. (from               Description
Item 601 of S-K)

     10                         Amended and Restated Guaranty Agreement, Dated
                                October 7, 2002