Form 10-K
period 2002-12-31
COMMUNITY BANKSHARES INC /SC/
filed 2003-03-31
CIK 894508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002                File Number 000-22054

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

         Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an  accelerated  filer
(as defined in Rule 12b-2 of the Act).   Yes [ ]   No [X]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2002, was approximately. $42,156,000.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates on March 7, 2002 was approximately $49,547,000. As of March 12, 2003 there were 4,304,384 shares of the Registrant's Common Stock, no par value, outstanding. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders - Part III
--------------------------------------------------------------------------------

                             10-K TABLE OF CONTENTS

                                     Part I                                                             Page
     Item 1      Description of Business                                                                  3
     Item 2      Description of Property                                                                 10
     Item 3      Legal Proceedings                                                                       10
     Item 4      Submission of Matters to a Vote of Security Holders                                     10

                                     Part II
     Item 5      Market for Common Equity and Related Stockholder Matters                                11
     Item 6      Selected Financial Data                                                                 11
     Item 7      Management's Discussion and Analysis of Financial Condition and Results of              13
                      Operations
    Item 7A      Quantitative and Qualitative Disclosures about Market Risk                              31
     Item 8      Financial Statements and Supplementary Data                                             33
                 Independent Auditor's Report                                                            35
                 Consolidated Balance Sheets, December 31, 2002 and 2001                                 36
                 Consolidated Statements of Income, Years Ended December 31, 2002, 2001 and 2000         37
                 Consolidated Statements of Changes in Shareholders' Equity, Years Ended December        39
                      31, 2002, 2001 and 2000
                 Consolidated Statements of Cash Flows, Years Ended December 31, 2002, 2001 and          41
                      2000
                 Notes to Consolidated Financial Statements                                              43
                 Quarterly Data for 2002 and 2001                                                        74
     Item 9      Changes In and Disagreements with Accountants on Accounting and Financial               75
                      Disclosure

                                    Part III
    Item 10      Directors and Executive Officers                                                         *
    Item 11      Executive Compensation                                                                   *
    Item 12      Security Ownership of Certain Beneficial Owners and Management and
                      Related Stockholder Matters                                                        75
    Item 13      Certain Relationships and Related Transactions                                           *
    Item 14      Controls and Procedures                                                                 76

                                     Part IV
    Item 15      Exhibits and Reports on  Form 8-K                                                       76

     * Incorporated by reference to Registrant's Proxy Statement for 2003 Annual Meeting of Shareholders

                                     PART I

Item 1.  Description of Business

Form of organization

         Community Bankshares, Inc. (CBI or the Corporation) is a South Carolina corporation and a bank holding company. CBI commenced operations on July 1, 1993, upon effectiveness of the acquisition of the Orangeburg National Bank as a wholly owned subsidiary. In June 1996 CBI acquired all the stock of Sumter National Bank, which is also a wholly owned subsidiary. In July 1998 CBI acquired all the stock of Florence National Bank, which is also a wholly owned subsidiary. In July 2002 CBI acquired all the common stock of Ridgeway Bancshares Inc., the parent company of the Bank of Ridgeway.

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

         Bank  of   Ridgeway   (the   Ridgeway   bank)   is  a  South   Carolina
state-chartered bank, organized in 1898, operating from one office in Ridgeway, one office in Winnsboro, and one office in Blythewood, South Carolina.

         In November 2001 CBI acquired all the common stock of Resource Mortgage Inc., a Columbia, South Carolina based mortgage company. The mortgage company operates as a wholly owned subsidiary of the holding company and is now named Community Resource Mortgage Inc. (CRM).

Business of banking

         The Orangeburg, Sumter, Florence and Ridgeway banks (hereafter referred to as the Banks) offer a full array of commercial bank services. Deposit services include business and personal checking accounts, NOW accounts, savings accounts, money market accounts, various term certificates of deposit, IRA accounts, and other deposit services. The Federal Deposit Insurance Corporation insures deposits up to applicable limits. Most of the Banks' deposits are attracted from individuals and small businesses.

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

         Other services offered by the Banks include safe deposit boxes, night depository service, VISA and Master Card charge cards (through a correspondent), tax deposits, sale of U.S. Treasury bonds, notes and bills and other U. S. government securities (through a correspondent), twenty-four hour automated teller service, and Internet banking services (not yet available in the Ridgeway bank). Each of the Banks has ATMs and they are all part of the Star and Cirrus networks.

         The Mortgage company provides a wide variety of one to four family residential mortgage products in the Columbia, Sumter and Anderson, South Carolina markets.

Competition

         The market for financial institutions in our various markets is generally highly competitive. Banks generally compete with other financial institutions through the banking services and products offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered. The Banks encounter strong competition from most of the financial institutions in their market areas.

         The market area for the Orangeburg bank generally encompasses an area extending nine miles around the city of Orangeburg. The market area for the Sumter bank generally encompasses the county of Sumter. The market area for the Florence bank generally encompasses the city of Florence. The market area for the Ridgeway bank generally encompasses Fairfield County (for the Ridgeway and Winnsboro offices) and the town of Blythewood in Richland County. In the conduct of certain banking business, the Banks also compete with credit unions, consumer finance companies, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Banks. Many of these competitors have substantially greater resources and lending limits than the Banks and offer certain services, such as international banking and trust services, that the Banks do not provide. The Banks believe, however, that their relatively small size permits them to offer more personalized services than many of their competitors. The Banks attempt to compensate for their lower lending limits by participating larger loans with other institutions, often with each other.

         Most of the other financial institutions in the Orangeburg, Sumter, Florence and most of the Ridgeway service areas are branch offices of large, regional banks. At June 30, 2002, there were four financial institutions competing with the Corporation in the city of Orangeburg, seven financial institutions competing with the Corporation in Sumter County, and 14 financial institutions competing with the Corporation in the city of Florence. At June 30, 2002, the Orangeburg bank had the second largest deposit base in the city of Orangeburg. At June 30, 2002, the Sumter bank had the fifth largest deposit base in Sumter County. At June 30, 2002, the Florence bank had the fifth largest deposit base in the city of Florence. At June 30, 2002, The Ridgeway bank had the largest deposit base in Fairfield County and approximately half the deposits in the town of Blythewood.

         The mortgage company has offices in Anderson, Richland and Sumter Counties of South Carolina, where it competes with hundreds of financial institutions and mortgage originators.

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

         As discussed below under the caption "Gramm-Leach-Bliley Act", Congress has recently adopted extensive changes in the laws governing the financial services industry. Among the changes adopted are creation of the financial holding company, a new type of bank holding company with powers that greatly exceed those of standard holding companies, and creation of the financial subsidiary, a subsidiary that can be used by national banks to engage in many, though not all, of the same activities in which a financial holding company may engage. The legislation also establishes the concept of functional regulation whereby the various financial activities in which financial institutions engage are overseen by the regulator with the relevant regulatory experience. Neither CBI nor the Banks has yet made a decision as to how to adapt the new legislation to its use. Accordingly, the following discussion relates to the supervisory and regulatory provisions that apply to CBI and the Banks as they currently operate.

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

         As discussed below under "Gramm-Leach-Bliley Act", a bank holding company that meets certain requirements may now qualify as a financial holding company and thereby significantly increase the variety of services it may provide and the investments it may make.

         CBI is also subject to limited regulation and supervision by the South Carolina State Board of Financial Institutions (the "State Board"). A South Carolina bank holding company may be required to provide the State Board with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The
State Board also may require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued thereunder by the State Board have been complied with, and the State Board may examine any bank holding company and its subsidiaries. Furthermore, pursuant to applicable law and regulations, the Company must receive approval of, or give notice to (as applicable) the State Board prior to engaging in the acquisition of banking or non-banking institutions or assets.

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

Capital Adequacy Guidelines for Bank Holding Companies and Banks

         The various federal bank regulators, including the Federal Reserve and the FDIC, have adopted risk-based and leverage capital adequacy guidelines assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off balance sheet exposures, as adjusted for credit risks. The capital guidelines and CBI's capital position are summarized in Note 20 to the Financial Statements, contained elsewhere in this report. All four of the Banks are considered well capitalized.

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

         Each national banking association is required by federal law to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared by the board of directors of such bank in any year will exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, national banks can only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation).South Carolina banking regulations also restrict the amount of dividends that banks can pay shareholders. Any dividends by a South Carolina state bank that exceed the bank's total year-to-date earnings are subject to prior approval of the South Carolina Commissioner of Banking and are generally payable only from undivided profits. Payment of dividends by a state bank would also be prohibited if the effect would be to cause the Bank's capital to fall below applicable minimum capital requirements.

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

FDIC Insurance Assessments

         Because Orangeburg National Bank's, Sumter National Bank's, Florence National Bank's and the Bank of Ridgeway's deposits are insured by the Bank Insurance Fund of the FDIC ("BIF"), the Banks are subject to semiannual insurance assessments imposed by the FDIC. Since January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, legislation enacted in 1996 requires that both Savings Association Insurance Fund ("SAIF") insured and BIF insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). To cover these obligations, during 2002, the FDIC assessed both BIF and SAIF insured deposits a range of 1.82 to 1.70 basis points per $100 of deposits. Currently, the FDIC is assessing BIF and SAIF insured deposits each 1.68 basis points per $100 of deposits to cover the interest on the FICO obligations. The FICO assessment will continue to be adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Regulation of the Banks

         Orangeburg National Bank, Sumter National Bank, and Florence National Bank are also subject to examination by the OCC bank examiners. The Bank of Ridgeway is subject to examination by FDIC and the State Board. In addition, the Banks are subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit and laws relating to branch banking. The Banks' loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Banks are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Interstate Banking

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegel-Neal"), CBI and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. Riegle-Neal also provides that, in any state that has not previously elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies can consolidate their multistate bank operations into a single bank subsidiary and branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank.

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

Gramm-Leach-Bliley Act

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

Employees

         At December 31, 2002 the Corporation employed 175 full time equivalent employees. Management believes that its employee relations are excellent.

Item 2.  Description of Property

         The Orangeburg bank owns land located at 1820 Columbia Road NE, in Orangeburg, South Carolina, where the Orangeburg bank maintains its main office. The Bank operates from a one-story building of approximately 7,000 square feet. The Orangeburg bank also owns a building, which was previously a branch of the bank, at the corner of Broughton and Glover Streets in Orangeburg. The Orangeburg bank currently rents this facility to the Corporation for office space. In June 1999 the Bank moved into a new branch facility located adjacent to the old building. This new branch office is approximately 6,500 square feet. The Corporation's Sumter bank has fee simple title to land and a one-story 6,500 square foot building located at 683 Bultman Drive, in Sumter, South Carolina, where the Sumter bank maintains its main office.

         The Sumter bank opened a branch bank on West Liberty Street in Sumter in February 2002. The branch is a one-story building of approximately 3,600 square feet. The land, approximately one acre, is being leased under a noncancellable operating lease for an initial term of twenty years. The details of the lease are discussed in Note 6 to the financial statements contained elsewhere in this report.

         The Florence bank is leasing approximately 1.7 acres of land located at 2009 Hoffmeyer Road in Florence, South Carolina. This land is the site of the main office for the Florence bank. The details of the lease are discussed in
Note 6 to the financial statements contained elsewhere in this report. The Corporation has constructed a one-story building for the Florence bank of approximately 7,500 share feet on the leased site.

         The Ridgeway bank's main office is located in a two story building on a quarter acre site owned by the Bank at 100 S. Palmer St. in Ridgeway. The bank also owns a 1,590 square foot one story branch office on a .9 acre site at 115 McNulty St. in Blythewood, SC. The bank also owns a 1,900 square foot one story branch office on a one acre site at 610 West Moultrie St. in Winnsboro, SC.

         The mortgage company operates from leased offices located at 508 Hampton St., Suite 201, Columbia, SC, 304 W. Westmark, Sumter, SC, and 2406 N. Main St., Anderson, SC.

         See Note 6 to the Corporation's audited financial statements included in this report for further information about the lease terms.

Item 3.  Legal Proceedings

         The Company, the Banks and the Mortgage company are from time to time subject to legal proceedings in the ordinary course of their business. No proceedings were pending at December 31, 2002, that management believes are likely to have a material adverse effect on the Company or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted for a vote of the security holders during the fourth quarter of 2002.

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

     Quarter ended          High        Low
     Mar. 31, 2001         $11.25     $10.20
     June 30, 2001         $11.49     $10.65
     Sept. 30, 2001        $12.60     $10.30
     Dec. 31, 2001         $13.20     $11.00
     Mar. 31, 2002         $14.75     $12.75
     June 30, 2002         $17.75     $14.35
     Sept. 30, 2002        $17.50     $15.00
     Dec. 31, 2002         $16.75     $14.60

During 2002 the Corporation had a stock sales volume of 268,400 shares compared to 133,900 shares the prior year.

         There were 2,087 holders of record of the Corporation's Common Stock (no par value) as of December 31, 2002 compared to 1,891 the prior year.

         During 2002, The Corporation authorized and paid quarterly cash dividends totaling 32 cents per share. The total cost of these dividends was $1,218,000 or 22.6% of after tax profits. During 2001, the Corporation authorized and paid quarterly cash dividends totaling 28 cents per share. The total cost of these dividends was $904,000 or 23% of after tax profits. The dividend policy of the Corporation is subject to the discretion of the Board of Directors and depends upon a number of factors, including earnings, financial condition, cash needs and general business conditions, as well as applicable regulatory considerations. Subject to ongoing review of these circumstances, the Board expects to maintain a reasonable, safe, and sound dividend payment policy.

         The current source of dividends to be paid by the Corporation is the dividends received from its banking subsidiaries. Accordingly, the laws and regulations that govern the payment of dividends by national banking associations and state chartered banks may restrict the Corporation's ability to pay dividends. National banks may pay dividends only out of present and past earnings and state banks may only pay out of current earnings without regulatory approval. Both are subject to numerous limitations designed to ensure that the Banks have adequate capital to operate safely and soundly (See Item 1. Description of Business - Supervision and Regulation - Payment of Dividends). At December 31, 2002 the Banks could pay up to $8,070,000 in dividends without special approval of their regulators.

         The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

Item 6. Selected Financial Data

         The following is a summary of the consolidated financial position and results of operations of the Corporation for the years ended December 31, 1998 through December 31, 2002.

Community Bankshares, Inc. and Subsidiaries
($ in thousands, except per share data)

                                                                           Years Ended December 31,                       Five-Year
                                                                           ------------------------                        Compound
                                                      2002(1)        2001(2)        2000          1999        1998(3)    Growth Rate
                                                      -------        -------        ----          ----        -------    -----------

INCOME STATEMENT DATA
Net interest income ............................     $ 13,867      $ 10,940      $ 10,228      $  8,430      $  6,766       20.6%
Provision for loan losses ......................        1,033           650           688           612           484       23.6%
Noninterest income .............................        7,952         3,584         1,966         1,479         1,055       59.6%
Noninterest expense ............................       12,465         7,810         6,552         6,066         5,107       25.5%
Net income .....................................        5,401         3,908         3,147         2,182         1,567       34.7%
                                                     --------      --------      --------      --------      --------      -----

PER COMMON SHARE
Net income - basic .............................     $   1.42      $   1.21      $   0.99      $   0.68      $   0.52       26.4%
Net income - diluted ...........................         1.38          1.20          0.98          0.68          0.51       26.3%
Cash dividends .................................         0.32          0.28          0.22          0.19          0.15       18.0%
Book value .....................................        10.16          8.35          7.24          6.35          6.15       16.6%
                                                     --------      --------      --------      --------      --------      -----

BALANCE SHEET DATA (YEAR END)
Total assets ...................................     $437,320      $318,617      $273,323      $228,030      $182,281       26.6%
Loans, net of unearned income ..................      327,575       237,340       192,996       155,422       117,058       29.1%
Deposits .......................................      337,062       255,433       218,811       184,364       147,630       23.5%
Shareholders' equity ...........................       43,717        27,547        23,139        20,245        19,659       27.4%(4)
                                                     --------      --------      --------      --------      --------      --------

FINANCIAL RATIOS
Return on average assets .......................         1.43%         1.36%         1.26%         1.06%         0.99%
Return on average equity .......................        15.10%        15.58%        14.67%        11.12%         8.91%
Net interest margin ............................         3.92%         4.00%         4.34%         4.37%         4.60%
                                                     --------      --------      --------      --------      --------

OPERATIONS DATA
Banks' branch offices ..........................            8             4             4             4             4
Mortgage loan offices ..........................            3             3             -             -             -
Employees (full-time equivalent) ...............          175           126            84            85            75
                                                     --------      --------      --------      --------      --------

(1)  July, 2002 - Ridgeway Bancshares, Inc. acquired
(2)  November, 2001 - Community Resource Mortgage, Inc. acquired
(3)  July 1998- Florence National Bank opened
(4)  Includes growth from sales of stock

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

INTRODUCTION

         The discussion and data presented below analyze major factors and trends regarding the financial condition and results of operations of Community Bankshares Inc. and its subsidiaries for the three year period ended December 31, 2002.

Forward Looking Statements

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as `forward looking statements' for purposes of the safe harbor provided by Section 21E of the Securities
Exchange Act of 1934, as amended. The words "estimate," "project," "intend,", "expect," "believe," "anticipate," "plan," and similar expressions identify forward-looking statements. The Corporation cautions readers that forward looking statements, including without limitation, those relating to the Corporation's future business prospects, ability to successfully integrate recent acquisitions, revenues, adequacy of the allowance for loan losses, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Corporation's reports filed with the Securities and Exchange Commission.

Critical Accounting Policies

         The Corporation has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of the Corporation's financial statements. The significant accounting policies of the Corporation are described in detail in the notes to the consolidated financial statements.

         Certain accounting policies involve significant judgments and estimates by management, which have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and estimates used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of the Corporation.

         The Corporation is a holding company for community banks and as a financial institution believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the sections "Allowance for Loan Losses" and "Provision for Loan Losses" for a detailed description of the Corporation's estimation process and methodology related to the allowance for loan losses.

Business of the Corporation

         Community Bankshares Inc. is a bank holding company. CBI owns four banking subsidiaries: Orangeburg National Bank, Sumter National Bank, Florence National Bank; and the Bank of Ridgeway (acquired in July 2002) and a mortgage company subsidiary, Community Resource Mortgage, Inc. ("CRM"), which was acquired in November 2001. CBI provides item and data processing and other technical services for its subsidiaries. The consolidated financial report for 2002 represents the operations of the holding company and its banks and its mortgage company. Parent-only financial statements are presented in the notes to the consolidated financial statements.

         Orangeburg   National  Bank  is  a  national  banking  association  and commenced  operations in November  1987. It operates two offices in  Orangeburg,

South Carolina. Sumter National Bank is a national banking association and commenced operations in June 1996. It operates two offices in Sumter, South Carolina. Florence National Bank is a national banking association and commenced operations in July 1998. It operates one office in Florence, South Carolina. The Bank of Ridgeway is a state chartered bank and operates from three offices, located in Ridgeway, Winnsboro and Blythewood, SC. The banks provide a variety of commercial banking services in their respective communities. Their primary customer markets are consumers and small to medium size businesses.

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

DISTRIBUTION OF ASSETS AND LIABILITIES

         The following table presents the average balance sheets, the average yield and the interest earned on earning assets, and the average rate and the interest paid on interest bearing liabilities for the years ended December 31, 2002, 2001, and 2000.

Years ended December 31,                             2002                            2001                           2000
                                                     ----                            ----                           ----
(Dollar amounts in thousands)                      Interest                        Interest                       Interest
                                         Average    Income/   Yields/   Average    Income/    Yields/    Average   Income/   Yields/
                  Assets                 Balance    Exp.(1)   Rates(1)  Balance   Exp. (1)   Rates(1)    Balance   Exp.(1)  Rates(1)
                                         -------    -------   --------  -------   --------   --------    -------   -------  --------
Interest bearing deposits               $  1,229    $    36   2.93%   $  4,044    $   161      3.98%   $  1,024    $    64     6.25%
Investment securities - taxable           43,980      1,970   4.48%     37,751      2,167      5.74%     47,377      3,025     6.38%
Investment securities--tax exempt          4,888        217   6.73%        766         29      5.74%        807         32     6.01%
Federal funds sold                        21,364        347   1.62%     19,095        734      3.84%      6,670        430     6.45%
Loans receivable(2)                      281,907     19,416   6.89%    211,901     18,110      8.55%    179,654     16,652     9.27%
                                        --------    -------           --------    -------              --------    -------
  Total interest earning assets          353,368     21,986   6.22%    273,557     21,201      7.75%    235,532     20,203     8.58%
Cash and due from banks                   14,222                         9,305                            8,582
Allowance for loan losses                 (3,201)                       (2,655)                          (2,186)
Premises and equipment                     6,011                         4,614                            4,564
Goodwill                                   4,360                           149                                -
Other assets                               3,350                         3,036                            3,232
                                        --------                      --------                         --------
  Total assets                          $378,110                      $288,006                         $249,724
                                        ========                      ========                         ========

   Liabilities and
     Shareholders' Equity
Interest bearing deposits
Savings                                 $ 55,790    $   905   1.62%   $ 38,194    $ 1,117      2.92%   $ 33,445    $ 1,358     4.06%
Interest bearing
  transaction accounts                    41,101        285   0.69%     26,917        264      0.98%     21,039        329     1.56%
Time deposits                            162,512      5,328   3.28%    136,938      7,494      5.47%    119,949      6,905     5.76%
                                        --------    -------           --------    -------              --------    -------
  Total interest bearing deposits        259,403      6,518   2.51%    202,049      8,875      4.39%    174,433      8,592     4.93%
Short term borrowing                       8,419        122   1.45%      7,533        237      3.15%      4,501        218     4.84%
Warehouse lines of credit                 10,293        356   3.46%          -          -                     -          -
FHLB advances                             20,254      1,123   5.54%     19,899      1,149      5.77%     19,385      1,165     6.01%
                                        --------    -------           --------    -------              --------    -------
  Total interest
     bearing liabilities                 298,369      8,119   2.72%    229,481     10,261      4.47%    198,319      9,975     5.03%
Noninterest bearing demand deposits       41,198                        31,643                           28,531
Other liabilities                          2,783                         1,799                            1,421
Shareholders' equity                      35,760                        25,083                           21,453
                                        --------                      --------                         --------
  Total liabilities
    and shareholders' equity            $378,110                      $288,006                         $249,724
                                        ========                      ========                         ========

Interest rate spread(3)                                       3.50%                            3.28%                           3.55%
Net interest income and
  net yield on earning assets(4)                    $13,867   3.92%               $10,940      4.00%               $10,228     4.34%

1. Computed on a fully taxable equivalent basis using a federal tax rate of 34%.
2. Nonaccruing loans are included in the average loan balances and income from such loans is recognized on a cash basis. Loans fees included in the computations are immaterial.
3. Total interest earning assets yield less total interest bearing liabilities rate.
4. Net yield equals net interest income divided by total interest earning assets.

Earnings Performance, 2002 compared to 2001

         The recently completed fiscal year 2002 was influenced by three major factors: interest rates held stable for most of the year at historically low levels, the Corporation had twelve months of operations for Community Resource Mortgage Inc., and the Corporation acquired the Bank of Ridgeway in July. Low interest rates have put pressure on the Banks' net interest margin, which declined eight basis points from 2001 to 2002, but the low rates were also responsible for the unprecedented volume of mortgage loan originations and refinances done by CRM. Twelve months of operation for the mortgage company had a significant impact on the Corporation's noninterest income and expense. Six months of operation for the Bank of Ridgeway had a significant impact on the Corporation's balance sheet and income statement. The substantial dollar and percentage changes that are discussed throughout this document are due in large measure to these business combination related changes in the Corporation's structure.

         The Corporation's net income was $5,401,000 or $1.42 per share in 2002. This compares to $3,908,000 or $1.21 per share in 2001, an increase of $1,493,000 or 38.2%.

         This increase in earnings resulted from improved profit at Orangeburg National Bank, Sumter National Bank, Florence National Bank, plus a full year of operation for Community Resource Mortgage and the mid-year acquisition of the Bank of Ridgeway. Earnings at the Orangeburg bank increased to $2,803,000 in 2002 from $2,506,000 in 2001, an increase of 11.9% or $297,000. Earnings at the Sumter bank increased to $1,294,000 in 2002 from $1,184,000 in 2001, an increase of 9.3% or $110,000. The Sumter bank opened a new banking office in Sumter in February and the costs associated with its opening restrained the bank's earnings somewhat. Earnings at the Florence bank increased to $413,000 in 2002 from $154,000 in 2001, an increase of 168% or $259,000. At year end the Florence bank had recovered all of its initial operating losses and it began 2003 with positive retained earnings.

         Earnings at Community Resource Mortgage, acquired November 1, 2001, were $447,000 for the twelve-month period ended December 31, 2002. Earnings were $172,000 for the two-month period ended December 31, 2001. This added $275,000 more to the Corporation's profit for 2002. CRM has benefited from historically low interest rates, which have increased demand for home mortgages and mortgage refinancing. Earnings at CRM are expected to be more volatile than earnings at the banks.

         Earnings at the Bank of Ridgeway, acquired July 1, 2002, were $605,000 for the six-month period ended December 31, 2002. The bank earned $410,000 for the six-month period ended June 30, 2002 for a total of $1,015,000 for 2002. This compares to $1,087,000 for 2001, a decline of $72,000 or 6.6%. The decline in earnings was mostly attributable to expenses related to the pending merger with Community Bankshares Inc. Only earnings for the second half of 2002 were included in the consolidated financial statements of the Corporation.

Interest Income and Interest Expense, 2002 compared to 2001

         The Corporation's interest income and interest expense were substantially influenced by the extraordinary and historically low interest rate environment during 2001 and 2002. The prime lending rate started the two year period at 9%, fell rapidly during 2001, and ended 2002 at 4.25%.

         The Corporation's interest income increased slightly in 2002 from 2001. In 2002 the Corporation earned $21,986,000 in total interest income, up from the prior year's $21,201,000. This represented a $785,000 or a 3.7% increase. This growth was the result of increased volume of earning assets, which more than offset the reduction in yields.

         Interest bearing deposits in other banks contributed $36,000 to interest income in 2002, down from $161,000 the prior year, a decrease of $125,000 or 77.6%. In 2002 the Corporation had an average of $1,229,000 in interest bearing deposits, down from the prior year's $4,044,000, a decrease of $2,815,000 or 69.6%. The average yield on these deposits during 2002 was 2.93%, down from the prior year's 3.98%. Most of the decrease in this category was associated with a change in the collateral requirements for FHLB advances at one of our banks.

         Taxable investments contributed $1,970,000 to interest income in 2002, down from $2,167,000 the prior year, a decrease of $197,000 or 9.1%. The investment portfolio averaged $43,980,000 in 2002, up from the prior year's $37,751,000, an increase of $6,229,000 or 16.5%. The Corporation's investment portfolio consists mostly of short-term U. S. government and agency debt issues. The average yield on investments during 2002 was 4.48%, down from 5.74% in 2001.

         The Corporation's tax-exempt securities portfolio earned $217,000 during 2002, up from $29,000 the prior year, an increase of $188,000 or 648%. The portfolio averaged $4,888,000 in 2002, up from $766,000 in 2001, an increase of $4,122,000 or 538%. Virtually all of the increase in this area is due to the acquisition of the Ridgeway bank in July 2002. The average yield was 6.73%, compared to 5.74% the prior year, on a taxable equivalent basis.

         Federal funds sold represent temporary surplus funds that one bank lends to another and they are a source of day to day operating liquidity. Federal funds sold contributed $347,000 to interest income in 2002, down from $734,000 in the prior year, a decrease of $387,000 or 52.7%. The Corporation had an average of $21,364,000 in federal funds during 2002, up from the prior year's $19,095,000, an increase of $2,269,000 or 11.9%. The average yield on federal funds during 2002 was 1.62%, down from 3.84% in 2001. The decline in market interest rates caused numerous investments to be called prior to maturity, which generated unusually high amounts of cash that the Corporation placed in federal funds.

         The Corporation's major source of interest income is the loan portfolio, which contributed $19,416,000 to interest income in 2002, up from $18,110,000 in the prior year, an increase of $1,306,000 or 7.2%. The average loan portfolio for 2002 was $281,907,000 compared to the prior year's $211,901,000, an increase of $70,006,000 or 33%. The average yield on loans during 2002 was 6.89%, down from 8.55% in 2001.

         The Corporation had average earning assets in 2002 of $353,368,000, which earned an average yield of 6.22%. The Corporation had average earning assets in 2001 of $273,557,000, which earned an average yield of 7.75%. Average earning assets increased $79,811,000 or 29.2%, while the average yield on these assets decreased by 153 basis points or 19.7%.

         Savings accounts consist of savings and money market accounts. Total savings accounts averaged $55,790,000 in 2002, up from $38,194,000 in the prior year, an increase of $17,596,000 or 46.1%. The average cost of these funds decreased to 1.62% in 2002 from 2.92% in the prior year.

         Interest bearing transaction accounts are the primary checking accounts that the Banks offer customers. This overall category averaged $41,101,000 in 2002, up from $26,917,000 in 2001, an increase of $14,184,000 or 52.7%. The average cost of these funds was .69% in 2002 compared to .98% in the prior year.

         Time deposits are the largest category of deposits, averaging $162,512,000 in 2002, up from $136,938,000 in the prior year, an increase of $25,574,000 or 18.7%. The average cost of time deposits decreased to 3.28% from 5.47%.

         Short-term borrowing includes federal funds purchased and securities sold under agreements to repurchase. The repurchase agreements are entered into with a number of larger commercial customers. These accounts are not deposits; they are considered other obligations of the Banks. Balances in these accounts are subject to wide fluctuation and they constitute a relatively small portion of the balance sheet. The average balance for 2002 was $8,419,000, up from $7,533,000 in the prior year, an increase of $886,000 or 11.8%. The average cost of these funds decreased to 1.45% from 3.15%.

         The Corporation's mortgage subsidiary, CRM, maintains warehouse lines of credit with non-affiliated institutions to fund its mortgage loan production. The average balance for 2002 for these lines was $10,293,000 at an average cost of 3.46%. The average amounts outstanding for the prior year were immaterial.

         The Banks, with the exception of the Bank of Ridgeway, are members of and have the ability to borrow from the Federal Home Loan Bank of Atlanta
(FHLB). The Banks had an average $20,254,000 outstanding borrowing balance during 2002 at an average cost of 5.54%. The Banks had an average $19,899,000 outstanding during 2001 at an average cost of 5.77%. Borrowings increased by $355,000 or 1.8%. These borrowings are mostly for longer terms than other interest bearing liabilities. These loans are secured by a blanket lien on the Banks' one-to-four family residential mortgage loan portfolios and the stock the Banks hold in the FHLB.

         The Corporation had average total interest bearing liabilities in 2002 of $298,369,000 costing an average of 2.72% compared with interest bearing liabilities in 2001 of $229,481,000 costing an average of 4.47%. Average interest bearing liabilities increased $68,888,000 or 30%, while the average cost of these liabilities decreased by 175 basis points or 39.1%.

Earnings Performance, 2001 compared to 2000

         The Corporation's net income was $3,908,000 or $1.21 per share in 2001. This compares to $3,147,000 or $.99 per share in 2000, an increase of $761,000, or 24.2%.

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

Interest Income and Interest Expense, 2001 compared to 2000

         The Corporation's interest income and interest expense were substantially influenced by the extraordinary interest rate environment during 2001. When the year began, the prime lending rate was at 9.5%, and by year end the rate had fallen to 4.75%, a fifty percent decline in market rates within twelve months.

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

         Taxable investments contributed $2,167,000 to interest income in 2001, down from $3,025,000 the prior year, a decrease of $858,000 or 28.4%. The investment portfolio averaged $37,751,000 in 2001, down from the prior year's $47,377,000, a decrease of $9,626,000 or 20.3% primarily resulting from higher yielding investments being called prior to maturity. The Corporation's investment portfolio consists primarily of short-term U. S. government and agency debt issues. The average yield on investments during 2001 was 5.74%, down from 6.38% in 2000.

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

         The loan portfolio contributed $18,110,000 to interest income in 2001, up from $16,652,000 in the prior year, an increase of $1,458,000 or 8.8%. The average loan portfolio for 2001 was $211,901,000 compared to the prior year's $179,654,000, an increase of $32,247,000 or 17.95%. The average yield on loans during 2001 was 8.55%, down from 9.27% in 2000.

         The Corporation had average earning assets in 2001 of $273,557,000, which earned an average yield of 7.75%. The Corporation had average earning assets in 2000 of $235,532,000, which earned an average yield of 8.58%. Average earning assets increased $38,025,000 or 16.1%, while the average yield on these assets decreased by 83 basis points or 9.7%.

         Total  savings   accounts   averaged   $38,194,000  in  2001,  up  from
$33,445,000 in the prior year, an increase of $4,749,000 or 14.2%. The average cost of these funds decreased to 2.92% in 2001 from 4.06% in the prior year.

         Interest bearing transaction accounts averaged $26,917,000 in 2001, up from $21,039,000 in 2000, an increase of $5,878,000 or 27.9%. The average cost of these funds was .98% in 2001 compared to 1.56% in the prior year.

         Time deposits averaged $136,938,000 in 2001, up from $119,949,000 in the prior year, an increase of $16,989,000 or 14.2%. The average cost of time deposits decreased to 5.47% from 5.76%.

         The average balance of short-term borrowing for 2001 was $7,533,000, up from $4,501,000 in the prior year, an increase of $3,032,000 or 67.4%. The average cost of these funds decreased to 3.15% from 4.84%.

         The Banks had an average $19,899,000 outstanding borrowing balance during 2001 at an average cost of 5.77%. The Banks had an average $19,385,000 outstanding during 2000 at an average cost of 6.01%. Borrowings increased by $514,000 or 2.7%.

         The Corporation had average total interest bearing liabilities in 2001 of $229,481,000 costing an average of 4.47% compared with interest bearing liabilities in 2000 of $198,319,000 costing an average of 5.03%. Average interest bearing liabilities increased $31,162,000 or 15.7%, while the average cost of these liabilities decreased by 56 basis points or 11.1%.

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

         As reflected in the table, the increase in 2002 net interest income of $2,927,000 is mostly due to changes in volume. The increased volume in the loan portfolio was the strongest factor driving the $785,000 increase in interest income. The decreased cost of time deposits was the strongest factor driving the $2,142,000 decrease in interest expense.

         As reflected in the table, the increase in 2001 net interest income of $712,000 is also mostly due to changes in volume. The increased volume in the loan portfolio was the strongest factor driving the $998,000 increase in interest income. The increased cost of time deposits was the strongest factor driving the $286,000 increase in interest expense.

         As discussed above, the prime interest rate has changed dramatically over the last two years. In January 2001 the Federal Reserve began a series of rate cuts that brought the prime rate down from 9% to 4.25% by December 2002. Management expects interest rates to be fairly stable in the near term. Therefore, as in 2002, any improvements in net interest income during 2003 are more likely to be the result of changes in volume and the mix of earning assets and interest bearing liabilities than changes in rates.

                        Volume and Rate Variance Analysis

                                                               2002 compared to 2001                2001 compared to 2000
                                                               ---------------------                ---------------------
                                                         Volume        Rate         Total        Volume        Rate         Total
                                                         ------        ----         -----        ------        ----         -----
     Interest earning assets                                                         (Dollar amounts in thousands)

Interest bearing deposits ......................      $   (90)      $   (35)      $  (125)      $   127       $   (30)      $    97
Investment securities taxable ..................          299          (496)         (197)         (574)         (284)         (858)
Investment securities--tax exempt ..............          182             6           188            (2)           (1)           (3)
Federal funds sold .............................           78          (465)         (387)          536          (232)          304
Loans receivable ...............................        5,252        (3,946)        1,306         2,827        (1,369)        1,458
                                                      -------       -------       -------       -------       -------       -------
  Total interest income ........................        5,721        (4,936)          785         2,914        (1,916)          998
                                                      -------       -------       -------       -------       -------       -------

Interest bearing liabilities
Savings ........................................          391          (603)         (212)          175          (416)         (241)
Interest bearing transaction accounts ..........          111           (90)           21            77          (142)          (65)
Time deposits ..................................        1,213        (3,379)       (2,166)          942          (353)          589
                                                      -------       -------       -------       -------       -------       -------
  Total interest bearing deposits ..............        1,715        (4,072)       (2,357)        1,194          (911)          283
Short term borrowing ...........................           25          (140)         (115)          113           (94)           19
Warehouse lines of credit ......................          356             -           356             -             -             -
FHLB advances ..................................           21           (47)          (26)           31           (47)          (16)
                                                      -------       -------       -------       -------       -------       -------
  Total interest expense .......................        2,117        (4,259)       (2,142)        1,338        (1,052)          286
                                                      -------       -------       -------       -------       -------       -------

Net interest income ............................      $ 3,604       $  (677)      $ 2,927       $ 1,576       $  (864)      $   712
                                                      =======       =======       =======       =======       =======       =======

The change in interest due to both volume and yield/rate has been allocated to change due to volume and change due to yield/rate in proportion to the absolute value of the change in each.

PREMISES AND EQUIPMENT

         Premises and equipment were $6,376,000 at December 31, 2002 compared to $5,177,000 the prior year, an increase of $1,199,000 or 23.2%. Most of the increase was due to the acquisitions of the Ridgeway bank in July. Premises and equipment are discussed further in Note 6 to the consolidated financial statements.


INVESTMENT PORTFOLIO

         The Corporation's investment portfolio consists primarily of short-term
U. S. government and agency debt issues. The acquisition of the Ridgeway bank has significantly increased the Corporation's tax exempt portfolio. Investment securities averaged $48.9 million in 2002, $38.5 million in 2001, and $48.2 million in 2000. Note 4 to the consolidated financial statements provides further information on the investment portfolio.

         The table below gives the amortized cost and fair value of the Corporation's investment portfolio for the past three years.

                                                             2002                         2001                         2000
                                                             ----                         ----                         ----
                                                  Amortized       Fair         Amortized         Fair       Amortized         Fair
                                                    cost          value          cost           value          cost          value
                                                    ----          -----          ----           -----          ----          -----
Securities held-to-maturity                                                   (Dollar amounts in thousands)
U.S. government and agencies .............        $     -        $     -        $   500        $   500        $12,371        $12,217
State and local government ...............              -              -              -              -              -              -
                                                  -------        -------        -------        -------        -------        -------
      Total held-to-maturity .............        $     -        $     -        $   500        $   500        $12,371        $12,217
                                                  =======        =======        =======        =======        =======        =======

Securities available-for sale
U.S. government and agencies .............        $41,213        $41,531        $40,437        $40,415        $38,599        $38,403
State and local government ...............          9,114          9,625            801            811            813            810
Other securities .........................          1,910          1,910          1,981          1,981          1,982          1,982
                                                  -------        -------        -------        -------        -------        -------
      Total available for sale ...........        $52,237        $53,066        $43,219        $43,207        $41,394        $41,195
                                                  =======        =======        =======        =======        =======        =======

Information on the maturity distribution of the investment portfolio is presented in Note 4 to the consolidated financial statements. Other securities consists of non-marketable equity investments in Federal Reserve stock, FHLB stock and Bankers Bank stock. Further information is detailed in Note 4.

         At December 31, 2002 the Corporation's available for sale portfolio showed a net of taxes other comprehensive gain in the equity section of the balance sheet of $98,000 compared to a loss of $7,000 the prior year. The change in the valuation of the investment portfolio was directly related to the changes in market interest rates during the year.

LOAN PORTFOLIO

         The average size of the loan portfolio was $281.9 million in 2002, $211.9 million in 2001 and $179.7 million in 2000.

         At December 31, 2002 the net loan portfolio was $302.9 million, compared to $227.1 million the prior year, an increase of $75.8 million or 33.4%.

         Management believes the loan portfolio is adequately diversified. There are no foreign loans and few agricultural loans.

         The table, "Loan Portfolio Composition," in the following section, indicates the amounts of loans outstanding according to the type of loan at the dates indicated.

Loan Portfolio Composition

         The following table shows the composition of the loan portfolio for the years ended December 31, 1998 through 2002.

Loan category                                                 2002            2001            2000             1999           1998
                                                              ----            ----            ----             ----           ----
                                                                                    (Dollar amounts in thousands)
Commercial, financial  and agricultural ............        $ 78,210        $ 56,515        $ 52,264        $ 40,220        $ 29,943
Real estate - construction .........................          23,345          19,557          15,389           9,156           5,738
Real estate - mortgage .............................         168,499         127,002          98,154          84,680          62,789
Loans to individuals ...............................          36,430          26,831          29,270          23,033          19,325
                                                            --------        --------        --------        --------        --------
     Total loans - gross ...........................        $306,484        $229,905        $195,077        $157,089        $117,795
                                                            ========        ========        ========        ========        ========

         Commercial, financial, and agricultural loans, primarily representing loans made to small and medium size businesses, increased by $21.7 million or 38.4% during 2002. These loans may be made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured business loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios.

         Real estate loans consist of construction loans and loans secured by mortgages. Construction loans are also generally secured with mortgages. Because the Corporation's subsidiaries are community banks, real estate loans comprise the bulk of the loan portfolio. Construction loans increased $3.8 million or 19.4% in 2002. Mortgage loans increased $41.5 million or 32.7% in 2002. The increase in these categories is reflective of the low interest rate environment for 2002.

         The Corporation's Banks generally do not compete with 15 and 30 year fixed rate secondary market mortgage interest rates, so they have elected to pursue the origination of mortgage loans that could be easily sold into the secondary mortgage market. Community Resource Mortgage also originates loans for sale in the secondary market. These loans are generally pre-qualified with the underwriters to avoid problems in the sale of the loans. In 2002, 2001 and 2000 the Corporation sold $176 million, $34.9 million and $5.9 million, respectively, in such loans. These loans are usually sold at par so no gain or loss is recognized at the time of sale. However, the origination and sale of these loans generates fee income. The Corporation also makes mortgage loans for its own loan portfolio. Such loans are usually for a shorter term than loans originated to sell and usually have a variable rather than a fixed interest rate.

         Loans to individuals are generally for personal or household purposes, they may be secured or unsecured. These loans increased $9.6 million or 35.8% in 2002.

         Interest income from the loan portfolio was $19.4 million in 2002 compared to $18.1 million in 2001, an increase of $1.3 million or 7.2%. The average yield on the portfolio was 6.89% in 2002 compared to 8.55% in 2001.

Maturity Distribution of Loans

         The following table sets forth the maturity distribution of the Corporation's loans, by type, as of December 31, 2002 as well as the type of interest on loans due after one year.

                                                                After one
                                                                year but
                                                 Within one    within five     Over five
Category                                           year           years          years          Total
--------                                           -----          -----          -----          -----
                                                             (Dollar amounts in thousands)
Commercial ..................................    $ 41,918       $ 32,422        $ 3,870       $ 78,210
Real estate .................................      50,623        100,435         40,786        191,844
Individuals .................................      10,191         24,678          1,561         36,430
                                                 --------       --------        -------       --------
Total .......................................    $102,732       $157,535        $46,217       $306,484
                                                 ========       ========        =======       ========

Loans due after one year:
     Predetermined interest rate ............                                                 $201,712
     Floating interest rate. ................                                                    2,040
                                                                                              --------
Total .......................................                                                 $203,752
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

         The Corporation has a geographic concentration of loans within its Banks' local service areas in South Carolina because its primary business is community banking.

         Concentrations of credit also occur where a number of customers are engaged in similar business activities. A concentration is generally defined for this purpose as a concentration of loans exceeding 10% of total loans. The banks regularly review their business lending in an effort to detect, monitor and control such loan concentrations. At December 31, 2002 the Corporation had no such loan concentrations.

Nonaccrual and Past Due Loans

         The nonaccrual, past due and impaired loans and other real estate owned are summarized in Note 5 to the consolidated financial statements. The Corporation had no restructured loans in the past five years.

                                                                      2002           2001           2000         1999         1998
                                                                      ----           ----           ----         ----         ----
                                                                                       (Dollar amounts in thousands)
Nonaccrual loans ............................................        $  796         $  281         $  238        $ 90        $   31
Accruing loans 90 days or more past due .....................         1,740             17             93           6           187
                                                                     ------         ------         ------        ----        ------
     Total ..................................................        $2,536         $  298         $  331        $ 96        $  218
                                                                     ======         ======         ======        ====        ======
     Total as a % of outstanding loans ......................          0.83%          0.13%          0.17%       0.06%         0.19%
                                                                     ======         ======         ======        ====        ======
Other Real Estate Owned .....................................        $  219         $  267         $    -        $  -        $  266
                                                                     ======         ======         ======        ====        ======
Impaired Loans (included in non accrual) ....................        $  796         $  281         $  238        $ 90        $   31
                                                                     ======         ======         ======        ====        ======

         Most of the increase in the accruing loans greater than 90 days past due is due to one loan relationship of $1.3 million. This account involves principals who are having a legal dispute. Management believes that the bank's collateral position is sufficient that no loss is expected. Approximately half the increase in nonaccrual loans is related to the addition of the Ridgeway bank, these credits represent a number of smaller dollar amounts. Management does not expect any material loss in relation to these credits.

         Gross income that would have been recorded for the years ended December 31, 2002 and 2001, if nonaccrual loans had been performing in accordance with their original terms was approximately $39,000 and $7,000 respectively. No interest income was recognized in the current period on the non-accrual loans.

         The Corporation's policies on nonaccrual and impaired loans are discussed in Note 2 to the consolidated financial statements.

         Nonaccrual loans and impaired loans were not material in relation to the portfolio as a whole in 2002. Management is aware of no trends, events or uncertainties that would cause nonaccrual loans to change materially in 2003.

Potential Problem Loans

         At December 31, 2002 the Corporation's internal loan review program had identified $5,273,000 (1.7% of the portfolio) in various loans where information about credit problems of borrowers had caused management to have concerns about the ability of the borrowers to comply with original repayment terms. The amount identified does not represent management's estimate of the potential losses since a large portion of these loans are secured by real estate and other marketable collateral.

Secured versus Unsecured Loans

         The Corporation does not aggressively seek to make unsecured loans, since these loans may be somewhat more risky than collateralized loans. There are, however, occasions when it is in the business interests of the Corporation to provide short-term, unsecured loans to certain customers. In 2002 the Corporation had $20.2 million in unsecured loans or 6.6% of its loan portfolio. In 2001 the Corporation had $16.1 million in unsecured loans or 6.6% of its loan portfolio. Such loans are made on the basis of management's evaluation of the customer's ability to repay and net worth.

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

         At  the  end  of  2002  the  four   banks  had   $26,953,000   in  loan
participations purchased. Of these loans $8,658,000 was with nonaffiliated banks.

         At  the  end  of  2001  the  three  banks  had   $16,868,000   in  loan
participations purchased. Of these loans $5,265,000 was with nonaffiliated banks.

         At  the  end  of  2002  the  four   banks  had   $20,173,000   in  loan
participations sold. Of these loans $2,373,000 was with nonaffiliated banks.

         At  the  end  of  2001  the  three  banks  had   $11,953,000   in  loan
participations sold. Of these loans $801,000 was with nonaffiliated banks.

Other Real Estate

         Other real estate, consisting of foreclosed properties, was $219,000 in 2002, $267,000 in 2001 and $0 in 2000. Other real estate is initially recorded at the lower of net loan balance or its estimated fair value, net of estimated disposal costs. The estimate of fair value for foreclosed properties is determined by appraisal at the time of acquisition.

SUMMARY OF LOAN LOSS EXPERIENCE

Allowance for Loan Losses

         The allowance for loan losses is increased by the provision for loan losses, which is a direct charge to expense. Losses on specific loans are charged against the allowance in the period in which management determines that such loans become uncollectible. Recoveries of previously charged-off loans are credited to the allowance. At December 31, 2002 and 2001 the allowance for loan losses was 1.17% and 1.23%, respectively, of total loans. The following table provides details on the changes in the allowance for loan losses during the past five fiscal years.

                                                                     2002       2001        2000        1999         1998
                                                                     ----       ----        ----        ----         ----
                                                                                 (Dollar amounts in thousands)

Average amount of loans outstanding ............................  $281,907    $211,901    $179,654    $139,215    $103,500
                                                                  ========    ========    ========    ========    ========
Allowance for loan losses - January 1* .........................  $  3,274    $  2,424    $  1,936    $  1,459    $  1,140
                                                                  --------    --------    --------    --------    --------

Loan charge-offs:
    Real estate ................................................       175           9          78           -           7
    Installment ................................................       223         202         116          95         111
    Credit cards and related plans .............................         -           9           9           5           6
    Commercial and other .......................................       374          87          33          80          56
                                                                  --------    --------    --------    --------    --------
Total charge-offs ..............................................       772         307         236         180         180
                                                                  --------    --------    --------    --------    --------

Recoveries:
    Real Estate ................................................         1           -           3           -           -
    Installment ................................................        20          33          25          17          12
    Credit cards and related plans .............................         -           2           2           3           3
    Commercial .................................................        17           -           6          25           -
                                                                  --------    --------    --------    --------    --------
Total recoveries ...............................................        38          35          36          45          15
                                                                  --------    --------    --------    --------    --------

Net charge-offs ................................................       734         272         200         135         165
Provision for loan losses ......................................     1,033         678         688         612         484
                                                                  --------    --------    --------    --------    --------

Allowance for loan losses - Dec. 31 ............................  $  3,573    $  2,830    $  2,424    $  1,936    $  1,459
                                                                  ========    ========    ========    ========    ========

                 Ratios

Net charge-offs to average loans
     outstanding ...............................................      0.26%       0.13%       0.11%       0.10%       0.16%
Net charge-offs to loans outstanding at
     end of year ...............................................      0.24%       0.12%       0.10%       0.09%       0.14%
Allowance for loan losses to average
     loans .....................................................      1.27%       1.34%       1.35%       1.39%       1.41%
Allowance for loan losses to total loans
     at end of year ............................................      1.17%       1.23%       1.24%       1.23%       1.24%
Net charge-offs to allowance for losses ........................     20.54%       9.61%       8.25%       6.97%      11.31%
Net charge-offs to provision for loans
     losses ....................................................     71.06%      40.12%      29.07%      22.06%      34.09%

* Allowance balance includes $444 acquired when Ridgeway Bancshares was merged into the Corporation on July 1, 2002

         Management reviews its allowance for loan losses in three broad categories: commercial, real estate and loans to individuals. The combination of a relatively short operating history and relatively high asset quality precludes management from establishing a meaningful specific loan loss percentage for the computation of the allowance for each category. Instead management assigns an estimated percentage factor to each in the computation of the overall allowance. These estimates are not, however, intended to restrict the Corporation's ability to respond to losses. The Corporation charges losses from any segment of the portfolio to the allowance, regardless of the allocation. In general terms, the real estate portfolio is subject to the least risk, followed by the commercial loan portfolio, followed by the loans to individuals portfolio. The Banks' internal and external loan review programs from time to time identify loans that are subject to specific weaknesses and such loans are reviewed for a specific loan loss allowance.

         The Corporation operates four independent community banks in South Carolina. Under the provisions of law and regulations governing banks, each board of directors is responsible for determining the adequacy of its bank's loan loss allowance. In addition, each bank is supervised and regularly examined by the Office of the Comptroller of the Currency (the "OCC") or the Federal Deposit Insurance Corporation (the "FDIC") As a normal part of a safety and soundness examination, the bank examiners assess and comment on the adequacy of a bank's allowance for loan losses. The allowance presented in the consolidated financial statements is on an aggregated basis and as such might differ from the allowance that would be presented if the Corporation had only one banking subsidiary.

         The nature of community banking is such that the individual loan portfolios are predominantly comprised of small and medium size business and individual loans. As community banks, there is by definition a geographic concentration of loans within the Banks' respective city or county. Management at each bank monitors the loan concentrations and loan portfolio quality on an ongoing basis including, but not limited to: quarterly analysis of loan concentrations, monthly reporting of past dues, non-accruals, and watch loans, and quarterly reporting of loan charge-offs and recoveries. These efforts focus on historical experience and are bolstered by quarterly analysis of local and state economic conditions, which is part of the Banks' assessment of the adequacy of their allowances for loan losses.

         Based on the current levels of non-performing and other problem loans, management believes that loan charge-offs in 2003 will be less than the 2002 levels as such loans progress through the collection, foreclosure, and repossession process. Management believes that the allowance for loan losses, as of December 31, 2002 is sufficient to absorb the inherent losses that remain in the loan portfolio. Management will continue to closely monitor the levels of non-performing and potential problem loans and address the weaknesses in these credits to enhance the amount of ultimate collection or recovery of these assets. Management considers the levels and trends in non-performing and past due loans in determining how the provision for loan losses is adjusted.

         The following table presents the allocation of the allowance for loan losses, as of December 31, 1998 through 2002, compared with the percent of loans in the applicable categories to total loans.

                          2002                   2001                   2000                  1999                   1998
                          ----                   ----                   ----                  ----                   ----
                                 % of                  % of                   % of                  % of                   % of
(Dollar amounts                loans in              loans in               loans in              loans in               loans in
 in thousands)     Allowance   category  Allowance   category   Allowance   category  Allowance   category   Allowance   category
                   ---------   --------  ---------   --------   ---------   --------  ---------   --------   ---------   --------
Commercial ......   $1,479        26%      $1,019       24%      $  801        27%    $  660        28%       $  364        25%
Real estate .....    1,548        63%       1,322       65%       1,136        58%       916        57%          707        59%
Individual ......      546        11%         489       11%         487        15%       360        15%          388        16%
                    ------       ----      ------      ----      ------       ----    ------       ----       ------       ----
     Total ......   $3,573       100%      $2,830      100%      $2,424       100%    $1,936       100%       $1,459       100%
                    ======       ====      ======      ====      ======       ====    ======       ====       ======       ====

         The Corporation maintains an allowance for loan losses it believes is sufficient to cover estimated losses inherent in the portfolio. The allowance is allocated to different segments of the portfolio, based on management's expectations of risk in that segment of the portfolio. This allocation is an estimate only and is not intended to restrict the Corporation's ability to respond to losses. The Corporation charges losses from any segment of the portfolio to the allowance, regardless of the allocation.

         In reviewing the adequacy of the allowance for loan losses at the end of each period, the Corporation considers historical loan loss experience, current economic conditions, loans outstanding, trends in non-performing and delinquent loans, and the quality of collateral securing problem loans. The allowance for loan losses is management's best estimate of probable loan losses that have been incurred as of December 31, 2002.

Provision for Loan Losses

         The provision for loan losses is charged to earnings based on management's continuing review and evaluation of the loan portfolio, general economic conditions and the adequacy of the allowance for loan losses. The amount of the provision is the amount which management believes, based on its continuing analysis, is necessary to cause the allowance to be adequate.
Provisions for loan losses totaled $1,033,000 and $678,000 in 2002 and 2001, respectively. The increase in the provision expense in 2002 was related to a very small number of commercial loan relationships and is not indicative of a portfolio trend. Based on the available information, the Corporation considers its 2002 provision for loan losses adequate.

         Net charge-offs in 2002 were $734,000 or 71.1% of the provision for loan losses compared to $272,000 or 40.1% of the provision for loan losses in the prior year. See "Allowance for Loan Losses" for a discussion of the factors management considers in its review of the adequacy of the allowance and provision for loan losses.

AVERAGE DEPOSITS

         The Corporation's average deposits in 2002 were $ 301 million compared to $234 million in 2001, an increase of $67 million or 28.6%.

         The total  average  deposits  for the  Corporation  for the years ended

December 31, 2002, 2001 and 2000 are summarized below:

                                                     2002                          2001                           2000
                                                     ----                          ----                           ----
                                            Average       Average          Average      Average           Average      Average
                                            balance        cost            balance       cost             balance       cost
                                            -------        ----            -------       ----             -------       ----
                                                                     (Dollar amounts in thousands)
Noninterest bearing demand                 $ 41,198                       $ 31,643                      $ 28,531
Interest bearing transaction accounts        41,101        0.69%            26,917        0.98%           21,039        1.56%
Savings-regular                              14,469        1.01%             8,705        1.60%            8,414        2.12%
Savings- money market                        41,321        1.85%            29,489        3.37%           25,031        4.73%
Time deposits less than $100,000            104,509        3.30%            92,515        5.45%           81,797        5.66%
Time deposits greater than $100,000          58,003        3.28%            44,423        5.50%           38,152        6.10%
                                           --------                       --------                      --------
Total average deposits                     $300,601                       $233,692                      $202,964
                                           ========                       ========                      ========

         At December 31, 2002 the Corporation had $67,946,000 in certificates of deposit of $100,000 or more. The maturities of these certificates are as follows:

Maturity
(Dollar amounts in thousands)
Of 3 months or less .....................    $23,362
From 3 to 6 months ......................     14,254
From 6 to 12 months .....................     21,381
Over 12 months ..........................      8,949
                                             -------
         Total ..........................    $67,946
                                             =======

RETURN ON EQUITY AND ASSETS

         The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2002, 2001, and 2000.

                                                 2002         2001         2000
                                                 ----         ----         ----
Return on assets (ROA) ..................        1.43%        1.36%        1.26%
Return on equity (ROE) ..................       15.10%       15.58%       14.67%
Dividend payout ratio ...................       22.55%       23.13%       20.50%
Equity as a percent of assets ...........        9.46%        8.71%        8.59%

The decline in return on equity is related to the issuance in July 2002 of one million shares of CBI common stock in connection with the acquisition of the Ridgeway bank.

SHORT-TERM BORROWINGS

         The Corporation's short-term borrowings consist of federal funds purchased and securities sold under agreements to repurchase, which generally mature each business day. Information is provided in the following table.

                                                     2002      2001        2000
                                                     ----      ----        ----
                                                   (Dollar amounts in thousands)
Outstanding at year-end .......................   $16,302    $ 4,171    $ 9,352
Interest rate at year-end .....................       .78%      2.08%      5.01%
Maximum month-end balance during the year .....   $16,302    $10,976    $ 9,532
Average amount outstanding during the year ....   $ 8,419    $ 7,533    $ 4,501
Weighted average interest rate during the year       1.45%      3.15%      4.84%


LINES OF CREDIT

         Lines of credit payable represent warehouse lines funding loan production for CRM. At year end these balances totaled $18,249,000. Of this amount, $12,326,000 was borrowed from BB&T at the one month LIBOR rate plus 1.95%. The BB&T line expires in October 2003. The line is secured with the value of the underlying mortgages and the guarantee of the Corporation to a maximum of $14 million. The remaining $5,923,000 is the balance on a line outstanding with First Horizon, priced at the individual mortgage loan note rate. The operations of CRM are included in the consolidated financial statements for the two month period ended December 31, 2001, and for the year ended December 31, 2002.

FEDERAL HOME LOAN BANK ADVANCES

         The Corporation's banking subsidiaries, with the exception of the Ridgeway bank, are members of the Federal Home Loan Bank of Atlanta. As such they have access to long-term borrowing from the FHLB. Information on these borrowings is provided in the following table.

                                                     2002      2001        2000
                                                     ----      ----        ----
                                                   (Dollar amounts in thousands)
Outstanding at year-end .......................   $20,210    $20,280    $20,350
Interest rate at year-end .....................      5.54%      5.54%      6.04%
Maximum month-end balance during the year .....   $20,280    $20,350    $20,350
Average amount outstanding during the year ....   $20,254    $19,899    $19,385
Weighted average interest rate during the year       5.54%      5.77%      6.01%

CAPITAL

Dividends

         During 2002 the Corporation paid cash dividends to shareholders of 32 cents per share, which totaled $1,218,000. This represented a dividend payout ratio (dividends divided by net income) of 22.5%. During 2001 the Corporation paid cash dividends to shareholders of 28 cents per share, which totaled $904,000. This represented a dividend payout ratio of 23%.

Common Stock Account

         The common stock account at December 31, 2002 totaled $29,090,000 compared to $17,208,000 the prior year, an increase of 69% or $11,882,000. This increase was related to the issuance of 1,000,000 shares in connection with the acquisition of Ridgeway Bancshares Inc. (the parent of the Bank of Ridgeway) at July 1, 2002.

Capital Adequacy

         The Federal Reserve and federal bank regulatory agencies have adopted risk-based capital standards for assessing the capital adequacy of a bank holding company or financial institution. The minimum required ratio is 8%. All four bank subsidiaries are each considered `well capitalized' for regulatory purposes. This category requires a minimum risk based capital ratio of 10%. Detailed information on the Corporation's capital position, as well as that of its subsidiary banks, is provided in Note 20 to the consolidated financial statements. The Corporation considers its current and projected capital position to be adequate.

NONINTEREST INCOME AND EXPENSE

Noninterest income, 2002 compared to 2001

         Noninterest income increased to $7,952,000 in 2002 from $3,584,000 in 2001, a $4,368,000 or 122% increase. There were two major components of this increase. Mortgage banking income was up $3.4 million, virtually all of which was related to having Community Resource Mortgage for twelve months during 2002, versus two months the prior year. Also during the second quarter of 2001 the banks began offering an automated overdraft protection product to customers. This product enables customers to overdraw their accounts within specific dollar limits in exchange for a fee. They then have thirty days to bring their account into a positive balance. The product accounted for most of the increase in service charge income, which was $2,760,000 for 2002 compared to $2,058,000 for 2001.

Noninterest expense, 2002 compared to 2001

         Overall, non-interest expenses increased to $12,465,000 in 2002 from $7,810,000 in 2001, an increase of $4,655,000 or 59.6%. Of this increase, approximately $2.6 million or 56% is associated with having twelve months of operations of Community Resource Mortgage included rather than only two months the prior year. Also, approximately $1.1 million or 24% is related to six months of operations for the Ridgeway bank. The remaining increases were related to normal growth in the business of the other banks.

Income Taxes, 2002 compared to 2001

         The Corporation pays U. S. corporate income taxes and South Carolina bank and corporate income taxes. The 2002 provision for income taxes was $2,920,000 compared to $2,156,000 the prior year, an increase of $764,000 or 35.4%. The Corporation's effective average tax rate was 35.1% in 2002 compared to 35.6% the prior year.

Noninterest income, 2001 compared to 2000

         Noninterest income increased to $3,584,000 in 2001 from $1,966,000 in 2000, a $1,618,000 or 82.3% increase. There were two major components of this increase. The Corporation acquired a mortgage company during the fourth quarter of 2001. This accounted for most of the increase in gains on sales of loans, which was $1,033,000 in 2001 compared to only $98,000 in 2000. Also during the second quarter of 2001, the banks began offering an automated overdraft product to customers. This product enables customers to overdraw their accounts within specific dollar limits in exchange for a fee. They then have thirty days to bring their account into a positive balance. The product accounted for most of the increase in service charge income, which was $2,058,000 in 2001 compared to $1,475,000 in 2000.

Noninterest expense, 2001 compared to 2000

         Overall, non-interest expenses increased to $7,810,000 in 2001 from $6,552,000 in 2000, an increase of $1,258,000 or 19.2%. Of this increase, approximately $515,000 or 41% is associated with the operations of Community Resource Mortgage during the last two months of 2001. The remaining increases were attributable to normal volume related increases with the banks.

Income Taxes, 2001 compared to 2000

         The 2001 provision for income taxes was $2,156,000 compared to $1,807,000 the prior year, an increase of $349,000 or 19.3%. The Corporation's effective average tax rate was 35.6% in 2001 compared to 36.5% the prior year.

INFLATION

         The assets and liabilities of the Corporation are mostly monetary in nature. Accordingly, the financial results and operations of the Corporation are much more affected by changes in interest rates than changes in inflation. There is, however, a strong correlation between increasing inflation and increasing interest rates. The impact of inflation has been very moderate over the past several years, about 1.6% during 2002. Prospects appear reasonable for continued low inflation, despite some risk related to energy prices and the political and military situation in the Middle East. Although inflation does not normally affect a financial institution as dramatically as it does businesses with large investments in plants and inventories, it does have an effect. During periods of high inflation there are usually corresponding increases in the money supply and banks experience above average growth in assets, loans, and deposits. General increases in the prices of goods and services also result in increased operating expenses.

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

         The Corporation maintains an available-for-sale investment portfolio. While investment securities purchased for this portfolio are generally purchased with the intent to be held to maturity, such securities are marketable and occasional sales may occur prior to maturity as part of the process of asset/liability and liquidity management. The Corporation has in the past maintained a held-to-maturity investment portfolio. Securities in this portfolio are generally not considered a primary source of liquidity. Management deliberately maintains a short-term maturity schedule for its investments so that there is a continuing stream of maturing investments. The Corporation intends to maintain a short-term investment portfolio in order to continue to be able to supply liquidity to its loan portfolio and for customer withdrawals.

         The Corporation has substantially more liabilities that mature in the next 12 months than it has assets maturing in the same period. Further, the Corporation has legal obligations to extend credit pursuant to loan commitments, lines of credit and standby letters of credit which totaled $14,603,000, $20,493,000, and $2,506,000, respectively, at December 31, 2002 (see Note 14 to the consolidated financial statements). However, based on its historical experience, and that of similar financial institutions, the Corporation believes that it is unlikely that so many deposits would be withdrawn, without being replaced by other deposits, and extensions of credit would be required, that the Corporation would be unable to meet its liquidity needs with the proceeds of maturing assets, in the ordinary course of business.

         The Corporation also maintains various federal funds lines of credit with correspondent banks and is able to borrow from the Federal Home Loan Bank of Atlanta and the Federal Reserve's discount window.

         The Corporation, through its Banks, has a demonstrated ability to attract deposits from its market area. Deposits have grown from $147 million in 1998 to over $337 million in 2002. This stable growing base of deposits is the major source of operating liquidity.

         The Corporation's long-term liquidity needs are expected to be primarily affected by the maturing of long-term certificates of deposit. At
December 31, 2002 the Corporation had approximately $28.4 million in certificates of deposit and other obligations maturing in one to five years. The Corporation had $17.2 million in obligations maturing after five years. The Corporation's assets maturing in the same periods were $134.1 million and $42.9 million, respectively. With a substantially larger dollar amount of assets maturing in both periods than liabilities, the Corporation believes that it will not have any significant long-term liquidity problems.

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

         Achieving consistent growth in net interest income is the primary goal of the Corporation's asset/liability function. The Corporation attempts to control the mix and maturities of assets and liabilities to achieve consistent growth in net interest income despite changes in market interest rates. The Corporation seeks to accomplish this goal while maintaining adequate liquidity and capital. The Corporation's asset/liability mix is sufficiently balanced so that the effect of interest rates moving in either direction is not expected to be material over time.

         The Corporation's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Corporation's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a quarterly basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve-month period. It reports a base case in which interest rates remain flat and reports variations that occur when rates increase and decrease 100 and 200 basis points. According to the model, as of December 31, 2002 the Corporation is positioned so that net interest income would increase $1,153,000 and net income would increase $709,000 if interest rates were to rise 300 basis points in the next twelve months. Conversely, net interest income would decline $768,000 and net income would decline $473,000 if interest rates were to decline 100 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Corporation could undertake in response to changes in interest rates or the effects of responses by others.

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

                                          Average
                                           rate      2003       2004      2005      2006     2007   Thereafter   Balance  Fair value
                                           ----      ----       ----      ----      ----     ----   ----------   -------  ----------
                                                                      (Dollar amounts in thousands)
Earnings assets
  Interest bearing deposits ...........   2.93%  $    511   $      -   $      -   $     -   $     -    $     -   $    511   $    511
  Investment securities ...............   4.70%     3,971      1,917     18,524     9,798     6,599     12,257     53,066     53,066
  Federal funds sold ..................   1.62%    23,831          -          -         -         -          -     23,831     23,831
  Loans ...............................   6.89%   148,111     22,503     24,286    38,133    39,234     34,217    306,484    307,418

Interest bearing liabilities
  Savings .............................   1.62%    65,660          -          -         -         -          -     65,660
   Interest bearing transaction accts .   0.69%    40,963          -          -         -         -          -     40,963
  Time deposits < $100,000 ............   3.30%    98,973     11,106      3,936       846       504          -    115,365
  Time deposits > $100,000 ............   3.28%    58,998      5,874      2,674       400         -                67,946
                                                                                                                 --------   --------
  Total deposits ......................   2.51%                                                                   289,934    290,911
  Short term borrowing ................   1.45%    16,302          -          -         -         -          -     16,302     16,306
  Warehouse lines of credit ...........   3.46%    18,249          -          -         -         -          -     18,249     18,249
  FHLB advances .......................   5.54%  $     70   $     70   $  1,370   $   500   $ 1,000    $17,200   $ 20,210   $ 22,335

         The static interest rate sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to the static repricing structure of the Banks' assets and liabilities. At December 31, 2002 on a cumulative basis through twelve months, rate sensitive liabilities exceeded rate sensitive assets, by $92 million. The liability sensitive position is largely due to the assumption that the Banks' $107 million in interest bearing transaction accounts, savings accounts and money market accounts will reprice within a year. This assumption may or may not be valid, since these accounts vary greatly in their sensitivity to interest rate changes in the market.

         The following table summarizes the Corporation's interest sensitivity position as of December 31, 2002.

                          Interest Sensitivity Analysis

                                                           Within 3                                           Over 5
                                                            months         4-12 months       1-5 years         years         Total
                                                            ------         -----------       ---------         -----         -----
                                                                                   (Dollar amounts in thousands)
Interest earning assets
  Interest bearing deposits .........................      $     511        $       -        $       -      $       -      $     511
  Taxable investment securities .....................         21,460           12,336            6,235          3,614         43,645
  Tax exempt investment securities ..................            400              510            3,817          4,694          9,421
  Federal funds sold ................................         23,831                -                -              -         23,831
  Loans, net of unearned income .....................        126,672           21,223          124,002         34,587        306,484
                                                           ---------        ---------        ---------      ---------      ---------

    Total interest earning assets ...................        172,874           34,069          134,054         42,895        383,892
                                                           ---------        ---------        ---------      ---------      ---------

Interest bearing liabilities
  Savings ...........................................         65,660                -                -              -         65,660
  Interest bearing transaction accounts .............         40,963                -                -              -         40,963
  Time deposits < $100M .............................         32,673           66,200           16,492              -        115,365
  Time deposits > $100M .............................         23,149           35,848            8,949              -         67,946
  Short term borrowing ..............................         16,302                -                -              -         16,302
  FHLB advances .....................................              -               70            2,940         17,200         20,210
  Lines of credit payable ...........................         18,249                -                -              -         18,249
                                                           ---------        ---------        ---------      ---------      ---------

    Total interest bearing liabilities ..............      $ 196,996        $ 102,118        $  28,381      $  17,200      $ 344,695
                                                           ---------        ---------        ---------      ---------      ---------

Interest sensitivity gap ............................      $ (24,122)       $ (68,049)       $ 105,673      $  25,695      $  39,197
Cumulative gap ......................................        (24,122)         (92,171)          13,502         39,197
RSA/RSL .............................................             88%              33%
Cumulative RSA/RSL ..................................             88%              69%

RSA - rate sensitive assets; RSL- rate sensitive liabilities


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


Item 8.  Financial Statements and Supplementary Data

         Please see the attached audited financial statements for the period ended December 31, 2002.

                   COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
Independent Auditors' Report                                                  35
Consolidated Balance Sheets, December 31, 2002 and 2001                       36
Consolidated Statements of Income, Years Ended December 31,
   2002, 2001, and 2000                                                       37
Consolidated Statements of Changes in Shareholders' Equity, Years Ended
   December 31, 2002, 2001, and 2000                                          39
Consolidated Statements of Cash Flows, Years Ended December 31,
   2002, 2001, and 2000                                                       41
Notes to Consolidated Financial Statements                                    43

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and
Board of Directors of
Community Bankshares, Inc.


We have audited the accompanying consolidated balance sheets of Community Bankshares, Inc., and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community
Bankshares, Inc., and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.



                                        s/J. W. Hunt and Company, L.L.P.

Columbia, South Carolina
February 13, 2003

                   COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 2002 AND 2001

                                                  ASSETS
($ in thousands)                                                                                          2002                 2001
                                                                                                          ----                 ----

Cash and due from banks ...................................................................           $  14,738           $  14,586
Federal funds sold ........................................................................              23,831              11,063
                                                                                                      ---------           ---------
  Total cash and cash equivalents .........................................................              38,569              25,649
Interest-bearing deposits with banks ......................................................                 511               2,376
Securities available for sale, at fair value ..............................................              53,066              43,207
Securities held to maturity (fair value approximates $0
   and $500 as of December 31, 2002 and 2001, respectively) ...............................                   -                 500
Loans held for sale .......................................................................              24,664              10,265
Loans receivable, net of allowance for loan
   losses of $3,573 in 2002 and $2,830 in 2001 ............................................             302,911             227,075
Accrued interest receivable ...............................................................               2,131               1,762
Premises and equipment - net ..............................................................               6,376               5,177
Net deferred tax asset ....................................................................                 584                 870
Intangible assets .........................................................................               7,896                 921
Other assets ..............................................................................                 612                 815
                                                                                                      ---------           ---------

                  Total assets ............................................................             437,320             318,617
                                                                                                      =========           =========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits:
      Demand, non interest-bearing ........................................................           $  47,128           $  35,882
      Interest-bearing transaction accounts ...............................................              40,963              41,564
      Savings .............................................................................              65,660              39,479
      Certificates of deposit of $100 and over ............................................              67,946              51,374
      Other time deposits .................................................................             115,365              87,134
                                                                                                      ---------           ---------
                  Total deposits ..........................................................             337,062             255,433
   Federal funds purchased and securities sold under
      agreements to repurchase ............................................................              16,302               4,171
   Federal Home Loan Bank advances ........................................................              20,210              20,280
   Lines of credit payable ................................................................              18,249               9,028
   Accrued interest payable ...............................................................                 759                 946
   Accrued expenses and other liabilities .................................................               1,021               1,212
                                                                                                      ---------           ---------
                  Total liabilities .......................................................             393,603             291,070
                                                                                                      ---------           ---------

Shareholders' equity:
   Common stock - no par  value, authorized
      shares - 12,000,000; issued and
      outstanding - 4,304,384 shares
      in 2002 and 3,299,674 shares in 2001 ................................................              29,090              17,208
   Retained earnings ......................................................................              14,529              10,346
   Accumulated other comprehensive income (loss) ..........................................                  98                  (7)
                                                                                                      ---------           ---------
                  Total shareholders' equity ..............................................              43,717              27,547
                                                                                                      ---------           ---------

                  Total liabilities and shareholders' equity ..............................             437,320             318,617
                                                                                                      =========           =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME, YEARS
                     ENDED DECEMBER 31, 2002, 2001, AND 2000

($ and shares  in thousands, except per share data)
                                                                                                      2002      2001     2000
                                                                                                      ----      ----     ----
Interest and dividend income:
   Loans, including fees ........................................................................   $19,416   $18,110   $16,652
   Deposits with other financial institutions ...................................................        36       161        64
  Debt securities:
    Taxable .....................................................................................     1,872     2,040     2,891
    Tax exempt ..................................................................................       217        29        32
  Dividends .....................................................................................        98       127       134
   Federal funds sold and securities
      purchased under agreements to resell ......................................................       347       734       430
                                                                                                    -------   -------   -------
     Total interest and dividend income .........................................................    21,986    21,201    20,203
                                                                                                    -------   -------   -------
Interest expense:
  Deposits:
      Interest-bearing transaction accounts .....................................................       285       264       329
      Savings ...................................................................................       905     1,117     1,358
      Certificates of deposit of $100 and over ..................................................     1,876     2,415     2,279
      Certificates of deposit of less than $100 .................................................     3,452     5,079     4,626
                                                                                                    -------   -------   -------
                  Total interest on deposits ....................................................     6,518     8,875     8,592
   Federal funds purchased and securities sold
      under agreements to repurchase ............................................................       122       237       218
  Other borrowings ..............................................................................     1,479     1,149     1,165
                                                                                                    -------   -------   -------
      Total interest expense ....................................................................     8,119    10,261     9,975
                                                                                                    -------   -------   -------
Net interest income .............................................................................    13,867    10,940    10,228
Provision for loan losses .......................................................................     1,033       650       688
                                                                                                    -------   -------   -------
Net interest income after provision
     for loan losses ............................................................................    12,834    10,290     9,540
                                                                                                    -------   -------   -------
Noninterest income:
   Service charges on deposit accounts ..........................................................     2,760     2,058     1,475
  Mortgage banking income .......................................................................     4,413     1,033        98
   Gains on sales of securities .................................................................       119        31         -
   Deposit box rent .............................................................................        39        27        25
   Bank card fees ...............................................................................        29        28        29
   Credit life insurance commissions ............................................................        62        62        77
   Other ........................................................................................       530       345       262
                                                                                                    -------   -------   -------
                  Total noninterest income ......................................................     7,952     3,584     1,966
                                                                                                    -------   -------   -------
Noninterest expenses:
   Salaries and employee benefits ...............................................................     7,812     4,651     3,779
   Premises and equipment .......................................................................     1,444     1,009       942
   Marketing ....................................................................................       338       266       207
   Regulatory fees ..............................................................................       205       181       140
   Supplies .....................................................................................       284       166       160
   Director fees ................................................................................       190       162       137
   FDIC insurance ...............................................................................        50        48        33
   Other ........................................................................................     2,142     1,327     1,154
                                                                                                    -------   -------   -------
                  Total noninterest expenses ....................................................    12,465     7,810     6,552
                                                                                                    -------   -------   -------

                                                                (Continued) - 1

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME,
                 YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                                        2002               2001                2000
                                                                                        ----               ----                ----


Income before provision for income taxes ...............................               8,321               6,064               4,954

Provision for income taxes .............................................               2,920               2,156               1,807
                                                                                      ------              ------              ------

    Net income .........................................................              $5,401              $3,908              $3,147
                                                                                      ======              ======              ======

Average number of common shares outstanding
     Basic .............................................................               3,804               3,218               3,194
     Diluted ...........................................................               3,914               3,246               3,216

Earnings per common share:
     Basic .............................................................              $ 1.42              $ 1.21              $  .99
     Diluted ...........................................................              $ 1.38              $ 1.20              $  .98









                                                                 (Concluded) -2.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY,
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

($ in thousands, except per share data)

                                                                                                          ACCUMULATED
                                                                                                             OTHER
                                                                   COMMON STOCK              RETAINED     COMPREHENSIVE
                                                            SHARES            AMOUNT         EARNINGS      INCOME (LOSS)     TOTAL
                                                            ------            ------         --------     -------------      -----

Balance, December 31, 1999 .........................      3,191,462      $   14,207      $    6,549      $     (511)     $   20,245
Shares issued by DRIP ..............................          5,335               3               -               -               3
Common stock issued under options ..................          2,520              19               -               -              19
Costs of stock dividend ............................              -             (10)              -               -             (10)
Cash-in-lieu of 5% stock dividend ..................           (137)              -               -               -               -
Market value of 5% stock dividend ..................              -           1,709          (1,709)              -               -
Comprehensive income:
     Net income ....................................              -               -           3,147               -           3,147
     Change in  unrealized  gain  (loss)
         on  securities   available  for
         sale,  net of  reclassification
         adjustment and tax effects ................                                                            380             380
                                                                                                                         ----------
         Total comprehensive income ................                                                                          3,527
                                                                                                                         ----------
Cash dividends ($.22 per share) ....................              -               -            (645)              -            (645)
                                                         ----------      ----------      ----------      ----------      ----------

Balance, December 31, 2000 .........................      3,199,180          15,928           7,342            (131)         23,139
                                                         ----------      ----------      ----------      ----------      ----------


                                                                   (Continued)-1

                   COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY,
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

          ($ in thousands, except per share data)                                                          ACCUMULATED
                                                                                                              OTHER
                                                                  COMMON STOCK              RETAINED      COMPREHENSIVE
                                                            SHARES            AMOUNT        EARNINGS      INCOME (LOSS)     TOTAL
                                                            ------            ------        --------      -------------     -----
Common   stock  issued  in  purchase  of
     Community Resource Mortgage Inc. ..............         95,454           1,241                                           1,241
Common stock issued under options ..................          5,040              39                                              39
Comprehensive income:
     Net income ....................................                                          3,908                           3,908
     Change in  unrealized  gain  (loss)
         on  securities   available  for
         sale,  net of  reclassification
         adjustment and tax effects ................                                                            124             124
                                                                                                                         ----------
         Total comprehensive income ................                                                                          4,032
                                                                                                                         ----------
Cash dividends ($.28 per share) ....................              -               -            (904)              -            (904)
                                                         ----------      ----------      ----------      ----------      ----------
Balance, December 31, 2001 .........................      3,299,674          17,208          10,346              (7)         27,547
                                                         ----------      ----------      ----------      ----------      ----------

Common   stock  issued  in  purchase  of
     Ridgeway Bankshares Inc. ......................      1,000,000          12,020                                          12,020
Common stock issued under options ..................          4,710              40                                              40
Costs associated with merger .......................                           (178)                                           (178)
Comprehensive income:
     Net income ....................................                                          5,401                           5,401
     Change in  unrealized  gain  (loss)
         on  securities   available  for
         sale,  net of  reclassification
         adjustment and tax effects ................                                                            105             105
                                                                                                                         ----------
         Total comprehensive income ................                                                                          5,506
                                                                                                                         ----------
Cash dividends ($.32 per share) ....................              -               -          (1,218)              -          (1,218)
                                                         ----------      ----------      ----------      ----------      ----------

Balance, December 31, 2002 .........................      4,304,384      $   29,090      $   14,529      $       98      $   43,717
                                                         ==========      ==========      ==========      ==========      ==========

                                                                   (Continued)-2

                   COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS,
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

($ in thousands)

                                                                                           2002              2001             2000
                                                                                           ----              ----             ----

Cash flows from operating activities:
   Net income ...................................................................       $   5,401        $   3,908        $   3,147
   Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Depreciation and amortization ..........................................             766              467              478
         Net amortization (accretion) of investment securities ..................               9              (23)              15
         Provision for loan losses ..............................................           1,033              650              688
         Net realized gains on sale of securities
                available-for-sale ..............................................            (119)             (31)               -
         Proceeds from sales of real estate loans held for sale .................         176,011           34,915            5,868
         Originations of real estate loans held for sale ........................        (190,410)         (34,414)          (5,942)
         Deferred income taxes ..................................................             286             (140)            (148)
   Net changes in operating assets and liabilities:
         Accrued interest receivable ............................................            (369)             568             (630)
         Other assets ...........................................................             203             (477)             101
         Accrued interest payable ...............................................            (187)            (278)             454
         Other liabilities ......................................................            (191)             522               (2)
                                                                                        ---------        ---------        ---------
                  Net cash (used for) provided by operating
                        activities ..............................................          (7,567)           5,667            4,029
                                                                                        ---------        ---------        ---------

Cash flows from investing activities:
   Net (increase) decrease in interest-bearing deposits in banks ................           1,865           (1,729)             194
   Purchases of investment securities held-to-maturity ..........................               -           (1,650)               -
   Purchases of investment securities available-for-sale ........................         (91,018)         (84,959)         (16,797)
   Proceeds from maturities of investment securities
     held-to-maturity ...........................................................             500           13,525            1,000
   Proceeds from maturities of investment securities
     available-for-sale .........................................................          60,831           76,111            6,742
   Proceeds from sales of investment securities available-for-sale ..............          20,543            7,074                -
   Acquisitions accounted for under the purchase method of
     accounting .................................................................           8,922              529                -
   Cash paid in connection with merger ..........................................          (4,000)               -                -
   Loan originations and principal collections, net .............................         (76,869)         (35,113)         (38,188)
   Purchases of premises and equipment ..........................................          (1,842)          (1,164)            (270)
                                                                                        ---------        ---------        ---------
                  Net cash used by investing activities .........................         (81,068)         (27,376)         (47,319)
                                                                                        ---------        ---------        ---------







                                                                (Continued) - 1.

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS,
                 YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                                              2002            2001          2000
                                                                              ----            ----          ----

Cash flows from financing activities:
   Net increase in deposits .............................................   $  81,629    $  36,622    $  34,447
   Net increase (decrease) in federal funds purchased and
     securities sold under agreements to repurchase .....................      12,131       (5,181)       6,570
   Federal Home Loan Bank advances (repayments) .........................         (70)         (70)         930
   Net increase (decrease) under lines of credit ........................       9,221       (1,445)           -
   Stock issuance cost ..................................................           -            -          (10)
   Proceeds from issuance of common stock ...............................          40           39           22
  Costs incurred in business combinations ...............................        (178)         (42)           -
   Dividends paid .......................................................      (1,218)        (904)        (645)
                                                                            ---------    ---------    ---------
                  Net cash provided by financing activities .............     101,555       29,019       41,314
                                                                            ---------    ---------    ---------

Net change in cash and cash equivalents .................................      12,920        7,310       (1,976)

Cash and cash equivalents at beginning of year ..........................      25,649       18,339       20,315
                                                                            ---------    ---------    ---------

Cash and cash equivalents at end of year ................................   $  38,569    $  25,649    $  18,339
                                                                            =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:

      Cash payments for interest ........................................   $   8,306    $  10,539    $   9,590
                                                                            =========    =========    =========

      Cash payments for income taxes ....................................   $   3,130    $   2,240    $   1,927
                                                                            =========    =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
   INVESTING ACTIVITIES:

      Transfers of loans receivable to other
         real estate owned ..............................................   $     219    $     267    $     145
                                                                            =========    =========    =========

      Transfer from retained earnings to
         common stock outstanding for the market
         value of the 5% stock dividend .................................   $       -    $       -    $   1,709
                                                                            =========    =========    =========

      Fair value of shares issued for purchase of
         Community Resource Mortgage, Inc. ..............................   $       -    $   1,241    $       -
                                                                            =========    =========    =========

      Fair value of shares issued for purchase of
         Ridgeway Bancshares, Inc. ......................................   $  12,020    $       -    $       -
                                                                            =========    =========    =========

                                                               (Concluded) - 2

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                   COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

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

In June 1996, Sumter National Bank (SNB), and in July 1998, Florence National Bank (FNB), commenced operations in Sumter and Florence, South Carolina, respectively, following approval by the Comptroller of the Currency and other regulators. Upon completion of their organization, the common stock of SNB and FNB was acquired by the Corporation.

In November 2001 the Corporation acquired all the common stock of Resource Mortgage Inc., a Columbia, South Carolina based mortgage company. The Corporation issued 95,454 shares of its common stock in exchange for 100% of the common stock of Resource Mortgage Inc. The subsidiary was renamed Community Resource Mortgage Inc. (CRM).

In July 2002 the Corporation acquired the common stock of Ridgeway Bancshares Inc., the holding company for the Bank of Ridgeway (BOR). The Corporation issued 1,000,000 shares of its stock and paid $4,000,000 cash in exchange for 100% of the common stock of Ridgeway Bancshares Inc. The transaction was consummated July 1, 2002.

The banks and the mortgage company operate as wholly-owned subsidiaries of the Corporation with separate Boards of Directors and operating policies and they provide a variety of financial services to individuals and businesses throughout South Carolina. The primary deposit products are checking, savings and term certificate accounts. The primary lending products are consumer, commercial and mortgage loans.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         PRINCIPLES OF CONSOLIDATION:

The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK:

Most of the Corporation's activities are with customers located within South Carolina. Note 4 discusses the types of securities the Corporation purchases.
Note 5 discusses the types of lending that the Corporation engages in. The Banks grant agribusiness, commercial, consumer and residential loans to customers throughout South Carolina. Although the Banks have diversified loan portfolios, a substantial portion of their debtors' ability to honor their contracts is dependent upon the economies of various South Carolina communities. The mortgage company originates and sells loans into the secondary market; it generally does not maintain loans for its own portfolio.

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

         SECURITIES:

Securities that management has both the ability and positive intent to hold to maturity are classified as held to maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. The Corporation has made a management decision to avoid acquiring further held to maturity securities. Securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, increase in regulatory capital, or other similar factors, are classified as available for sale and are carried at fair value. Unrealized gains and losses on securities available for sale are excluded from earnings and reported in other comprehensive income. Gains and losses on the sale of securities available for sale are recorded on the trade date and are determined using the specific identification method. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Interest and dividends on securities, including the amortization of premiums and
the  accretion  of  discounts,   are  reported  in  interest  and  dividends  on
securities.

No securities are being held for short-term resale; therefore, the Corporation does not currently use a trading account classification.

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         LOANS HELD FOR SALE:

The Corporation originates loans for sale generally without recourse to other financial institutions under commitments or other arrangements in place prior to loan origination. Sales are completed at or near the loan origination date.

Mortgage loans originated by the Banks and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Gains and losses, if any, on the sale of such loans are determined using the specific identification method. All fees and other income from these activities are recognized in income when loan sales are completed.

The Corporation's mortgage subsidiary, Community Resource Mortgage, Inc., engages in the origination and sale of residential mortgage loans. Virtually all the loans it originates are sold into the secondary market within thirty days. Accordingly, fees and costs associated with this process are recognized when received or incurred.

         LOANS RECEIVABLE:

The Corporation grants mortgage, commercial and consumer loans to customers. The ability of the Corporation's debtors to honor their contracts is dependent upon the general economic conditions in its service areas. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balance adjusted for charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance. In management's judgment the effect of amortizing loan fees and related costs would be immaterial in relation to the results of operation for the Corporation. Accordingly, fees are recognized as income when received and costs are recognized when incurred.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management of each Bank reviews its allowance for loan losses in three broad categories: commercial and industrial, loans secured by real estate and loans to individuals, and assigns an estimated percentage factor to each in the determination of the estimate of the allowance for loan losses. Where the Banks'

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


internal and external loan review programs identify loans that are subject to specific weaknesses such loans are reviewed for a specific loan loss allowance.

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

      DERIVATIVE FINANCIAL INSTRUMENTS AND CHANGE IN ACCOUNTING PRINCIPLE

On January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value.

Rate Lock Commitments
On March 13, 2002, the Financial Accounting Standards Board (FASB) determined that loan commitments related to the origination or acquisition of mortgage loans that will be held for sale must be accounted for as derivative instruments, effective for fiscal quarters beginning after April 10, 2002. Accordingly, the Corporation adopted such accounting on July 1, 2002.

The Corporation enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. Accordingly, such commitments, along with any related fees received from potential borrowers, are recorded at fair value in derivative assets or liabilities, with changes in fair value recorded in the net gain or loss on sale of mortgage loans. Fair value is based on fees currently charged to enter into similar agreements, and for fixed-rate commitments also considers the difference between current levels of interest rates and the committed rates. Prior to July 1, 2002, such commitments were recorded to the extent of fees received. Fees received were subsequently included in the net gain or loss on sale of mortgage loans.

The cumulative effect of adopting SFAS No. 133 for rate lock commitments as of July 1, 2002 was not material.


                  STOCK-BASED COMPENSATION:

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to Employees", whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation's stock option plans have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Corporation has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

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

         PREMISES AND EQUIPMENT:

Premises and equipment are stated at cost, less accumulated depreciation computed principally on the straight-line method over the estimated useful lives of the assets. Useful lives of assets are outlined below:

    Building                                                        32-40 years
    Building components                                              5-30 years
    Vault doors, safe deposit boxes, night depository, etc.            40 years
    Furniture, fixtures and equipment                                5-25 years


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

         OFF BALANCE SHEET CREDIT RELATED FINANCIAL INSTRUMENTS:

In the ordinary course of business the Banks enter into commitments to extend credit and grant standby letters of credit. Such off-balance-sheet financial instruments are recorded in the consolidated financial statements when they are funded.

         SEGMENTS:

Community Bankshares, Inc. through its banking subsidiaries, ONB, SNB, FNB, BOR and its mortgage subsidiary, CRM, provides a broad range of financial services to individuals and companies in South Carolina. These services include demand, time, and savings deposits; lending services; ATM processing; and similar financial services. While the Corporation's decision makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, the subsidiary operations are not considered by management to comprise more than one reportable operating segment.

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

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income.  Currently,  the  Corporation's  only component of Comprehensive  Income
(Loss) is its unrealized gains (losses) on securities available for sale.

     TRANSFERS OF FINANCIAL ASSETS

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

         RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, the FASB issued SFAS No. 141, Business Combinations. No. 141 eliminates the pooling-of-interests method of accounting for business combinations and requires that all business combinations in its scope be accounted for using the purchase method of accounting. No.141 is effective for business combinations initiated after June 30, 2001. No. 141 was adopted by the Corporation and was applied to the acquisition of Community Resource Mortgage, Inc. and Ridgeway Bancshares, Inc. The adoption of this standard did not have a material effect on the financial position or operations of the Corporation.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets). No. 142 requires that goodwill and other intangible assets that have indefinite lives are to no longer be amortized but should be evaluated at least annually for impairment. No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of this standard did not have a material effect on the financial position or operations of the Corporation.

In July 2001, the FASB issued No. 143, Accounting for Asset Retirement Obligations. No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. No. 143 will be adopted by the Corporation for its fiscal year beginning January 1, 2003. The adoption of this standard is not expected to have a material effect on the financial position or operations of the Corporation.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposition of Long-Lived Assets. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discounted operations to include primarily all disposal transactions. It further establishes criteria to determine when a long-lived asset is held for sale and establishes measurement criteria at the asset's or group of assets' lower of unamortized cost or fair value at the date the asset is reclassified as held and used. SFAS No. 144 was adopted by the Company upon its required effective date, for its fiscal year ended December 31, 2002. The adoption of this standard did not have a material effect on the financial position or operations of the Corporation.

FASB Technical Bulletin No. 01-1 deferred until 2002 application of the isolation standards of FASB SFAS No. 140 as applied to financial institutions. FASB SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, provides accounting and reporting standards for transfers of financial assets and extinguishments of liabilities based on a financial components approach that focuses on retention or surrender of control of such assets or liabilities. The Statement also requires the reclassification of financial assets pledged as collateral under certain circumstances. FASB SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001, and effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 31, 2000. The adoption of FASB SFAS No. 140 in 2001 and the deferral allowed by FASB Technical Bulletin No. 01-01 has not had any material effect on the financial position or operations of the Corporation.

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FASB SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No 13, and Technical Corrections, addresses financial accounting and reporting for extinguishment of debt and for certain lease modifications that have economic effects similar to sale-leaseback transactions. This Statement requires that gains and losses from debt extinguishments that are part of an entity's recurring operations not be accounted for as extraordinary items. Furthermore, gains and losses from debt extinguishments that are not part of an entity's recurring operations are required to be evaluated using the criteria in Accounting Principles Board Opinion No. 30, Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions to determine whether extraordinary treatment is warranted for those transactions. The provisions of this Statement related to debt extinguishments are required to be applied in fiscal years beginning after May 15, 2002, with early application encouraged. Restatement is required for amounts that previously were classified as extraordinary, but that do not meet the criteria in Opinion No. 30 for extraordinary treatment. The Statement's other provisions were required to be applied either to transactions occurring after May 15, 2002 or for financial statements issued on or after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 as of January 1, 2002 did not have any material effect on the financial position or operations of the Corporation.

FASB SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for costs associated with exit or disposal activities. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred, rather than the previous recognition of a liability at the date that an entity committed to an exit plan. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have any material effect on the financial position or operations of the Corporation.

SFAS No. 147, Acquisitions of Certain Financial Institutions, addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, and provides guidance on accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets. This Statement requires that acquisitions of all or part of a financial institution that meet the definition of a business combination be accounted for by the purchase method in accordance with SFAS No. 141, Business Combinations. Acquisitions that do not qualify as business combinations are to be accounted for in accordance with paragraphs 4-8 of Statement No. 141. This Statement also makes the provisions of SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, applicable to long-term customer-relationship intangible assets recognized in the acquisition of a financial institution. The provisions of this Statement were generally effective as of October 1, 2002, with earlier application permitted. The adoption of this standard did not have a material effect on the financial position or operations of the Corporation.

SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, amends SFAS No. 123 to provide alternative methods of transition for entities that voluntarily change to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based compensation. The provisions of this Statement related to transition provisions and disclosure requirements were effective for financial statements for fiscal years ending after December 15, 2002. Adoption of this Statement as of December 15, 2002 did not have any material effect on the financial position or operations of the Corporation for the years ended December 31, 2002, 2001 and 2000, nor is it expected to have any such effects on the Company's future financial position or results of operations.

The American Institute of Certified Public Accountants ("AICPA") Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 01-6, Accounting by Certain Entities That Lend to or Finance the Activities of Others, that reconciles existing differences in the accounting and financial reporting guidance in the AICPA Audit and Accounting Guides for banks, credit unions and thrifts. The SOP is effective for fiscal years beginning after December 15, 2001. The adoption of this SOP had no material effect on the financial position or operations of the Corporation.

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The FASB issued its Interpretation 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which addresses a guarantor's measurement and recognition of its liabilities under certain guarantee transactions at inception and provides for new disclosures regarding the nature and extent of such guarantees. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. FIN 45's initial recognition and measurement provisions are effective prospectively; that is, for guarantees issued or modified on or after January 1, 2003. The adoption of the disclosure provisions of this Interpretation as of December 31, 2002 had no material effect on the financial statements of the Company. Furthermore, the adoption of the Interpretation's measurement and recognition provisions as of January 1, 2003 is not expected to have any material adverse or beneficial effects on the financial position and operations of the Corporation.

         ADVERTISING COSTS:

The cost of advertising is expensed as incurred.

         OTHER:

Certain amounts previously reported in the statements have been reclassified to conform to the current year's presentation and disclosure requirements. These reclassifications had no effect on net income.

NOTE 3 - RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS:

The Banks are required to maintain average reserve balances with the Federal Reserve or in available cash. The average daily reserve balance requirements at December 31, 2002 were approximately $1.8 million.

At December 31, 2002, the Corporation had cash balances with correspondent banks totaling approximately $786,000, all but $520,000 of which was fully insured by the FDIC.

NOTE 4 - SECURITIES:

Securities held to maturity consist of the following (in thousands of dollars):

                                                                        December 31, 2002
                                                                     GROSS           GROSS
                                                   AMORTIZED       UNREALIZED      UNREALIZED         FAIR
                                                      COST           GAINS           LOSSES           VALUE
                                                      ----           -----           ------           -----

U.S. Government and federal agencies ...........     $    -          $    -          $    -           $   -
                                                     ======          ======          ======           =====


                                                                        December 31, 2001
                                                                     GROSS           GROSS
                                                   AMORTIZED       UNREALIZED      UNREALIZED         FAIR
                                                      COST           GAINS           LOSSES           VALUE
                                                      ----           -----           ------           -----

U.S. Government and federal agencies ...........      $500           $   -           $   -            $500
                                                      ====           =====           =====            ====

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities available for sale consist of the following (in thousands of dollars):

                                                                       December 31, 2002
                                                                      GROSS           GROSS
                                                   AMORTIZED       UNREALIZED      UNREALIZED         FAIR
                                                     COST             GAINS          LOSSES           VALUE
                                                     ----             -----          ------           -----
U.S. Government and federal agencies ...........     $41,488            $ 43         $    -          $41,531
State and local government .....................       9,514             115             (4)           9,625
Federal Home Loan Bank stock ...................       1,260               -              -            1,260
Federal Reserve stock ..........................         408               -              -              408
Equity securities ..............................         242               -              -              242
                                                     -------            ----         ------          -------
  Total ........................................     $52,912            $157         $   (4)         $53,066
                                                     =======            ====         =======         =======


                                                                       December 31, 2001
                                                                      GROSS           GROSS
                                                   AMORTIZED       UNREALIZED      UNREALIZED         FAIR
                                                     COST             GAINS          LOSSES           VALUE
                                                     ----             -----          ------           -----
U.S. Government and federal agencies ..........     $40,437           $  150          $  (172)       $40,415
State and local government ....................         801               10                -            811
Federal Home Loan Bank stock ..................       1,396                -                -          1,396
Federal Reserve stock .........................         408                -                -            408
Equity securities .............................         177                -                -            177
                                                    -------           ------          -------        -------
  Total .......................................     $43,219           $  160          $  (172)       $43,207
                                                    =======           ======          ========       =======

The amortized cost and fair value of debt securities at December 31, 2002, by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands of dollars)                               Held to Maturity          Available for Sale                   Total
                                                        ----------------          ------------------                   -----
                                                   Amortized                 Amortized                      Amortized
                                                     cost      Fair Value      cost         Fair Value        cost        Fair Value
                                                     ----      ----------      ----         ----------        ----        ----------
Within 1 year ..............................           -           -           4,011           3,970           4,011           3,970
Over 1 through 5 years .....................           -           -          38,185          36,701          38,185          36,701
After 5 through 10 years ...................           -           -           8,764          10,445           8,764          10,445
Over 10 years ..............................           -           -              42              40              42              40
                                                     ---         ---         -------         -------         -------         -------
subtotal ...................................           -           -          51,002          51,156          51,002          51,156
Equities ...................................           -           -           1,910           1,910           1,910           1,910
                                                     ---         ---         -------         -------         -------         -------
     Grand total ...........................         $ -         $ -         $52,912         $53,066         $52,912          53,066
                                                     ===         ===         =======         =======         =======         =======

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENT SECURITIES (CONTINUED):

The following is a summary of maturities and weighted average yields of securities held to maturity and securities available for sale as of December 31, 2002 (in thousands of dollars):

                                        Less than       One year to       After Five but            After
                                         one year        five years      within ten years         ten years            Total
                                         --------        ----------      ----------------         ---------            -----
Securities held to maturity:
  Federal agency obligations ......  $    -    0.00%  $     -             $     -             $    -            $     -      0.00%
                                     ------    -----  -------             -------             ------            -------      -----
          Total held to maturity ..       -    0.00%        -                   -                                     -      0.00%
                                     ------    -----  -------             -------                               -------      -----

Securities available for sale:
  US Government obligations .......     998    1.10%        -     0.0%          -      0.0%        -     0.0%       998      1.10%
  Federal agency obligations ......   2,052    5.85%   32,910    3.59%      5,531     4.57%       40    8.04%    40,533      3.83%
  State and local governments .....     920    6.67%    3,791    7.03%      4,914     6.31%        -              9,625      6.63%
  Equities ........................       -                 -                   -              1,910    6.55%     1,910      6.55%
                                     ------           -------             -------             ------    -----   -------      -----
         Total available for sale .   3,970    4.57%   36,701    3.94%     10,445     5.39%    1,950    6.60%    53,066      4.37%
                                     ------    -----  -------    -----    -------     -----   ------    -----   -------      -----

Total for portfolio ...............   3,970    4.57%   36,701    3.94%     10,445     5.39%    1,950    6.58%    53,066      4.37%
                                     ======    =====  =======    =====    =======     =====   ======    =====   =======      =====

         Yields on tax exempt obligations have been computed on a tax equivalent basis using the statutory federal tax rate of 34%.

The Banks, with the exception of the BOR, as members of the Federal Home Loan Bank of Atlanta ("FHLB"), are required to own capital stock in the FHLB of Atlanta based generally upon their balances of residential mortgage loans and FHLB advances. FHLB capital stock owned by the banks is pledged as collateral on FHLB advances. No ready market exists for this stock and it has no quoted market value. However, redemption of this stock has historically been at par value.

All equity securities including investments in the FHLB stock and Federal Reserve Bank stock (as required of the respective banks) have no contractual maturity and are classified in the maturity category of over ten years.

At December 31, 2002 and 2001, investment securities with a carrying value of $12,328,000 and $29,167,000, respectively, were pledged to secure public deposits, FHLB advances, and for other purposes required and permitted by law. At December 31, 2002 and 2001, the carrying amount of securities pledged to secure repurchase agreements was approximately $24,590,000 and $6,108,000, respectively.

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LOANS RECEIVABLE:

The following is a summary of loans by category at December 31, 2002 and 2001 (in thousands of dollars):

                                                            2002           2001
                                                            ----           ----

Commercial, financial and agricultural ...........       $ 78,210       $ 56,515
Real estate - construction .......................         23,345         19,557
Real estate - mortgage ...........................        168,499        127,002
Installment loans to individuals .................         36,430         26,831
                                                         --------       --------

          Total loans - gross ....................        306,484        229,905
                                                         ========       ========

The loan portfolio included fixed rate and adjustable rate loans totaling $191,440,000 and $115,044,000 respectively, at December 31, 2002.

Total overdrawn demand deposits totaling $748,000 and $1,304,000 have been reclassified as loan balances at December 31, 2002 and 2001, respectively.

Gross proceeds on mortgage loans originated for resale were approximately $176,011,000, $34,915,000, and $5,868,000 for the years ended December 31, 2002,
2001, and 2000, respectively. All of these loans were sold at par; therefore, no gain or loss was recognized on the sales.

Loans outstanding to directors, executive officers, principal holders of equity securities, or to any of their associates totaled $13,942,000 at December 31, 2002, and $10,367,000 at December 31, 2001. A total of $17,162,000 in loans were made or added, while a total of $13,587,000 were repaid or deducted during 2002. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. Changes in the composition of the board of directors or the group comprising executive officers also result in additions to or deductions from loans outstanding to directors, executive officers or principal holders of equity securities.

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the allowance for loan losses and related ratios for the years ended December 31, 2002, 2001, and 2000, were as follows (in thousands of dollars):

                                                                                                     2002        2001        2000
                                                                                                     ----        ----        ----

Average amount of loans outstanding ............................................................   $281,907    $211,901    $179,654
                                                                                                   ========    ========    ========
Allowance for loan losses - January 1 * ........................................................   $  3,274    $  2,424    $  1,936
                                                                                                   --------    --------    --------

Loan charge-offs:
     Real estate ...............................................................................        175           9          78
     Installment ...............................................................................        223         202         116
     Credit cards and related plans ............................................................          -           9           9
     Commercial and other ......................................................................        374          87          33
                                                                                                   --------    --------    --------
Total charge-offs ..............................................................................        772         307         236
                                                                                                   --------    --------    --------

Recoveries:
     Real estate ...............................................................................          1           -           3
     Installment ...............................................................................         20          33          25
     Credit cards and related plans ............................................................          -           2           2
     Commercial ................................................................................         17           -           6
                                                                                                   --------    --------    --------
Total recoveries ...............................................................................         38          35          36
                                                                                                   --------    --------    --------

Net charge-offs ................................................................................        734         272         200
Provision for loan losses ** ...................................................................      1,033         678         688
                                                                                                   --------    --------    --------

Allowance for loan losses at end of year .......................................................   $  3,573    $  2,830    $  2,424
                                                                                                   ========    ========    ========

                    Ratios
Net charge-offs to average loans outstanding ...................................................       0.26%       0.13%       0.11%
Net charge-offs to loans outstanding at end of
     year ......................................................................................       0.24%       0.12%       0.10%
Allowance for loan losses to average loans .....................................................       1.26%       1.34%       1.35%
Allowance for loan losses to total loans at
     end of year ...............................................................................       1.17%       1.23%       1.24%
Net charge-offs to allowance for losses ........................................................      20.54%       9.61%       8.25%
Net charge-offs to provision for loans losses ..................................................      71.06%      40.12%      29.07%

* Allowance balance for 2002 includes $444 acquired when Ridgeway Bancshares was merged into the Corporation on July 1, 2002
**Provision expense for 2001 includes $28 acquired with Community Resource Mortgage merger

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following is a summary of information pertaining to impaired loans:

                                                         Year Ended December 31,
                                                             2002          2001
                                                             ----          ----
                                                                (In thousands)

Impaired loans without a valuation allowance .............   $  -           $  -
Impaired loans with a valuation allowance ................    796            281
                                                             ----           ----
Total impaired loans .....................................    796            281
                                                             ====           ====
Valuation allowance related to impaired loans ............   $119           $ 42
                                                             ====           ====

                                                                                                 Years Ended December 31,
                                                                                                 ------------------------
                                                                                         2002               2001                2000
                                                                                         ----               ----                ----
                                                                                                       (In thousands)
Average investment in impaired loans ......................................              $ 862              $ 260              $ 331
                                                                                         =====              =====              =====
Interest income recognized on impaired loans ..............................              $   -              $   -              $   -
                                                                                         =====              =====              =====
Interest income recognized on a cash basis on
   impaired loans .........................................................              $   -              $   -              $   -
                                                                                         =====              =====              =====

No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual, past due loans, and other real estate owned at December 31, 2002 and 2001, were as follows (in thousands of dollars):

                                                               2002        2001
                                                               ----        ----


Nonaccrual loans .........................................    $  796     $  281
Accruing loans 90 days or more past due ..................     1,740         17
                                                              ------     ------
          Total ..........................................     2,536        298
                                                              ======     ======
          Total as a percentage of outstanding loans .....      0.83%      0.13%
Other real estate owned ..................................    $  219     $  267

Gross interest income that would have been recorded for the years ended December 31, 2002, 2001, and 2000 if nonaccrual loans had been performing in accordance with their original terms was approximately $39,000, $7,000, and $33,000, respectively.

NOTE 6 - PREMISES AND EQUIPMENT:

Premises and equipment at December 31, 2002 and 2001, consist of the following (in thousands of dollars):

                                                             2002          2001
                                                             ----          ----
Land ...............................................        $1,149        $  867
Building and components ............................         3,975         3,454
Furniture, fixtures and equipment ..................         4,719         3,576
                                                            ------        ------
          Total ....................................         9,843         7,897
Less, accumulated depreciation .....................         3,467         2,720
                                                            ------        ------
          Premises and equipment - net .............         6,376         5,177
                                                            ======        ======

Depreciation expense was approximately $643,000, $467,000, and $478,000, for the years ended December 31, 2002, 2001, and 2000, respectively.

The FNB office building was built on leased land. The land is being leased under a noncancellable operating lease for an initial term of ten years. The lease terms provide for two ten year renewal options and a third renewal of two years. FNB is responsible for property taxes and improvements. The annual basic rent in lease years one through five is $48,000 and in years six through ten $53,000.

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense for FNB totaled $48,000 per year for 2002, 2001, and 2000, respectively.

SNB constructed a branch office on West Liberty Street in Sumter, SC. The building was opened for business in February 2003. The building is approximately 3,600 square feet and cost approximately $547,000. The land, approximately one acre, is being leased under a noncancellable operating lease for an initial term of twenty years. The lease terms provide for four five-year renewal options after the initial term. SNB is responsible for property taxes and improvements. The annual basic rent in lease years one through five is $35,000; in years six through ten $36,000; in years eleven through fifteen $38,000; and in years sixteen through twenty $40,000. Rent expense for SNB, which began in October 2001, totaled $35,000 and $9,000 in 2002 and 2001, respectively.

Until November 2002 CRM rented all three of its current locations. Rent expense for 2002 totaled $66,000. Rent expense for November and December 2001 totaled $10,000. In November CRM relocated its Columbia office to the Congaree Building on Hampton Street in Columbia. The Columbia office is being leased for a five year term beginning November 2002 and ending October 2007, after which the lease will renew automatically on a month-to-month basis. Lease expense in years 1 through 3 is $94,080; year 4 $96,902, and year 5 $99,810. The other offices are rented on a month-to-month basis.

NOTE 7 - DEPOSITS:

At December 31, 2002, the scheduled maturities of time deposits greater than $100,000 are as follows (in thousands of dollars):

             Maturing in
             -----------
         2003                            $  58,997
         2004                                5,876
         2005                                2,672
         2006                                  401
         2007                                    -
         Thereafter                              -
                                         ---------
         Total                              67,946
                                         =========

         Deposits of directors and officers totaled approximately $5,074,000 and $3,913,000 at December 31, 2002 and 2001, respectively.

NOTE 8 - SHORT-TERM BORROWING:

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

Information concerning securities sold under agreements to repurchase is summarized as follows (in thousands of dollars):

                                                            2002          2001
                                                            ----          ----

Outstanding at year-end ..............................     $16,302      $ 4,171
Interest rate at year-end ............................         .78%        2.08%
Interest expense .....................................     $   122      $   237
Maximum month-end balance during the year ............     $16,302      $10,976
Average amount outstanding during the year ...........     $ 8,419      $ 7,533
Weighted average interest rate during the year .......        1.45%        3.15%

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2002 and 2001 there were no federal funds purchased.

LINES OF CREDIT PAYABLE

Lines of credit payable represent warehouse lines funding loan production for CRM. At year end these balances totaled $18,249,000. Of this amount, $12,326,000 was borrowed from BB&T at the one month LIBOR rate plus 1.95%. The BB&T line expires in October 2003. The line is secured with the value of the underlying mortgages and the guarantee of the Corporation to a maximum of $14 million. The remaining $5,923,000 is the balance on a line outstanding with First Horizon, priced at the individual mortgage loan note rate. The operations of CRM are included in the consolidated financial statements for the two month period ended December 31, 2001, and for the year ended December 31, 2002.

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES:

The Banks, with the exception of BOR, are members of the Federal Home Loan Bank of Atlanta and as such, have access to long-term borrowing. The collateral for any such borrowings consists of blanket liens on the Banks' one-to-four family residential loans and all the banks' stock in the Federal Home Loan Bank of Atlanta. Borrowings during 2002 and 2001 are summarized as follows (in thousands of dollars):
                                                             2002        2001
                                                             ----        ----

Outstanding at year-end ..............................     $20,210      $20,280
Interest rate at year-end ............................        5.54%        5.54%
Maximum amount outstanding at any month-end ..........     $20,280      $20,350
Average amount outstanding during the year ...........     $20,254      $19,899
Weighted average interest rate during the year .......        5.54%        5.77%

Required principal reductions are as follows (in thousands of dollars):
        Year ended Dec. 31,
                2003                        $    70
                2004                             70
                2005                          1,370
                2006                            500
                2007                          1,000
                 Thereafter                  17,200
                                            -------
                        Total                20,210
                                            =======

NOTE 10 - COMMON STOCK:

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

The Corporation issued 1,000,000 shares of its common stock in July 2002 in exchange for 100% of the common stock of Ridgeway Bancshares, Inc., the parent of the Bank of Ridgeway. The shares were valued at the market price of $12.02 at the time of the public announcement of the proposed merger, in November 2001, and totaled approximately $12 million.

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the Corporation's Dividend Reinvestment Plan, shareholders may reinvest all or part of their cash dividends in shares of common stock and also purchase additional shares of common stock. During the three year period ended December 31, 2002 all shares purchased under this plan were purchased in the market, not issued by the Corporation.

NOTE 11 - STOCK OPTIONS AND DIVIDEND REINVESTMENT SHARES:

At December 31, 2002, 485,600 common shares were reserved for issuance pursuant to an employee stock option plan and 624,655 common shares were reserved for issuance pursuant to the dividend reinvestment and additional stock purchase plan.

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

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of options issued pursuant to the Corporation's 1997 pre-amended stock option plan is presented below:

                                                         2002                        2001                           2000
                                                         ----                        ----                           ----
                                                               Exercise                     Exercise                        Exercise
                                                  Shares        Price        Shares           Price         Shares           Price
                                                  ------        -----        ------           -----         ------           -----
Fixed options:
  Outstanding at beginning
       of year ........................          54,600       $   7.60       61,320          $   7.60       63,840          $   7.60
  Granted .............................               -                                             -            -                 -
  Exercised ...........................          (3,150)          7.60       (5,040)             7.60       (2,520)             7.60
  Forfeited ...........................          (1,680)          7.60       (1,680)             7.60            -                 -
                                                 ------                      ------                         ------
  Outstanding at end of
        year ..........................          49,770           7.60       54,600              7.60       61,320              7.60
                                                 ======                      ======                         ======
Options exercisable at
   year-end ...........................          49,770           7.60       54,600              7.60       61,320              7.60

A summary of the status of options issued pursuant to of the Corporation's 1997 stock option plan, as amended in 1999, is presented below:

                                                         2002                        2001                           2000
                                                         ----                        ----                           ----
                                                               Exercise                     Exercise                        Exercise
                                                  Shares        Price        Shares           Price         Shares           Price
                                                  ------        -----        ------           -----         ------           -----
Fixed options:
  Outstanding at beginning
       of year ........................         154,665      $   12.83      157,920        $   12.83      161,700        $   12.83
  Granted .............................               -              -            -                -            -                -
  Exercised ...........................            (250)         12.83            -                -            -                -
  Forfeited ...........................          (7,455)         12.83       (3,255)           12.83       (3,780)           12.83
                                                -------                     -------                       -------
   Outstanding at end of
        year ..........................         146,960          12.83      154,665            12.83      157,920            12.83
                                                =======                     =======                       =======
Options exercisable at
   year-end ...........................         146,960      $   12.83      154,665        $   12.83      157,920        $   12.83

A summary of the status of options issued pursuant to of the Corporation's 1997 stock option plan, as amended in 2001, is presented below:

                                                         2002                        2001                           2000
                                                         ----                        ----                           ----
                                                               Exercise                     Exercise                        Exercise
                                                  Shares        Price        Shares           Price         Shares           Price
                                                  ------        -----        ------           -----         ------           -----
Fixed options:
  Outstanding at beginning
       of year .............................     189,900      $   11.00            -        $    -             -              $  -
  Granted ..................................           -              -      191,400         11.00             -                 -
  Exercised ................................        (600)         11.00            -             -             -                 -
  Forfeited ................................      (2,750)         11.00       (1,500)        11.00             -                 -
                                                 -------                     -------                        ----
  Outstanding at end of
        year ...............................     186,550          11.00      189,900         11.00             -                 -
                                                 =======                     =======                        ====

Options exercisable at
   year-end ................................     186,550      $   11.00            -        $    -             -              $  -

Weighted average fair value
   of options granted during
   the  year ...............................           -       $      -            -        $ 3.04             -              $  -

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information pertaining to options outstanding at December 31, 2002 is as follows:

                                   Options Outstanding                                        Options Exercisable
                                   -------------------                                        -------------------
                                                  Weighted
                                                  Average            Weighted                            Weighted
       Range of                                  Remaining           Average                              Average
       Exercise             Number              Contractual          Exercise           Number            Exercise
        Prices              Outstanding             Life              Price          Exercisable           Price
        ------              -----------             ----              -----          -----------           -----

       $7.60-$12.83          383,280            6.4 years             $11.27            383,280            $11.27

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

                                                                                               Year Ended December 31
                                                                                       (In thousands, except per share data)
                                                                                       -------------------------------------
                                                                                   2002                2001               2000
                                                                                   ----                ----               ----

Net income - as reported .................................................        $          -        $   3,908         $          -
Less  total  stock  based  employee   compensation  expense
     determined  under  fair  value  based  method  for all
     awards net of related tax effects ...................................                   -             (582)                   -
                                                                                  ------------        ---------         ------------
Net income - pro forma ...................................................                   -            3,326                    -
                                                                                  ============        =========         ============

Basic earnings per share - as reported ...................................                   -            1.21                     -
Basic earnings per share - pro forma .....................................                   -            1.02                     -

Diluted earnings per share - as reported .................................                   -            1.20                     -
Diluted earnings per share - pro forma ...................................                   -            1.02                     -

No options were granted in 2002 or 2000.


NOTE 12 - INCOME TAXES:

The Corporation files consolidated federal income tax returns on a calendar-year basis.

The provision for income taxes consists of the following (in thousands of dollars):
                                             2002           2001          2000
                                             ----           ----          ----
Current tax provision:
                                          $ 2,768        $ 2,177        $ 1,801
   Federal
   South Carolina .................           167            119            154
Deferred tax benefit ..............           (15)          (140)          (148)
                                          -------        -------        -------

          Total ...................         2,920          2,156          1,807
                                          =======        =======        =======

The provision for income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense as indicated in the following summary (in thousands of dollars):

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                   2002                  2001                2000
                                                                                   ----                  ----                ----

Income tax at statutory rate on income
   before income taxes ..............................................             $ 2,823              $ 2,062              $ 1,684

Increase (decrease) resulting from:
   South Carolina bank tax, net of federal
      tax benefit ...................................................                 221                  164                  147
   Tax exempt interest ..............................................                 (78)                 (16)                 (17)
                                                                                      (17)                 (16)                 (24)
   Amortization of organization costs
                                                                                      (35)                 (38)                  17
                                                                                  -------              -------              -------
   Other

          Provision for income taxes ................................               2,920                2,156                1,807
                                                                                  =======              =======              =======

Temporary differences, which give rise to deferred tax assets and liabilities at December 31, 2002 and 2001, are as follows (in thousands of dollars):

                                                                                                         2002                  2001
                                                                                                         ----                  ----
Deferred tax assets:
  Allowance for loan losses ..........................................................                 $1,131                 $  908
  Net unrealized losses on securities
     available for sale ..............................................................                      -                      4
  Preopening costs ...................................................................                      5                     20
  State tax net operating loss carry forward .........................................                      -                     43
  Other ..............................................................................                      1                      -
                                                                                                       ------                 ------
          Total deferred tax assets ..................................................                  1,137                    975
                                                                                                       ------                 ------

Deferred tax liabilities:
  Depreciation .......................................................................                    206                    105
                                                                                                            9                      -
  Accretion
  Net unrealized gains on securities
     available for sale ..............................................................                    298                      -
                                                                                                           40                      -
                                                                                                       ------                 ------
  Net fair value effect of business combination

                                                                                                          553                    105
                                                                                                       ------                 ------
          Total deferred tax liabilities

          Net deferred tax asset .....................................................                    584                    870
                                                                                                       ======                 ======


NOTE 13 - EMPLOYEE BENEFIT PLANS:

The Corporation provides a defined contribution plan with an Internal Revenue Code Section 401(k) provision. All employees who have completed 500 hours of service during a six-month period and have attained age 21 may participate in the plan.

A participant may elect to make tax deferred contributions up to a maximum of 12% of eligible compensation. The Corporation will make matching contributions on behalf of each participant for 100% of the elective deferral, not exceeding 3% of the participant's compensation. The Corporation may also make nonelective contributions determined at the discretion of the Board of Directors.

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Corporation's contributions for 401(k) related profit sharing for the years ended December 31, 2002, 2001, and 2000 totaled approximately $132,000, $146,000, and $119,000, respectively. Since 2001 the senior officers of the Corporation are no longer included in this profit sharing program.

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

At December 31, 2002 and 2001, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                            Contract Amount
                                                            ---------------
                                                         2002               2001
                                                         ----               ----
                                                             (In thousands)

Commitments to grant loans .........................       $14,603       $11,596
Unfunded commitments under lines of credit .........        20,493        18,342
Standby letters of credit ..........................         2,506         2,877

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

Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support private borrowing arrangements. All letters of credit are short-term guarantees. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks generally hold collateral supporting those commitments if deemed necessary. Since many of the standby letters of credit are expected to expire without being drawn upon, the total letter of credit amounts do not necessarily represent future cash requirements.

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

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Earnings per common share have been computed based on the following:

                                                                                               Years Ended December 31,
                                                                                               ------------------------
                                                                                     2002                 2001                2000
                                                                                     ----                 ----                ----
                                                                                                     (In thousands)

Net income .............................................................          $    5,401          $    3,908          $    3,147
                                                                                  ==========          ==========          ==========

Average number of common shares outstanding ............................           3,803,737           3,217,902           3,194,129
Effect of dilutive options .............................................             110,313              28,576              21,403
                                                                                  ----------          ----------          ----------
Average number of common shares outstanding  used to
   calculate diluted earnings per common  share ........................           3,914,050           3,246,478           3,215,532
                                                                                  ==========          ==========          ==========


NOTE 16 - OTHER COMPREHENSIVE INCOME:

The components of other comprehensive income and related tax effects are as follows:

                                                                                                   Years Ended December 31,
                                                                                                   ------------------------
                                                                                          2002               2001              2000
                                                                                          ----               ----              ----
                                                                                                       (In thousands)

Unrealized  holding  gains  (losses) on available  for
   sale securities ...........................................................            $ 283             $ 225             $ 594

Less: Reclassification adjustment for gains
   (losses) realized in income ...............................................             (119)              (31)                -
                                                                                          -----             -----             -----
Net unrealized gains (losses) ................................................              164               194               594
Tax effect ...................................................................              (59)              (70)             (214)
                                                                                          -----             -----             -----

Net-of-tax amount ............................................................              105               124               380
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

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Securities available for sale and held to maturity. Fair values for securities, excluding FHLB and Federal Reserve Bank of Richmond stock, are based on quoted market prices. The carrying value of FHLB and Federal Reserve Bank of Richmond stock approximates fair value based on the redemption provisions of the FHLB and Federal Reserve Bank of Richmond. The market values of state and local government securities are established with the assistance of an independent pricing service. The values are based on data which often reflect transactions of relatively small size and are not necessarily indicative of the value of the securities when traded in large volumes.

     Loans held for sale. The carrying amounts approximate their fair values.

     Loans receivable. Fair values for certain mortgage loans (for example, one-to-four family residential) and other consumer loans are based on quoted market prices of similar loans sold, adjusted for differences in loan characteristics. Fair values for all other performing loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

     Deposit liabilities. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

     Short-term borrowings. The carrying amounts of federal funds purchased and borrowings under repurchase agreements approximate their fair values.

     FHLB  advances.  The fair values of the FHLB advances are  estimated  using
     discounted   cash  flow  analyses  based  on  the   Corporation's   current
     incremental borrowing rates for similar types of borrowing arrangements.

     Accrued interest. The carrying amounts of accrued interest approximate fair value.

     Off-balance-sheet instruments. Fair values for off-balance-sheet credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings.

The estimated fair values and related carrying or notional amounts of the Corporation's financial instruments at December 31, 2002 and 2001, are as follows (in thousands of dollars):

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         2002                          2001
                                                                                         ----                          ----
                                                                               CARRYING         FAIR          CARRYING        FAIR
                                                                                AMOUNT          VALUE          AMOUNT         VALUE
                                                                                ------          -----          ------         -----

Financial assets:
   Cash and cash equivalents ...........................................       $ 38,569       $ 38,569       $ 25,649       $ 25,649
   Interest-bearing deposits with banks ................................            511            511          2,376          2,376
   Investment securities ...............................................         53,066         53,066         43,707         43,707
   Loans held for sale .................................................         24,664         24,664         10,265         10,265
   Loans receivable ....................................................        302,911        303,845        227,075        228,915
   Accrued interest receivable .........................................          2,131          2,131          1,762          1,762

Financial liabilities:
   Deposits ............................................................       $337,062       $338,039       $255,433       $256,952
   Federal funds purchased and
      securities sold under agreements
      to repurchase ....................................................         16,302         16,306          4,171          4,175
   Federal Home Loan Bank advances .....................................         20,210         22,335         20,280         19,656
   Lines of credit payable .............................................         18,249         18,249          9,028          9,028
   Accrued interest payable ............................................            759            759            946            946

Off-balance-sheet credit related financial instruments:
      Commitments to extend credit .....................................         14,603         14,603         11,596         11,596
      Unfunded commitments under
         lines of credit ...............................................         20,493         20,493         18,342         18,342
      Standby letters of credit ........................................          2,506          2,506          2,877          2,877

NOTE 19 - CONTINGENCIES:

         CLAIMS AND LAWSUITS:

The Corporation is subject at times to claims and lawsuits arising out of the normal course of business. As of December 31, 2002, no claims or lawsuits were pending which, in the opinion of management are likely to have a material effect on the Corporation's consolidated financial statements.

NOTE 20 - REGULATORY MATTERS:

The Banks are subject to the dividend restrictions set forth by various banking regulators. Under such restrictions, the national banks may not, without the prior approval, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years and the state bank may not declare dividends in excess of the current year's earnings. The dividends, at December 31, 2002, that the Banks could declare, without the approval of their primary bank regulator, amounted to approximately $8,070,000. In addition, dividends paid by the Banks to the Corporation would be prohibited if the effect thereof would cause the Banks' capital to be reduced below applicable minimum capital requirements.

Under Federal Reserve regulation, the Banks also are limited as to the amount they may lend to the Corporation unless such loans are collateralized by specified obligations. The maximum amount available for transfer from the Banks to the Corporation in the form of loans or advances totaled approximately $3,285,000 at December 31, 2002.

Also  the  Banks  are  limited  by  law as to  the  amount  they  may  loan  any non-depository affiliate, such as CRM. Such loans are subject to the requirements of Section 23A of the Federal Reserve Act and in general are limited to not more than 10% of capital and must have at least 120% collateral to loan amount.

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Corporation and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2002, for ONB, for SNB, for FNB, and for BOR the most recent notifications from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since the notifications that management believes have changed the Banks' categories. The Corporation's and the Banks' actual capital amounts and ratios are also presented in the following table (in thousands of dollars).

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 - REGULATORY MATTERS (CONTINUED):

                                                                                                                 MINIMUM REQUIRED
                                                                                                              TO BE WELL CAPITALIZED
                                                                                         MINIMUM REQUIRED          UNDER PROMPT
                                                                                           FOR CAPITAL             CORRECTIVE
                                                                      ACTUAL            ADEQUACY PURPOSES      ACTION PROVISIONS
                                                              AMOUNT         RATIO      AMOUNT       RATIO     AMOUNT        RATIO
                                                              ------         -----      ------       -----     ------        -----
At December 31, 2002
Tier I Capital (to Average Assets)
      Consolidated ....................................       $35,724         8.3%     $17,233         4.0%     $21,542         5.0%
      ONB .............................................        14,820         8.7%       6,831         4.0%       8,538         5.0%
      SNB .............................................         7,734         7.4%       4,176         4.0%       5,220         5.0%
      FNB .............................................         4,501         8.3%       2,176         4.0%       2,720         5.0%
      BOR .............................................         6,271         7.8%       3,229         4.0%       4,037         5.0%
Tier I Capital (to Risk Weighted Assets)
      Consolidated ....................................       $35,724        11.6%      12,366         4.0%      18,549         6.0%
      ONB .............................................        14,820        12.3%       4,828         4.0%       7,242         6.0%
      SNB .............................................         7,734         9.0%       3,456         4.0%       5,184         6.0%
      FNB .............................................         4,501         9.6%       1,870         4.0%       2,805         6.0%
      BOR .............................................         6,271        13.8%       1,823         4.0%       2,805         6.0%
Total Capital (to Risk Weighted Assets)
      Consolidated ....................................        39,255        12.7%      24,732         8.0%      30,915        10.0%
      ONB .............................................        16,329        13.5%       9,656         8.0%      12,070        10.0%
      SNB .............................................         8,734        10.1%       6,912         8.0%       8,640        10.0%
      FNB .............................................         5,009        10.7%       3,740         8.0%       4,675        10.0%
      BOR .............................................         6,715        14.7%       3,646         8.0%       4,558        10.0%

At December 31, 2001
Tier I Capital (to Average Assets)
      Consolidated ....................................       $26,633         7.9%     $13,498         4.0%     $16,872         5.0%
      ONB .............................................        13,270         7.9%       6,760         4.0%       8,450         5.0%
      SNB .............................................         6,736         7.6%       3,550         4.0%       4,438         5.0%
      FNB .............................................         4,087         8.8%       1,854         4.0%       2,317         5.0%
Tier I Capital (to Risk Weighted Assets)
      Consolidated ....................................       $26,633        11.4%       9,383         4.0%      14,074         6.0%
      ONB .............................................        13,270        11.6%       4,568         4.0%       6,852         6.0%
      SNB .............................................         6,736         8.9%       3,023         4.0%       4,534         6.0%
      FNB .............................................         4,087        10.4%       1,573         4.0%       2,359         6.0%
Total Capital (to Risk Weighted Assets)
      Consolidated ....................................        29,368        12.5%      18,766         8.0%      23,457        10.0%
      ONB .............................................        14,698        12.9%       9,136         8.0%      11,420        10.0%
      SNB .............................................         7,638        10.1%       6,045         8.0%       7,556        10.0%
      FNB .............................................         4,492        11.4%       3,145         8.0%       3,932        10.0%

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - CONDENSED FINANCIAL STATEMENTS:

Presented below are the condensed financial statements for Community Bankshares, Inc. (Parent Company only) (in thousands of dollars):

COMMUNITY BANKSHARES, INC. (PARENT COMPANY ONLY)

                                                                  December 31,
                                                                  ------------
                                                                2002        2001
                                                                ----        ----
Balance Sheets:
Assets:
     Cash ..................................................   $   712   $ 1,399
     Investment in banking subsidiaries ....................    41,357    24,598
     Securities available for sale, at fair value ..........        50        50
     Premises and equipment (net of accumulated
         depreciation of $515 in 2002 and $620 in 2001) ....       429       403
     Goodwill ..............................................       921       921
     Other assets ..........................................       404       294
                                                               -------   -------

Total assets ...............................................   $43,873   $27,665
                                                               =======   =======

Liabilities and shareholders' equity:
     Other liabilities .....................................   $   156   $   118
     Shareholders' equity ..................................    43,717    27,547
                                                               -------   -------

Total liabilities and shareholders' equity .................   $43,873   $27,665
                                                               =======   =======

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                            2002            2001             2000
                                                                                            ----            ----             ----
Statements of Income:
   Income:
      Management fees assessed subsidiaries ....................................          $ 1,725          $ 1,440          $ 1,352
      Dividends from subsidiaries ..............................................            1,550            1,460            1,027
      Interest .................................................................               32               79               67
      Noninterest income .......................................................               11                -                -
                                                                                          -------          -------          -------
                  Total ........................................................            3,318            2,979            2,446
                                                                                          -------          -------          -------

   Expenses:
      Salaries and employee benefits ...........................................            1,159              976              842
      Premises and equipment ...................................................              217              278              272
      Supplies .................................................................               79               69               61
      Director fees ............................................................               24               22               22
      Other general expenses ...................................................              541              314              276
                                                                                          -------          -------          -------
                  Total ........................................................            2,020            1,659            1,473
                                                                                          -------          -------          -------

Income before income tax (provision)  benefit and equity in
     undistributed earnings of subsidiaries ....................................            1,298            1,320              973
Applicable income tax (provision) benefit ......................................               91               53              (28)
Equity in undistributed earnings of subsidiaries ...............................            4,012            2,535            2,202
                                                                                          -------          -------          -------

Net income .....................................................................          $ 5,401          $ 3,908          $ 3,147
                                                                                          =======          =======          =======

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          2002             2001              2000
                                                                                          ----             ----              ----
Statements of Cash Flows:
   Cash flows from operating activities:
   Net income ................................................................         $  5,401          $  3,908          $  3,147
     Adjustments  to reconcile  net income to net cash provided by operating activities
     Depreciation and amortization ...........................................              130               103               107
     Decrease (increase) in other assets .....................................              (84)             (156)               28
     Increase (decrease) in other liabilities ................................               37                62                 6
     Equity in undistributed earnings of subsidiaries ........................           (4,012)           (2,535)           (2,202)
                                                                                       --------          --------          --------
       Net cash provided by operating activities .............................            1,472             1,382             1,086
                                                                                       --------          --------          --------

Cash flows from investing activities:
   Investment in SNB .........................................................                -                 -              (250)
   Investment in BOR .........................................................             (621)                -                 -
   Purchase of equipment .....................................................             (182)             (269)              (50)
                                                                                       --------          --------          --------
       Net cash used by investing activities .................................             (803)             (269)             (300)
                                                                                       --------          --------          --------

Cash flows from financing activities:
   Expenses associated with merger ...........................................             (178)              (43)                -
   Common stock issued under stock options ...................................               40                39                22
   Stock issuance cost .......................................................                -                 -               (10)
   Cash dividends paid .......................................................           (1,218)             (904)             (645)
                                                                                       --------          --------          --------
       Net cash provided (used) by financing activities ......................           (1,356)             (908)             (633)
                                                                                       --------          --------          --------

Net increase (decrease) in cash ..............................................             (687)              205               153
Cash at beginning of year ....................................................            1,399             1,194             1,041
                                                                                       --------          --------          --------
Cash at end of year ..........................................................         $    712          $  1,399          $  1,194
                                                                                       ========          ========          ========

Supplemental disclosures of cash flow information:
   Cash payments for income taxes ............................................         $  2,893          $  2,043          $  1,780
                                                                                       ========          ========          ========

Supplemental schedule of non-cash investing activities:
Transfer  from  retained  earnings to common stock  outstanding
     for the market value of the 5% stock dividend ...........................                -                 -          $  1,709
                                                                                       ========          ========          ========
Fair value of shares issued for purchase of Community  Resource
     Mortgage Inc. ...........................................................                -          $  1,241                 -
                                                                                       ========          ========          ========
Fair  value  of  shares   issued  for   purchase   of  Ridgeway
     Bancshares Inc. .........................................................         $ 12,020                 -                 -
                                                                                       ========          ========          ========

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - ACQUISITION:

     RESOURCE MORTGAGE INC. (NOW COMMUNITY RESOURCE MORTGAGE INC.):

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

The aggregate purchase price was $1.2 million, which was comprised of 95,454 shares of the Corporation's common stock. One-third of the shares were issued at the consummation of the transaction. The remainder was held in escrow pending the attainment of certain financial goals. The value of the 95,454 shares was determined based on the average market price of the Corporation's common stock for the two day period before and after the announcement of the acquisition. Based on the operating results for the year ended December 31, 2001 in March 2002, 47,727 additional shares were distributed to the former shareholders of Resource Mortgage, Inc. At December 31, 2002 15,909 shares were held in escrow. These shares were distributed in March 2003.

The following table summarizes the estimated fair market value of the assets acquired and liabilities assumed at the date of the acquisition.

At November 1, 2001
(thousands of dollars)
Current assets ............................................            $    582
Property, plant and equipment .............................                  69
Mortgages receivable ......................................              10,395
Other assets ..............................................                  46
Goodwill ..................................................                 879
                                                                       --------
Total assets acquired .....................................              11,971
Liabilities acquired ......................................             (10,730)
                                                                       --------

     Net assets acquired ..................................               1,241
                                                                       ========

Subsequent to the acquisition date the Corporation recognized an additional $42,000 in costs directly associated with the purchase of CRM. Accordingly, the balance in goodwill at December 31, 2002 is $921,000.


     RIDGEWAY BANCSHARES INC.:

On July 1, 2002 the Corporation acquired 100% of the common stock of Ridgeway Bancshares. Inc., the parent company of the Bank of Ridgeway. The results of BOR's operations for the six months ended December 31, 2002 have been included in the consolidated financial statements for the Corporation. As a result of the acquisition, the Corporation has greatly expanded its market presence in the northeast Columbia, and Fairfield County, South Carolina, areas.

The aggregate purchase price was $16 million, which was comprised of 1,000,000 shares of the Corporation's common stock and $4,000,000 cash. The value of the shares was determined based on the average market price of the Corporation's common stock for the two day period immediately before and after the announcement of the acquisition in late November 2001, $12.02 per share.

Immediately subsequent to the merger, BOR paid a special dividend of $3.5 million to the Corporation. Corporation used the $3.5 million to help defray the $4 million cash portion of the purchase transaction. On the bank's books cash and other liabilities were reduced by the amount of the special dividend, as were goodwill and shareholders' equity.

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated fair market value of the assets acquired and liabilities assumed at the date of the acquisition of BOR.

At July 1, 2002 ($ in thousands)
Cash and cash equivalents ......................................         $ 9,626
Interest bearing deposits ......................................             148
Investment securities ..........................................          24,727
Loans, net of allowance ........................................          44,078
Premises and fixed assets, net .................................           1,021
Other assets ...................................................             817
Core deposit intangible ........................................           3,698
Goodwill .......................................................           3,061
                                                                         -------
   Total assets acquired .......................................          87,176
                                                                         -------

Deposits .......................................................          66,696
Interest payable ...............................................              88
Securities sold under agreements to repurchase .................           3,600
Other liabilities ..............................................           4,272
                                                                         -------
   Total liabilities acquired ..................................          74,656
                                                                         -------

     Net assets acquired .......................................         $12,520
                                                                         =======

Included in the fair value of the loan portfolio is a fair value adjustment of $243,000. Based on actual loan history and anticipated customer behavior, management is amortizing this to loan interest income over a five year period. Amortization expense recognized in 2002 totaled $24,000. Included in the fair value of the deposits is a fair value adjustment of $162,000. Based on contracted maturities management is amortizing this as a reduction of interest expense over an 18 month period. Amortization recognized in 2002 totaled $54,000.

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The pro forma financial impact of the merger is represented below as if the merger had been effected January 1 of each reported year ("CBI" is the Corporaton, "RW" is Ridgeway Bancshares Inc.).

                                                                          2002                                   2001
                                                                          ----                                   ----
For the year ended December 31,                               CBI          RW          Total         CBI          RW         Total
                                                              ---          --          -----         ---          --         -----

Total interest and noninterest income ................       29,938        2,693       32,631       24,785        5,972       30,757
Net interest income ..................................       13,867        1,674       15,541       10,940        3,116       14,056
Net income ...........................................        5,401          410        5,811        3,908        1,087        4,995

Net income per share, basic
   As reported .......................................                                  $1.42                                  $1.21
   Pro forma .........................................                                  $1.35                                  $1.18
Net income per share, diluted:
   As reported .......................................                                  $1.38                                  $1.20
   Pro forma .........................................                                  $1.32                                  $1.18

NOTE 23 - INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill attributable to CRM and BOR for the year ended December 31, 2002 are as follows:

                                                CRM           BOR          Total
                                                ---           ---          -----

Balance, beginning of year ..............       $  921       $    -       $  921
Goodwill acquired during year ...........            -        3,061        3,061
Impairment losses .......................            -            -            -
                                                ------       ------       ------
Balance, end of year ....................       $  921       $3,061       $3,982
                                                ======       ======       ======

Goodwill for CRM was tested for impairment during mid-2002 by an outside firm. No impairment was determined. Goodwill for the BOR will be tested for impairment during 2003.

As part of the valuation of BOR, conducted by a third party valuation firm, a core deposit intangible was computed of $3,698,000. The estimated life of this intangible was determined to be 15 years. Amortization expense totaled $123,000 in 2002 and will total $246,000 in 2003 and beyond.

COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     NOTE 24 - QUARTERLY DATA (UNAUDITED):


                                                                            Years ended December 31,
                                                                            ------------------------
                                                                  2002                                      2001
                                                                  ----                                      ----
                                               Fourth       Third    Second     First      Fourth     Third       Second      First
                                               quarter     quarter   quarter   quarter    quarter     quarter     quarter    quarter
                                               -------     -------   -------   -------    -------     -------     -------    -------

 Interest and dividend income ..............   $ 6,082    $ 6,140    $ 4,941    $ 4,823    $ 5,001    $ 5,261    $ 5,389    $ 5,550
 Interest expense ..........................    (2,084)    (2,165)    (1,864)    (2,006)    (2,187)    (2,491)    (2,737)    (2,846)
                                               -------    -------    -------    -------    -------    -------    -------    -------

 Net interest income .......................     3,998      3,975      3,077      2,817      2,814      2,770      2,652      2,704
 Provision for loan losses .................      (436)      (239)      (189)      (169)      (193)      (180)      (135)      (142)
                                               -------    -------    -------    -------    -------    -------    -------    -------

 Net interest income after
     provision for loan losses .............     3,562      3,736      2,888      2,648      2,621      2,590      2,517      2,562
 Noninterest income ........................     2,386      2,114      1,688      1,645      1,597        727        678        551
 Gains (losses) on sale of sec .............         -         15         62         42          -         17         14          -
                                                                                                                            -------
 Noninterest expense .......................    (3,702)    (3,440)    (2,745)    (2,578)    (2,488)    (1,833)    (1,777)    (1,712)
                                               -------    -------    -------    -------    -------    -------    -------    -------

 Income before income taxes ................     2,246      2,425      1,893      1,757      1,730      1,501      1,432      1,401
 Provision for income taxes ................      (781)      (825)      (682)      (632)      (615)      (539)      (502)      (500)
                                               -------    -------    -------    -------    -------    -------    -------    -------

 Net income ................................   $ 1,465    $ 1,600    $ 1,211    $ 1,125    $ 1,115    $   962    $   930    $   901
                                               -------    -------    -------    -------    -------    -------    -------    -------

Earnings per share
    Basic ..................................   $  0.34    $  0.37    $  0.37    $  0.34    $  0.34    $  0.30    $  0.29    $  0.28
    Diluted ................................   $  0.33    $  0.36    $  0.36    $  0.33    $  0.33    $  0.30    $  0.29    $  0.28

BOR was acquired on July 1, 2002, and CRM was acquired November 1, 2001.


    THESE NOTES ARE AN INTEGRAL PART OF THE ACCOMPANYING FINANCIAL STATEMENTS

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no disagreements with or changes in accountants.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information set forth under the caption "Management - Directors" and "Management - Executive Officers" and under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in conjunction with the 2003 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

Item 11.  Executive Compensation

         With the exception of the information set forth under the captions "Board Report on Executive Officer Compensation" and "Shareholder Performance Graph", which is not incorporated herein by reference, the information set forth under the caption "Management Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

         Equity  Compensation Plan  Information

         The following table sets forth aggregated information as of December 31, 2002 about all of the Corporation's compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance.

                                                                                                       Number of securities
                                                                                                     remaining available for
                                           Number of securities to be   Weighted average exercise     future issuance under
                                             issued upon exercise of       price of outstanding     equity compensation plans
                                              outstanding options,        options, warrants and       (excluding securities
                                               warrants and rights                rights             reflected in column (a))
Stock option plan                                      (a)                         (b)                         (c)
-----------------                          --------------------------   --------------------------   -------------------------
Equity compensation plans approved by
security holders .........................           383,280                      $11.27                      102,320
Equity compensation plans not approved
by security holders ......................                na                          na                           na
                                                     -------                      ------                      -------
Total ....................................           383,280                      $11.27                      102,320
                                                     =======                      ======                      =======



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


Item 15. Exhibits and Reports on Form 8-K

(a)      (1) All financial statements:

          Consolidated Balance Sheets, December 31, 2002 and 2001

          Consolidated Statements of Income, Years Ended December 31, 2002, 2001 and 2000

          Consolidated Statements of Changes in Shareholders' Equity, Years Ended December 31, 2002, 2001 and 2000

          Consolidated Statements of Cash Flows, Years Ended December 31, 2002, 2001 and 2000

          Notes to Consolidated Financial Statements

     (2)  Financial statement schedules:

Quarterly Data for 2002 and 2001

(3)
Exhibit No.            Description
(from  item 601 of
S-K)
         2.1           Agreement and Plan of Merger between  Registrant  and Ridgeway  Bancshares,
                            Inc.  (incorporated by reference to exhibits filed in the Registrant's
                            Form S-4, Commission File No. 333-819000).
         3.1           Articles  of  Incorporation,  as  amended  (incorporated  by  reference  to exhibits  filed in the  Registrant's  Form 10-QSB filed  September 30,
                            1997).
         3.2           Bylaws,  as amended  (incorporated  by reference  to exhibits  filed in the
                            Registrant's Form S-4, Commission File No. 33-55314).
          4            Stock  certificate  (incorporated  by  reference  to exhibits  filed in the
                            Registrant's  Registration  Statement on Form S-2, filed September 11,
                            1995, Commission File No. 33-96746).
        10.1           1997  Stock  Option  Plan,  as  amended   (incorporated   by  reference  to
                            Registrant's  Form  S-8,  filed  June 22,  2001,  Commission  File No.
                            333-63598).

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






        10.4           Loan  Agreement,  dated  November  1,  2001,  among  Registrant,   Resource
                            Mortgage,  Inc.  and Branch Bank and Trust  Company  (incorporated  by reference  to  exhibits  filed in the  Registrant's  Form 10-Q for the quarter end September 30, 2001).
        10.5           Amended and Restated  Guaranty,  dated  October 7, 2002,  by  Registrant  of obligations  of Community  Resource  Mortgage,  Inc. to Branch Bank and
                            Trust  Company  (incorporated  by  reference  to exhibits  filed in the
                            Registrant's Form 10-Q for the quarter end September 30, 2002).
        10.6           Employment  Agreement between Community  Resource Mortgage Inc. and A. Wade
                            Douroux   (incorporated   by  reference  to  exhibits   filed  in  the
                            Registrant's Form S-4, Commission File No. 333-819000).
        10.7           Form of  Employment  Agreement  between  the  Corporation  and  William  A.
                            Harwell   (incorporated   by  reference  to  exhibits   filed  in  the
                            Registrant's Form S-4, Commission File No. 333-819000).
         21            Subsidiaries of the registrant
         23            Consent of J. W. Hunt and Company, LLP


(b)   Reports on Form 8-K.  None.

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           DATED: March 26, 2003

By:  s/E. J. Ayers, Jr.
    -------------------
Chief Executive Officer

By  s/William W. Traynham, Jr.
    --------------------------
Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                             Date:______________
-------------------------
Alvis J. Bynum, Director

s/ Martha Rose C. Carson                                    Date: March 17, 2003
------------------------
Martha Rose C. Carson, Director

s/ Anna O. Dantzler                                         Date: March 17m 2003
-------------------
Anna O. Dantzler, Director

                                                             Date:______________
--------------------
Thomas B. Edmunds, Director

s/ A. Wade Douroux                                          Date: March 17, 2003
------------------
A. Wade Douroux, Director

s/J. M. Guthrie                                             Date: March 26, 2003
---------------
J. M. Guthrie, Director

s/ William A. Harwell                                       Date: March 17, 2003
---------------------
William A. Harwell, Director

                                                             Date:______________
---------------------
Richard L. Havekost, Director

s/ Phil P. Leventis                                         Date: March 17, 2003
-------------------
Phil P. Leventis, Director

s/Jess A. Nance                                             Date: March 17, 2003
---------------
Jess A. Nance, Director

s/John V. Nicholson                                         Date: March 17, 2003
-------------------
John V. Nicholson, Director

s/William H. Nock                                           Date: March 17, 2003
-----------------
William H. Nock, Director

s/ Samuel F. Reid, Jr.                                      Date: March 25, 2003
----------------------
Samuel F. Reid, Jr., Director

s/ J. Otto Warren, Jr.                                      Date: March 26, 2003
----------------------
J. Otto Warren, Jr., Director

s/Wm. Reynolds Williams                                     Date: March 17, 2003
-----------------------
Wm. Reynolds Williams, II, Director

s/ Michael A. Wolfe                                         Date: March 17, 2003
-------------------
Michael A. Wolfe, Director

                                 CERTIFICATIONS

         I, E. J. Ayers, Jr., certify that:

         1. I have reviewed this annual report on Form 10-K of Community Bankshares Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 26, 2003                            s/E. J. Ayers, Jr.
     ---------------                            --------------------------------
                                                E. J. Ayers, Jr.
                                                Chairman and CEO

                                 CERTIFICATIONS

         I, William W. Traynham, certify that:

         1. I have reviewed this annual report on Form 10-K of Community Bankshares Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented  in  this  annual  report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 26, 2003                               s/William W. Traynham
     ---------------                              ------------------------------
                                                  William W. Traynham
                                                  President and CFO

                                  EXHIBIT INDEX

     Exhibit No.                                       Description
  (from item 601 of
        S-K)
         2.1           Agreement and Plan of Merger between  Registrant  and Ridgeway  Bancshares,
                            Inc.  (incorporated by reference to exhibits filed in the Registrant's
                            Form S-4, Commission File No. 333-819000).
         3.1           Articles  of  Incorporation,  as  amended  (incorporated  by  reference  to exhibits  filed in the  Registrant's  Form 10-QSB filed  September 30,
                            1997).
         3.2           Bylaws,  as amended  (incorporated  by reference  to exhibits  filed in the
                            Registrant's Form S-4, Commission File No. 33-55314).
          4            Stock  certificate  (incorporated  by  reference  to exhibits  filed in the
                            Registrant's  Registration  Statement on Form S-2, filed September 11,
                            1995, Commission File No. 33-96746).
        10.1           1997  Stock  Option  Plan,  as  amended   (incorporated   by  reference  to
                            Registrant's  Form  S-8,  filed  June 22,  2001,  Commission  File No.
                            333-63598).

        10.2           Leasefor site of  Florence  National  Bank  (incorporated  by  reference  to
                            Registrant's Form 10-K for the year ended December 31, 1999).

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

        10.5           Amended and Restated  Guaranty,  dated  October 7, 2002,  by  Registrant  of obligations  of Community  Resource  Mortgage,  Inc. to Branch Bank and
                            Trust  Company  (incorporated  by  reference  to exhibits  filed in the
                            Registrant's Form 10-Q for the quarter end September 30, 2002).

        10.6           Employment  Agreement between Community  Resource Mortgage Inc. and A. Wade
                            Douroux   (incorporated   by  reference  to  exhibits   filed  in  the
                            Registrant's Form S-4, Commission File No. 333-819000).
        10.7           Form of  Employment  Agreement  between  the  Corporation  and  William  A.
                            Harwell   (incorporated   by  reference  to  exhibits   filed  in  the
                            Registrant's Form S-4, Commission File No. 333-819000).
         21            Subsidiaries of the registrant
         23            Consent of J. W. Hunt and Company, LLP