Form 10-Q
period 2003-03-31
COMMUNITY BANKSHARES INC /SC/
filed 2003-05-14
CIK 894508

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 2003  Commission File number: 000-22054



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

         State the number of sharesoutstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,306,984 shares of common stock outstanding as of May 1, 2003.

--------------------------------------------------------------------------------

                             10-Q TABLE OF CONTENTS

                           Part I-Financial Statements                      Page
 Item 1   Financial Statements .............................................   3
 Item 2   Management's Discussion and Analysis of Financial Condition and
               Results of Operations .......................................   9
 Item 3   Quantitative and Qualitative Disclosure About Market Risk ........  17
 Item 4   Controls and Procedures ..........................................  18
                            Part II-Other Information
 Item 6   Exhibits and Reports on Form 8-K .................................  18

Part I. Item 1. Financial Statements

            COMMUNITY BANKSHARES, INC. - CONSOLIDATED BALANCE SHEETS
                             $ amounts in thousands

                                                                                                   UNAUDITED
                                                                                                    March 31,           December 31,
          ASSETS                                                                                      2003                  2002
                                                                                                      ----                  ----

Cash and due from other financial institutions:
      Non-interest bearing ...........................................................             $  16,599              $  14,738
      Federal funds sold .............................................................                32,428                 23,831
                                                                                                   ---------              ---------
          Total cash and cash equivalents ............................................                49,027                 38,569
Interest bearing deposits in other banks .............................................                   883                    511
Securities available for sale, at fair value .........................................                46,380                 53,066
Loans held for resale ................................................................                23,191                 24,664
Loans receivable .....................................................................               313,711                306,484
      Less, allowance for loan losses ................................................                (3,767)                (3,573)
                                                                                                   ---------              ---------
          Net loans ..................................................................               309,944                302,911

Accrued interest  receivable .........................................................                 2,156                  2,131
Premises and equipment ...............................................................                 6,426                  6,376
Net deferred tax asset ...............................................................                   571                    584
Intangible assets ....................................................................                 7,835                  7,896
Other assets .........................................................................                   826                    612
                                                                                                   ---------              ---------

          Total assets ...............................................................             $ 447,239              $ 437,320
                                                                                                   =========              =========

          LIABLITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Non-interest bearing ...........................................................             $  50,524              $  47,128
      Interest bearing ...............................................................               296,146                289,934
                                                                                                   ---------              ---------
          Total deposits .............................................................               346,670                337,062
Federal funds purchased and securities
      sold under agreements to repurchase ............................................                14,500                 16,302
Federal Home Loan Bank advances ......................................................                20,210                 20,210
Lines of credit payable ..............................................................                18,729                 18,249
Other liabilities ....................................................................                 2,178                  1,780
                                                                                                   ---------              ---------
          Total liabilities ..........................................................               402,287                393,603
                                                                                                   ---------              ---------
Shareholders' equity:
      Common stock ...................................................................                29,107                 29,090
          No par, authorized shares 12,000,000, issued and
          outstanding 4,305,984 in 2003 and 3,299,674 in 2002
      Retained earnings ..............................................................                15,723                 14,529
      Accumulated other comprehensive income .........................................                   122                     98
                                                                                                   ---------              ---------
          Total shareholders' equity .................................................                44,952                 43,717
                                                                                                   ---------              ---------

          Total liabilities and shareholders' equity .................................             $ 447,239              $ 437,320
                                                                                                   =========              =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

             COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF
                         CHANGES IN SHAREHOLDERS' EQUITY
         for the three months ended March 31, 2003 and 2002 (Unaudited)
                    (Amounts in thousands, except share data)

                                                                                                     Accumulated Other     Total
                                                              Common           Common      Retained    Comprehensive   Shareholders'
                                                              Shares           Stock       Earnings    Income (Loss)       Equity
                                                              ------           -----       --------    -------------       ------

Balances at Dec. 31, 2001 ...............................     3,299,674     $   17,208     $   10,346     $       (7)    $   27,547
Comprehensive income:
     Net income .........................................                                       1,125                         1,125
     Other comprehensive income (loss) net of tax:
         Unrealized gain (loss) on securities ...........                                                       (163)          (163)
Dividends paid ..........................................             -              -           (264)             -           (264)
                                                             ----------     ----------     ----------     ----------     ----------
Balances at Mar. 31, 2002 ...............................     3,299,674     $   17,208     $   11,207     $     (170)    $   28,245
                                                             ==========     ==========     ==========     ==========     ==========

Balances at Dec. 31, 2002 ...............................     4,304,384     $   29,090     $   14,529     $       98     $   43,717
Comprehensive income:
     Net income .........................................                                       1,581                         1,581
     Other comprehensive income (loss) net of tax:
         Unrealized gain (loss) on securities ...........                                                         24             24
Stock issued under option ...............................         1,600             17                                           17
Dividends paid ..........................................             -              -           (387)             -           (387)
                                                             ----------     ----------     ----------     ----------     ----------
Balances at Mar. 31, 2003 ...............................     4,305,984     $   29,107     $   15,723     $      122     $   44,952
                                                             ==========     ==========     ==========     ==========     ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

        COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF INCOME

                                                                                                        Three months ended March 31,
                                                                                                         2003                 2002
          In  thousands,  except shares and per share data                                             UNAUDITED           UNAUDITED
                                                                                                       ---------           ---------
Interest and dividend income:
     Loans, including fees .................................................................          $    5,275          $    4,324
     Deposits with other financial institutions ............................................                   4                   6
     Debt securities .......................................................................                 493                 375
     Dividends .............................................................................                  20                  31
     Federal funds sold ....................................................................                  57                  87
                                                                                                      ----------          ----------
          Total interest and dividend income ...............................................               5,849               4,823
                                                                                                      ----------          ----------
Interest expense:
     Deposits:
       Certificates of deposit of $100,000 or more .........................................                 427                 468
       Other ...............................................................................               1,119               1,152
                                                                                                      ----------          ----------
          Total deposits ...................................................................               1,546               1,620
     Federal funds purchased and securities
       sold under agreements to repurchase .................................................                  38                  22
     Other borrowed funds ..................................................................                 417                 364
                                                                                                      ----------          ----------
          Total interest expense ...........................................................               2,001               2,006
                                                                                                      ----------          ----------
Net interest income ........................................................................               3,848               2,817
Provision for loan losses ..................................................................                 264                 169
                                                                                                      ----------          ----------
Net interest income after provision for loan losses ........................................               3,584               2,648
                                                                                                      ----------          ----------
Non-interest income:
     Service charges on deposit accounts ...................................................                 783                 544
     Gains on sales of securities ..........................................................                  46                  42
     Mortgage banking income ...............................................................               1,511                 956
     Other .................................................................................                 215                 145
                                                                                                      ----------          ----------
          Total non-interest income ........................................................               2,555               1,687
                                                                                                      ----------          ----------
Non-interest expense:
     Salaries and employee benefits ........................................................               2,351               1,655
     Premises and equipment ................................................................                 403                 297
     Other .................................................................................                 981                 626
                                                                                                      ----------          ----------
          Total non-interest expense .......................................................               3,735               2,578
                                                                                                      ----------          ----------
Income before income taxes .................................................................               2,404               1,757
Income tax expense .........................................................................                 823                 632
                                                                                                      ----------          ----------
Net income .................................................................................          $    1,581          $    1,125
                                                                                                      ==========          ==========

Basic earnings per common share:
     Weighted average shares outstanding ...................................................           4,305,237           3,299,674
     Net income per common share ...........................................................          $     0.37          $     0.34
Diluted earnings per common share:
     Weighted average shares outstanding ...................................................           4,420,033           3,361,108
     Net income per common share ...........................................................          $     0.36          $     0.33

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

   COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            Three months ended
                                                                                                                 March 31,
       (Dollar amounts in thousands)                                                                      2003              2002
                                                                                                        UNAUDITED         UNAUDITED
                                                                                                        ---------         ---------
Cash flows from operating activities:
Net income .............................................................................             $  1,581              $  1,125
Adjustments to reconcile net income
  to net cash (provided) used by operating activities
       Depreciation and amortization ...................................................                  232                   169
       Net amortization (accretion) of securities ......................................                   46                    41
       Provision for loan losses .......................................................                  264                   169
       Net realized gains on sale of securities ........................................                  (46)                  (42)
       Proceeds from sales of loans held for sale ......................................               71,867                45,029
       Originations of real estate loans held for sale .................................              (70,394)              (43,752)
       Deferred income taxes ...........................................................                   13                     -
Changes in operating assets and liabilities:
       Accrued interest receivable .....................................................                  (25)                 (179)
       Other assets ....................................................................                 (214)                 (181)
       Other liabilities ...............................................................                  398                   241
                                                                                                     --------              --------
          Net cash provided by operating activities ....................................                3,722                 2,620
                                                                                                     --------              --------

Cash flows from investing activities:
       Net (increase) decrease in interest bearing deposits ............................                 (372)                1,388
       Purchases of securities available for sale ......................................              (19,847)              (15,577)
       Maturities of securities available-for-sale .....................................               24,810                12,611
       Sales of securities available-for-sale ..........................................                1,747                 5,648
       Loan originations and principal collections, net ................................               (7,297)              (10,758)
       Purchases of premises and equipment .............................................                 (221)                 (344)
                                                                                                     --------              --------
       Net cash (used) in investing activities .........................................               (1,180)               (7,032)
                                                                                                     --------              --------

Cash flows from financing activities:
       Net increase in deposits ........................................................                9,608                12,279
       Net increase (decrease) in short-term borrowing .................................               (1,802)                  248
       Net increase (decrease) under line of credit ....................................                  480                  (358)
       Proceeds from issuance of common stock ..........................................                   17                     -
       Dividend payments ...............................................................                 (387)                 (264)
                                                                                                     --------              --------
          Net cash provided by financing activities ....................................                7,916                11,905
                                                                                                     --------              --------

Net increase in cash and cash equivalents ..............................................               10,458                 7,493
Cash and cash equivalents - beginning of period ........................................               38,569                25,649
                                                                                                     --------              --------
Cash and cash equivalents - end of period ..............................................             $ 49,027              $ 33,142
                                                                                                     ========              ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                                                                                                        Three months ended March 31,
                                                                                                          2003               2002
                                                                                                          ----               ----
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash payments for interest .........................................................                $1,907              3,711
                                                                                                        ======              =====
    Cash payments for income tax .......................................................                $  517                580
                                                                                                        ======              =====

NON-CASH INVESTING ACTIVITIES
    Transfers of loans receivable to other real estate .................................                $  131                  0
                                                                                                        ======              =====

Summary of Significant Accounting Principles
         A summary of significant accounting policies and the audited financial statements for 2002 are included in Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Management Opinion
         The interim financial statements in this report are unaudited. In the opinion of management, all the adjustments necessary to present a fair statement of the results for the interim period have been made. Such adjustments are of a normal and recurring nature.
         The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 2002 Annual Report on Form 10-K.

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

                                                                                                        Three months ended March 31,
                                                                                                           2003              2002
                                                                                                           ----              ----
                                                                                                           (Dollars in thousands)
Unrealized holding gains (losses) on available for sale
     securities ..........................................................................               $ (10)               $(293)
Less: Reclassification adjustment for gains (losses)
     realized in income ..................................................................                  46                   42
                                                                                                         -----                -----
Net unrealized gains (losses) ............................................................                  36                 (251)
Tax effect ...............................................................................                 (12)                  88
                                                                                                         -----                -----

Net-of-tax amount ........................................................................               $  24                $(163)
                                                                                                         =====                =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as `forward looking statements' for purposes of the safe harbor provided by Section 21E of the Securities
Exchange Act of 1934, as amended. The words "estimate," "project," "intend,", "expect," "believe," "anticipate," "plan," and similar expressions identify forward-looking statements. The Corporation (CBI) cautions readers that forward looking statements, including without limitation, those relating to the CBI's future business prospects, ability to successfully integrate recent acquisitions, revenues, adequacy of the allowance for loan losses, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the CBI's reports filed with the Securities and Exchange Commission.

Critical Accounting Policies

         CBI has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of the CBI's financial statements. The significant accounting policies of CBI are described in detail in the notes to CBI's audited consolidated financial statements included in CBI's Annual Report on Form 10-K.

         Certain accounting policies involve significant judgments and estimates by management, which have a material impact on the carrying value of certain assets and liabilities. Management considers such accounting policies to be critical accounting policies. The judgments and estimates used by management are based on historical experience and other factors, which are believed to be reasonable under the circumstances. Because of the nature of the judgments and assumptions made by management, actual results could differ from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of operations of CBI.

         CBI is a holding company for community banks and a mortgage company and, as a financial institution, believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the sections "Allowance for Loan Losses" and "Provision for Loan Losses" in the Annual Report on Form 10-K for 2002 for a detailed description of CBI's estimation process and methodology related to the allowance for loan losses.

RESULTS OF OPERATIONS: QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002 (all comparisons in this section are quarter to quarter, unless specified otherwise)

     COMMUNITY BANKSHARES, INC. - AVERAGE BALANCE SHEETS, YIELDS, AND RATES

Quarter ended March 31,                                                       2003                                2002
                                                                              ----                                ----
($ in thousands)                                                            Interest                            Interest
                                                              Average       Income/      Yields/    Average     Income/      Yields/
                 Assets                                       Balance       Expense       Rates     Balance     Expense       Rates
                                                              -------       --------      ------    -------     --------      -----
Interest bearing deposits ................................    $    576       $    4        2.78%    $  1,735      $    6       1.38%
Investment securities taxable ............................      44,758          409        3.66%      36,688         403       4.39%
Investment securities--tax exempt ........................       9,534          104        6.61%         341           3       5.33%
Federal funds sold .......................................      20,441           57        1.12%      20,935          87       1.66%
Loans receivable .........................................     332,526        5,275        6.35%     243,987       4,324       7.09%
                                                              --------       ------                 --------      ------
   Total interest earning assets .........................     407,835        5,849        5.74%     303,686       4,823       6.35%
Cash and due from banks ..................................      14,313                                12,326
Allowance for loan losses ................................      (3,607)                               (2,960)
Premises and equipment ...................................       6,615                                 5,541
Intangible assets ........................................       7,864                                   921
Other assets .............................................       3,386                                 3,130
                                                              --------                              --------
   Total assets ..........................................    $436,406                              $322,644
                                                              ========                              ========

Liabilities and Shareholders' Equity
Interest bearing deposits
Savings ..................................................    $ 66,553       $  214        1.29%    $ 44,327      $  189       1.71%
Interest bearing transaction accounts ....................      40,891           51        0.50%      41,530          83       0.80%
Time deposits ............................................     184,417        1,281        2.78%     140,419       1,348       3.84%
                                                              --------       ------                 --------      ------
   Total interest bearing deposits .......................     291,861        1,546        2.12%     226,276       1,620       2.86%
Short term borrowing .....................................      14,475           38        1.05%       4,463          22       1.97%
Warehouse lines of credit ................................      15,357          143        3.72%       7,801          86       4.41%
FHLB advances ............................................      20,210          274        5.42%      20,280         278       5.48%
                                                              --------       ------                 --------      ------
   Total interest bearing liabilities ....................     341,903        2,001        2.34%     258,820       2,006       3.10%
Noninterest bearing demand deposits ......................      47,939                                33,569
Other liabilities ........................................       1,956                                 2,028
Shareholders' equity .....................................      44,608                                28,227
                                                              --------                              --------
   Total liabilities and equity ..........................    $436,406                              $322,644
                                                              ========                              ========

Interest rate spread .....................................                                 3.40%                               3.25%
Net  interest  income  and net  yield  on
     earning assets ......................................                   $3,848        3.77%                  $2,817       3.71%

Notes:
Yields and rates are annualized.
The yield on tax exempt securities is calculated on a tax equivalent basis using a 34% income tax rate.

Earnings Performance, March 31, 2003 compared to March 31, 2002

         The first quarter of 2003 was influenced by three major factors: interest rates held stable at historically low levels, higher demand for mortgage loans generated by continuing low interest rates, and the July 2002 acquisition of the Bank of Ridgeway. The prime lending rate for the first quarter 2003 was 4.25%, compared to 4.75% for the same quarter in 2002. Low interest rates put continuing pressure on the Banks' net interest margin, nevertheless the Banks' margin improved to 3.77% from 3.71%. Most of this increase was associated with the acquisition of the Bank of Ridgeway in July with its relatively large dollar volume of relatively low cost deposits. Low rates were also responsible for the unprecedented volume of mortgage loan originations and refinances done by Community Resource Mortgage, Inc., and its income was up over 82%, favorably impacting CBI's (CBI) noninterest income. Three months of operation in 2003 for the Bank of Ridgeway also had a significant impact on CBI's income statement. The substantial dollar and percentage changes that are discussed throughout this document are due in large measure to these factors.

         CBI's net income was $1,581,000 or $.37 per basic share in 2003 compared to $1,125,000 or $.34 per basic share in 2002, an increase of $456,000 or 40.5%. Diluted earnings were $.36 per share, up from $.33.

         This increase in net income resulted from the operations of the subsidiaries, which are detailed in the following chart (dollars in thousands):

                                   Net Income

For the quarter ended March 31,                                             2003             2002          $ change        % change
                                                                            ----             ----          --------        --------
Orangeburg National Bank (ONB) .................................           $  699           $  671           $   28            4.2%
Sumter National Bank (SNB) .....................................              349              321               28            8.7%
Florence National Bank (FNB) ...................................              139               53               86          162.3%
Community Resource Mortgage, Inc.(CRM) .........................              195              107               88           82.2%
Bank of Ridgeway (RW) ..........................................              239                0              239           na
                                                                           ------           ------           ------          -----
Totals .........................................................           $1,621           $1,152           $  469           40.7%
                                                                           ======           ======           ======          =====

The totals reflected in the chart do not include the net costs of operation of the holding company and accordingly are more than CBI's consolidated net income for the period as shown on the Consolidated Statements of Income included in this report.

Net Income

         As noted above, consolidated net income for 2003, increased from the prior year by 40.5% or $456,000. The major components of this increase are shown below.

              Summary Income Statement for Quarters ended March 31,

                                                                      2003             2002               $ change          % change
                                                                      ----             ----               --------          --------
(Dollar amounts in thousands)
Interest income .....................................             $ 5,849             $ 4,823             $ 1,026              21.3%
Interest expense ....................................               2,001               2,006                  (5)             -0.2%
                                                                  -------             -------             -------
Net interest income .................................               3,848               2,817               1,031              36.6%
Provision for loan losses ...........................                 264                 169                  95              56.2%
Noninterest income ..................................               2,555               1,687                 868              51.5%
Noninterest expense .................................               3,735               2,578               1,157              44.9%
Income tax expense ..................................                 823                 632                 191              30.2%
                                                                  -------             -------             -------
Net income ..........................................               1,581               1,125                 456              40.5%
                                                                  =======             =======             =======


         Elsewhere in this report is a table comparing the average balances, yields, and rates for the interest rate sensitive segments of CBI's balance sheets for the quarters ended March 31, 2003 and 2002. A discussion of that table and the above table follows.

Interest Income

         Total average interest earning assets for 2003 increased $104,149,000 or 34.3% over 2002. The RW acquisition accounted for about $77 million or 75% of the increase. The acquisition also accounted for the majority of the increases in the volumes of specific earning assets. The acquisition provided almost the entire increase in the tax exempt security portfolio. Thus, although the average yield on interest earning assets declined, interest income rose.

Interest Expense

         Total average interest bearing liabilities for 2003 also increased $83,083,000 or 32.1% over 2002. RW contributed $64 million or 77% of the increase. The acquisition also accounted for the majority of the increases in the volumes of specific interest bearing liabilities. Even though the volumes increased, rates declined enough to produce a slight decrease in increase expense.

Net interest income

         Net interest income is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. For 2003 net interest income was up significantly over 2002, as noted above mostly as a result of the RW acquisition.

         CBI's net interest margin was 3.77% for 2003 compared to 3.71% for 2002. Most of the improvement was attributable to the RW acquisition, as RW had a large amount of relatively low cost deposits, but a portion of the improvement was also due to aggressive interest rate management by the other banks.

Provision of loan losses

         The increase in the provision for loan losses was due to the RW acquisition after the first quarter of 2002 and the establishment of a loan loss reserve by CRM, also after the first quarter of 2002.


Non-Interest Income

         Non-interest income for 2003 increased $868,000 over 2002. Most of the increase was due to mortgage banking income which increased $555,000, the vast majority of which was generated by CRM. Approximately $200,000 of the increase was provided by service charges and other income from RW.


Non-Interest Expense

         Approximately $683,000 or 50% of the $1,157,000 increase in non-interest expense was accounted for by the RW acquisition. The remaining increase was due to volume increases at CRM, which has a commission based compensation system, and normal increases at the other banks.


Income Taxes

         Although income tax expense for 2003 increased $191,000 or 30.2% over 2002, the average tax rate for 2003 was 34.2% while in 2002 it was 36%. The decline in the average tax rate is related to the acquisition of the Ridgeway bank's substantial tax exempt investment portfolio.


Profitability

         One of the best ways to review earnings is through the ROA (return on average assets) and the ROE (return on average equity). Based on operating results for the quarters ended March 31, 2003 and 2002, the following table is presented.

Period ended March 31,                   2003                2002
                                         ----                ----
(Dollar amounts in thousands)
Average assets .....................   $436,406           $322,644
ROA ................................      1.45%              1.39%
Average equity .....................    $44,608            $28,227
ROE ................................     14.18%             15.94%
Net income .........................     $1,581             $1,125

The decline in ROE is related to the increase in shareholders' equity resulting from the RW acquisition in July 2002.

CHANGES IN FINANCIAL POSITION

Investment portfolio

         The investment portfolio is comprised of available for sale securities. CBI and its four banks usually purchase short-term issues (ten years or less) of
U. S Treasury and U. S. Government agency securities for investment purposes. At March 31, 2003 the available for sale portfolio totaled $46,380,000 compared to $53,066,000 at December 31, 2002, a decrease of 12.6% or $6,686,000. The decline in the investment portfolio is related primarily to calls prior to maturity and the lack of attractive investment options in the bond market. The proceeds of these calls and maturities have generally been reinvested in federal funds. The following chart summarizes the investment portfolios at March 31, 2003 and December 31, 2002.

                                                              March 31, 2003
                                                              --------------
                                                         Amortized         Fair
Available for sale                                         Cost           Value
                                                           ----           -----
(Dollar amounts in thousands)
U.S. Government and federal agencies .............        $34,892        $35,101
State and local governments ......................          8,713          9,369
Other equity securities ..........................          1,910          1,910
                                                          -------        -------
Total ............................................        $45,515        $46,380
                                                          =======        =======

                                                            December 31, 2002
                                                            -----------------
                                                          Amortized       Fair
Available for sale                                          Cost          Value
                                                            ----          -----
(Dollar amounts in thousands)
U.S. Government and federal agencies .............        $41,488        $41,531
State and local governments ......................          9,514          9,625
Other equity securities ..........................          1,910          1,910
                                                          -------        -------
Total ............................................        $52,912        $53,066
                                                          =======        =======



Loan portfolio

         The loan portfolio is primarily consumer, and small and medium size business oriented. At March 31, 2003 the loan portfolio was $313,711,000 compared to $306,484,000 at December 31, 2002, a 2.4% or $7,227,000 increase.
This increase was attributable to normal growth of the banks. The following chart summarizes the loan portfolio at March 31, 2003 and December 31, 2002.

                                             Mar. 31, 2003     Dec. 31, 2002
                                             -------------     -------------
                                            (Dollar amounts in thousands)
Real estate ..............................     $ 79,409          $ 78,210
Commercial ...............................      197,552           191,844
Loans to individuals .....................       36,750            36,430
                                               --------          --------
Total ....................................     $313,711          $306,484
                                               ========          ========

         The above loan portfolio table does not include loans held for sale. Loans held for sale are loans originated by CBI's banks or mortgage company for sale to others which are held pending completion of the sale. The vast majority of such loans are originated by CRM and are one-to-four family residential mortgage loans. At March 31, 2003 loans held for sale totaled $23,191,000 compared to $24,664,000 at December 31, 2002, a 6% or $1,473,000 decrease. The amount of loans held for sale is subject to significant fluctuation depending on current market conditions.


Past Due and Non-Performing Assets

         CBI closely monitors past due loans and loans that are in non-accrual status and other real estate owned. Below is a summary of past due and non-performing assets at March 31, 2003 and December 31, 2002.

                                                                                              Mar. 31, 2003         Dec. 31, 2002
                                                                                              -------------         -------------
                                                                                                     (Dollar amounts in thousands)
Past due 90 days + and still accruing loans ............................................          $2,514               $1,740
Non-accrual loans ......................................................................          $  822               $  796
Impaired loans (included in nonaccrual) ................................................          $  822               $  796
Other real estate owned ................................................................          $  350               $  219

         Most of the amount of accruing loans greater than 90 days past due amount at March 31, 2003 is attributable to two unrelated loans, one in the approximate amount of $1.3 million and the other in the approximate amount of $.5 million. The larger loan involves principals who are having a legal dispute with each other. Management believes that the bank's collateral position is sufficient so that no loss is expected. The smaller loan is related to a loan participation which management expects to be paid out in May. Management does not expect any material loss in relation to either of these credits.

         Management considers the past due and non-accrual amounts at March 31, 2003 to be reasonable in relation to the size of the portfolio and manageable in the normal course of business.

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

         Management reviews its allowance for loan losses in three broad categories: commercial, real estate and loans to individuals. The combination of a relatively short operating history and relatively high asset quality precludes management from establishing a meaningful specific loan loss percentage for the computation of the allowance for each category. Instead management assigns an estimated percentage factor to each in the computation of the overall allowance. These estimates are not, however, intended to restrict CBI's ability to respond to losses. CBI charges losses from any segment of the portfolio to the allowance, regardless of the allocation. In general terms, the real estate portfolio is subject to the least risk, followed by the commercial loan portfolio, followed by the loans to individuals portfolio. The banks' internal and external loan review programs from time to time identify loans that are subject to specific weaknesses and such loans are reviewed for a specific loan loss allowance.

         Based on the current levels of non-performing and other problem loans, management believes that loan charge-offs in 2003 will be less than the 2002 levels as such loans progress through the collection, foreclosure, and repossession process. Management believes that the allowance for loan losses, as of March 31, 2003, is sufficient to absorb the inherent losses that remain in the loan portfolio. Management will continue to closely monitor the levels of non-performing and potential problem loans and address the weaknesses in these credits to enhance the amount of ultimate collection or recovery of these assets. Management considers the levels and trends in non-performing and past due loans in determining how the provision for loan losses is adjusted.

         The aggregate allowance for loan losses of the banks and the mortgage company and the aggregate activity with respect to the allowance are summarized in the following table.

(Dollar amounts in thousands)                                            Mar. 31, 2003          Dec. 31, 2002         Mar. 31, 2002
                                                                         -------------          -------------         -------------
Allowance at beginning of period ...........................               $ 3,572                 $ 3,274                 $ 2,830
Provision expense ..........................................                   264                   1,033                     169
Net charge offs ............................................                   (69)                   (734)                    (38)
                                                                           -------                 -------                 -------
Allowance at end of period .................................               $ 3,767                 $ 3,573                 $ 2,961
                                                                           =======                 =======                 =======
Allowance / outstanding loans ..............................                  1.20%                   1.17%                   1.23%


Intangible assets

         CBI has adopted FASB No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As of March 31, 2003 intangible assets totaled $7,835,000, compared to $7,896,000 at December 31, 2002, a decrease of $61,000. The decrease represented amortization of the core deposit intangible acquired in conjunction with the RW acquisition.

Deposits

         Deposits at March 31, 2003 were $9,608,000, or 2.9%, higher than at December 31, 2002. This increase was the result of normal business growth for the banks.

         Time deposits greater than $100,000 at March 31, 2003 were $155,000 or ..23% greater than December 31, 2002, essentially unchanged.

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

         As of March 31, 2003 the loan to deposit ratio was 90.5% compared to 90.9% at December 31, 2002 and 89.9% at March 31, 2002. The RW acquisition in July 2002 did provide a significant amount of additional liquidity to the company as a whole, and the additional liquidity has been used in meeting the overall demand for loans since the acquisition.

         In the opinion of management, CBI's current and projected liquidity position is adequate.

Capital resources

         As summarized in the table below, CBI maintains a strong capital position.

                                                                                                                    Minimum required
                                                                                                                       for capital
                                                                                Mar. 31, 2003       Dec. 31, 2002       adequacy
                                                                                -------------       -------------       --------
Tier 1 capital to average total assets ...............................              8.56%                8.29%            4.00%
Tier 1 capital to risk weighted assets ...............................             11.59%               11.56%            4.00%
Total capital to risk weighted assets ................................             12.74%               12.70%            8.00%

         In the opinion of management, the Company's current and projected capital positions are adequate. In each case the ratios exceed by a substantial margin the regulatory requirement for being considered well capitalized.

Dividends

         CBI declared and paid a quarterly cash dividend of nine cents per share during the first quarter of 2003. The total cost of this dividend was $387,000.


Commitments

         On March 31, 2003 the Board of CBI approved a project to introduce imaging technology into the company. This technology will enable the banks to provide imaged statements to customers and it will also provide for imaging of documents. The estimated cost of the project is $700,000.


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

         CBI's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. According to the model as of March 31, 2003 CBI is positioned so that net interest income would increase $418,000 and net income would increase $278,000 in the next twelve months if interest rates rose 200 basis points. Conversely, net interest income would decline $418,000 and net income would decline $278,000 in the next twelve months if interest rates declined 200 basis points. In the current interest rate environment, it is unlikely that there will be any large rate decreases in the immediate future. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions CBI and its customers could undertake in response to changes in interest rates.

         As of March 31, 2003 there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2002. The foregoing disclosures related to the market risk of CBI should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2002 Annual Report on Form 10-K.



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

         Part II--Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

None


b) Reports on Form 8-K. Form 8-K filed April 25, 2003, pursuant to Item 9 of that Form with respect to the information provided pursuant to Item 12 of that Form.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             DATED: May 13, 2003

COMMUNITY BANKSHARES, INC.

By:  s/  E. J. Ayers, Jr.,
    ----------------------
         E. J. Ayers, Jr.,
         Chief Executive Officer

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



Date: May 13, 2003                   s/E. J. Ayers, Jr.
                                     -----------------------------------
                                     E. J. Ayers, Jr.

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



Date: May 13, 2003                      s/William W. Traynham
                                        -----------------------------------
                                        William W. Traynham

                                        President and CFO