Form 10-Q
period 2003-06-30
COMMUNITY BANKSHARES INC /SC/
filed 2003-08-13
CIK 894508

--------------------------------------------------------------------------------




                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2003   Commission File number: 000-22054



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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,310,646 shares of common stock outstanding as of August 1, 2003.

--------------------------------------------------------------------------------

                             10-Q TABLE OF CONTENTS

                           Part I-Financial Statements
                                                                            Page
Item 1   Financial Statements ..............................................   3
Item 2   Management's Discussion and Analysis of Financial Condition and ...  10
              Results of Operations
Item 3   Quantitative and Qualitative Disclosure About Market Risk .........  22
Item 4   Controls and Procedures ...........................................  22
                            Part II-Other Information
Item 4   Submission of Matters to a Vote of the Security Holders ...........  23
Item 6   Exhibits and Reports on Form 8-K ..................................  24

Part I. Item 1. Financial Statements

            COMMUNITY BANKSHARES, INC. - CONSOLIDATED BALANCE SHEETS
                             $ amounts in thousands

                                                                                                   UNAUDITED
                                                                                                    June 30,            December 31,
          ASSETS                                                                                      2003                  2002
                                                                                                      ----                  ----

Cash and due from other financial institutions:
      Non-interest bearing ...........................................................             $  15,336              $  14,738
      Federal funds sold .............................................................                32,024                 23,831
                                                                                                   ---------              ---------
          Total cash and cash equivalents ............................................                47,360                 38,569
Interest bearing deposits in other banks .............................................                 1,261                    511
Securities available for sale, at fair value .........................................                52,791                 53,066
Loans held for resale ................................................................                26,657                 24,664
Loans receivable .....................................................................               318,217                306,484
      Less, allowance for loan losses ................................................                (3,922)                (3,573)
                                                                                                   ---------              ---------
          Net loans ..................................................................               314,295                302,911

Accrued interest  receivable .........................................................                 2,014                  2,131
Premises and equipment ...............................................................                 6,780                  6,376
Net deferred tax asset ...............................................................                   424                    584
Intangible assets ....................................................................                 7,773                  7,896
Other assets .........................................................................                   691                    612
                                                                                                   ---------              ---------

          Total assets ...............................................................             $ 460,046              $ 437,320
                                                                                                   =========              =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Non-interest bearing ...........................................................             $  54,974              $  47,128
      Interest bearing ...............................................................               300,838                289,934
                                                                                                   ---------              ---------
          Total deposits .............................................................               355,812                337,062
Federal funds purchased and securities
      sold under agreements to repurchase ............................................                13,344                 16,302
Federal Home Loan Bank advances ......................................................                20,210                 20,210
Lines of credit payable ..............................................................                22,833                 18,249
Other liabilities ....................................................................                 1,755                  1,780
                                                                                                   ---------              ---------
          Total liabilities ..........................................................               413,954                393,603
                                                                                                   ---------              ---------
Shareholders' equity:
      Common stock ...................................................................                29,159                 29,090
          No par, authorized shares 12,000,000, issued and
          outstanding 4,310,646 in 2003 and 4,304,384 in 2002
      Retained earnings ..............................................................                16,520                 14,529
      Accumulated other comprehensive income .........................................                   413                     98
                                                                                                   ---------              ---------
          Total shareholders' equity .................................................                46,092                 43,717
                                                                                                   ---------              ---------

          Total liabilities and shareholders' equity .................................             $ 460,046              $ 437,320
                                                                                                   =========              =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

              COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS
                       OF CHANGES IN SHAREHOLDERS' EQUITY
           for the six months ended June 30, 2003 and 2002 (Unaudited)
                    (Amounts in thousands, except share data)

                                                                                                        Accumulated
                                                                                                           Other           Total
                                                            Common         Common         Retained      Comprehensive  Shareholders'
                                                            Shares          Stock         Earnings      Income(Loss)       Equity
                                                            ------          -----         --------      ------------       ------


Balances at Dec. 31, 2001 ..........................      3,299,674      $   17,208      $   10,346      $       (7)     $   27,547
Comprehensive income:
     Net income ....................................                                          2,336                           2,336
     Other comprehensive income net of tax:
         Unrealized gain on securities .............                                                            172             172
Shares issued under stock options ..................          4,710              40                                              40
Expenses related to merger .........................                            (98)                                            (98)
Dividends paid .....................................              -               -            (529)              -            (529)
                                                         ----------      ----------      ----------      ----------      ----------
Balances at June 30, 2002 ..........................      3,304,384      $   17,150      $   12,153      $      165      $   29,468
                                                         ==========      ==========      ==========      ==========      ==========

Balances at Dec. 31, 2002 ..........................      4,304,384      $   29,090      $   14,529      $       98      $   43,717
Comprehensive income:
     Net income ....................................                                          2,766                           2,766
     Other comprehensive income  net of tax:
         Unrealized gain on securities .............                                                            315             315
Shares issued under stock options ..................          6,262              69                                              69
Dividends paid .....................................              -               -            (775)              -            (775)
                                                         ----------      ----------      ----------      ----------      ----------
Balances at June 30, 2003 ..........................      4,310,646      $   29,159      $   16,520      $      413      $   46,092
                                                         ==========      ==========      ==========      ==========      ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

        COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF INCOME

                                                                           Six months ended June 30,     Three months ended June 30,
                                                                            2003              2002           2003           2002
          (In thousands, except per share data)                           UNAUDITED         UNAUDITED      UNAUDITED      UNAUDITED
                                                                          ---------         ---------      ---------      ---------
Interest and dividend income:
     Loans, including fees .......................................        $ 11,091         $  8,942        $  5,816         $  4,618
     Deposits with other financial institutions ..................               9               10               5                4
     Debt securities .............................................             845              858             352              483
     Dividends ...................................................              40               63              20               32
     Federal funds sold ..........................................             149              167              92               80
                                                                          --------         --------        --------         --------
          Total interest and dividend income .....................          12,134           10,040           6,285            5,217
                                                                          --------         --------        --------         --------

Interest expense:
     Deposits:
       Certificates of deposit of $100,000 or more ...............             839              914             412              446
       Other .....................................................           2,198            2,206           1,079            1,054
                                                                          --------         --------        --------         --------
          Total deposits .........................................           3,037            3,120           1,491            1,500
     Federal funds purchased and securities
       sold under agreements to repurchase .......................              75               44              37               22
     Warehouse lines of credit ...................................             296              150             153               64
     FHLB advances ...............................................             553              556             279              278
                                                                          --------         --------        --------         --------
          Total interest expense .................................           3,961            3,870           1,960            1,864
                                                                          --------         --------        --------         --------
Net interest income ..............................................           8,173            6,170           4,325            3,353
Provision for loan losses ........................................             543              358             279              189
                                                                          --------         --------        --------         --------
Net interest income after provision for loan losses ..............           7,630            5,812           4,046            3,164
                                                                          --------         --------        --------         --------

Non-interest income:
     Service charges on deposit accounts .........................           1,621            1,082             838              538
     Securities gains (losses) ...................................            (252)             104            (298)              62
     Mortgage banking income .....................................           2,825            1,672           1,314              716
     Other .......................................................             437              303             222              158
                                                                          --------         --------        --------         --------
          Total non-interest income ..............................           4,631            3,161           2,076            1,474
                                                                          --------         --------        --------         --------

Non-interest expense:
     Salaries and employee benefits ..............................           5,031            3,383           2,680            1,728
     Premises and equipment ......................................             806              605             403              308
     Other .......................................................           2,116            1,335           1,135              709
                                                                          --------         --------        --------         --------
          Total non-interest expense .............................           7,953            5,323           4,218            2,745
                                                                          --------         --------        --------         --------

Income before income taxes .......................................           4,308            3,650           1,904            1,893
Income tax expense ...............................................           1,542            1,314             719              682
                                                                          --------         --------        --------         --------
Net income .......................................................        $  2,766         $  2,336        $  1,185         $  1,211
                                                                          ========         ========        ========         ========

                                                                Six months ended June 30,                Three months ended June 30,
                                                                  2003             2002                   2003                2002
                                                               UNAUDITED         UNAUDITED              UNAUDITED          UNAUDITED
                                                               ---------         ---------              ---------          ---------
Basic earnings per common share:
     Weighted average shares outstanding ...........           4,306,742           3,299,834           4,308,263           3,299,754
     Net income per common share ...................          $     0.64          $     0.71          $     0.28          $     0.37
Diluted earnings per common share:
     Weighted average shares outstanding ...........           4,420,316           3,404,733           4,421,836           3,382,921
     Net income per common share ...................          $     0.63          $     0.69          $     0.27          $     0.36


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

    COMMUNITY BANKSHARES, INC. - CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          Six months ended June 30,
         (Dollar amounts in thousands)                                                                   2003                2002
                                                                                                       UNAUDITED           UNAUDITED
                                                                                                       ---------           ---------
Cash flows from operating activities:
Net income ...................................................................................         $   2,766          $   2,336
Adjustments to reconcile net income
  to net cash provided (used) by operating activities:
         Depreciation and amortization .......................................................               465                160
         Net amortization (accretion) of investment securities ...............................               133                 (1)
         Provision for loan losses ...........................................................               543                358
         Net realized (losses) on sale of securities available for sale ......................               (72)              (104)
         Proceeds from sales of real estate loans held for sale ..............................           155,668             74,766
         Originations of real estate loans held for sale .....................................          (157,661)           (74,361)
         Deferred income taxes ...............................................................               160                  -
Changes in operating assets and liabilities:
         Accrued interest receivable .........................................................               117                (87)
         Other assets ........................................................................               (79)               458
         Other liabilities ...................................................................               (25)               (77)
                                                                                                       ---------          ---------
         Net cash provided by operating activities ...........................................             2,015              3,448
                                                                                                       ---------          ---------
Cash flows from investing activities:
         Net (increase) decrease in interest bearing deposits in banks .......................              (750)             1,567
         Purchases of investment securities available-for-sale ...............................           (43,825)           (30,591)
         Proceeds from maturities of investment securities available-for-sale ................            42,286             15,096
         Proceeds from sales of investment securities available-for-sale .....................             2,068             18,529
         Loan originations and principal collections, net ....................................           (11,927)           (15,683)
         Proceeds from sale of other real estate owned .......................................                 -                267
         Purchases of premises and equipment .................................................              (746)              (444)
                                                                                                       ---------          ---------
         Net cash (used) in investing activities .............................................           (12,894)           (11,259)
                                                                                                       ---------          ---------
Cash flows from financing activities:
         Net increase in deposits ............................................................            18,750              5,375
         Net increase (decrease) in federal funds purchased
              and securities sold under agreements to repurchase .............................            (2,958)               549
         Net increase (decrease) under line of credit arrangement ............................             4,584               (502)
         Proceeds from issuance of common stock ..............................................                69                 40
         Costs incurred in business combination ..............................................                 -                (98)
         Dividends paid ......................................................................              (775)              (529)
                                                                                                       ---------          ---------
         Net cash provided by financing activities ...........................................            19,670              4,835
                                                                                                       ---------          ---------
Net increase (decrease) in cash and cash equivalents .........................................             8,791             (2,976)
Cash and cash equivalents - beginning of period ..............................................            38,569             25,649
                                                                                                       ---------          ---------
Cash and cash equivalents - end of period ....................................................         $  47,360          $  22,673
                                                                                                       =========          =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                                                                                                          Six months ended June 30,
         (Dollar amounts in thousands)                                                                   2003                 2002
                                                                                                       UNAUDITED           UNAUDITED
                                                                                                       ---------           ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest ...............................................................               $3,898               $3,933
                                                                                                         ------               ------
Cash payments for income tax .............................................................               $1,470               $1,379
                                                                                                         ======               ======

NON-CASH INVESTING ACTIVITIES
Transfer of loans receivable to other real estate owned ..................................               $  131               $    -
                                                                                                         ======               ======

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

                                                       Six months ended June 30,
                                                         2003              2002
                                                         ----              ----
                                                         (Dollars in thousands)
Unrealized holding gains on
  available for sale securities ....................        $ 729         $ 373

Less: Reclassification adjustment for
 (losses) realized in  income ......................         (252)         (104)
                                                            -----         -----
Net unrealized gains ...............................          477           269
Tax effect .........................................         (162)          (97)
                                                            -----         -----

Net-of-tax amount ..................................        $ 315         $ 172
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

Critical Accounting Policies

         CBI has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of CBI's financial statements. The significant accounting policies of CBI are described in detail in the notes to CBI's audited consolidated financial statements included in CBI's Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS: SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO JUNE 30, 2002 (all comparisons in this section are period to period, unless specified otherwise)

     COMMUNITY BANKSHARES, INC. - AVERAGE BALANCE SHEETS, YIELDS, AND RATES

Six months ended June 30,                                                   2003                                  2002
                                                                            ----                                  ----
                                                                          Interest                              Interest
                                                               Average     Income/   Yields/         Average     Income/    Yields/
                   Assets                                      Balance     Expense    Rates          Balance     Expense     Rates
                                                               -------     -------    -----          -------     -------     -----

Interest bearing deposits in banks ........................   $    625    $     9      2.88%        $  1,311    $    10        1.53%
Investment securities taxable .............................     42,526        709      3.33%          40,229        916        4.55%
Investment securities--tax exempt .........................      9,317        176      3.78%             269          5        3.72%
Federal funds sold ........................................     26,001        149      1.15%          19,884        167        1.68%
Loans receivable ..........................................    336,889     11,091      6.58%         247,983      8,942        7.21%
                                                              --------     ------                   --------    -------
  Total interest earning assets ...........................    415,358     12,134      5.84%         309,676     10,040        6.48%
Cash and due from banks ...................................     14,098                                11,952
Allowance for loan losses .................................     (3,706)                               (2,947)
Premises and equipment ....................................      6,742                                 5,539
Goodwill ..................................................      7,834                                   921
Other assets ..............................................      3,224                                 3,022
                                                              --------                              --------
  Total assets ............................................   $443,550                              $328,163
                                                              ========                              ========

    Liabilities and Shareholders' Equity
Interest bearing deposits
Savings ...................................................   $ 67,394    $   416      1.23%        $ 46,577    $   403        1.73%
Interest bearing transaction accounts .....................     42,252        105      0.50%          42,158        171        0.81%
Time deposits .............................................    185,852      2,515      2.71%         142,278      2,546        3.58%
                                                              --------    -------                   --------    -------
  Total interest bearing deposits .........................    295,498      3,036      2.05%         231,013      3,120        2.70%
Short term borrowing ......................................     13,873         75      1.08%           4,603         44        1.91%
Warehouse lines payable ...................................     17,725        296      3.34%           7,232        150        4.15%
Other borrowings ..........................................     20,298        554      5.46%          20,280        556        5.48%
                                                              --------    -------                   --------    -------
  Total interest bearing liabilities ......................    347,394      3,961      2.28%         263,128      3,870        2.94%
Noninterest bearing demand deposits .......................     49,071                                34,344
Other liabilities .........................................      1,837                                 2,025
Shareholders' equity ......................................     45,248                                28,666
                                                              --------                              --------
  Total liabilities & shareholders' equity ................   $443,550                              $328,163
                                                              ========                              ========

Interest rate spread ......................................                            3.56%                                   3.54%
Net interest income and net yield on
earning assets ............................................               $ 8,173      3.93%                    $ 6,170        3.98%


Notes:
Yields and rates are annualized.

Earnings Performance, Six months ended June 30, 2003 compared to June 30, 2002

         The 2003 period was influenced by three major factors: interest rates held stable at historically low levels, higher demand for mortgage loans generated by continuing low interest rates, and the July 2002 acquisition of the Bank of Ridgeway. The prime lending rate for the first half of 2003 was 4.25%, compared to 4.75% for the same period in 2002. At the end of June the prime rate declined further, to 4.0%. Low interest rates put continuing pressure on CBI's net interest margin, which declined slightly to 3.93% from 3.98%. The margin was somewhat protected by relatively high interest income at the mortgage company and the acquisition of the Bank of Ridgeway with its large dollar volume of relatively low cost deposits.

         Immediately prior to its acquisition by CBI in July 2002 the Bank of Ridgeway's investment portfolio had a fair market value $675,000 in excess of its amortized cost. In connection with the acquisition CBI established a new amortized cost basis for those investments that equaled their market value. Because interest rates declined to historically low levels, many securities with call provisions have been called prior to maturity. Furthermore, since the Ridgeway investments were recorded at amounts in excess of their redemption values the proceeds of the redemptions (at par) were significantly less than the recorded amounts, resulting in a $322,000 write-down of the Ridgeway purchase premium in the second quarter of 2003. Management expects that the future effect of this amortization will be modest in view of the fact that almost all the callable securities in the Bank of Ridgeway's portfolio have been called.

         The substantial dollar and percentage changes that are discussed throughout this report are due in large measure to the above factors.

         CBI's net income was $2,766,000 or $.64 per basic share in 2003 compared to $2,336,000 or $.71 per basic share in 2002, an increase of $430,000 or 18.4%. Diluted earnings were $.63 per share, down from $.69. The decrease in earnings per basic share and earnings per diluted share was the result of a greater number of shares being outstanding in the 2003 period. Most of the additional outstanding shares were issued in connection with the Ridgeway acquisition.

         The  increase  in  net  income  resulted  from  the  operations  of the
subsidiaries,   which  are  summarized  in  the  following   chart  (dollars  in
thousands):

                                   Net Income

For the periods ended June 30,                                             2003             2002            $ change        % change
                                                                           ----             ----            --------        --------
Orangeburg National Bank (ONB) ...............................          $ 1,376           $ 1,410           ($   34)          -2.41%
Sumter National Bank (SNB) ...................................              681               630                51            8.10%
Florence National Bank (FNB) .................................              266               155               111           71.61%
Community Resource Mortgage, Inc.(CRM) .......................              377               207               170           82.13%
Bank of Ridgeway (RW) ........................................              182                 0               182               na
Holding company costs and eliminations, net ..................             (116)              (66)              (50)         -81.25%
                                                                        =======           =======           =======          ======
Consolidated totals for CBI ..................................          $ 2,766           $ 2,336           $   430           18.31%
                                                                        =======           =======           =======          ======

Net Income

         As noted above, consolidated net income for 2003, increased from the prior year by 18.4% or $430,000. The major components of this increase are shown in the following table and discussed below.

          Summary Income Statement for Six Month Periods ended June 30,

                                      2003        2002       $ change   % change
                                      ----        ----       --------   --------
(Dollar amounts in thousands)
Interest income ...............    $ 12,134     $ 10,040     $  2,094     20.86%
Interest expense ..............      (3,961)      (3,870)         (91)     2.35%
                                   --------     --------     --------
Net interest income ...........       8,173        6,170        2,003     32.46%
Provision for loan losses .....        (543)        (358)        (185)    51.68%
Noninterest income ............       4,631        3,161        1,470     46.50%
Noninterest expense ...........      (7,953)      (5,323)      (2,630)    49.41%
Income tax expense ............      (1,542)      (1,314)        (228)    17.35%
                                   --------     --------     --------
Net income ....................    $  2,766     $  2,336     $    430     18.41%
                                   ========     ========     ========

Interest Income

         Total average interest earning assets for 2003 increased $105,682,000 or 34.1% over 2002. The Bank of Ridgeway acquisition accounted for about $89 million or 84.7% of the increase. The acquisition also accounted for the majority of the increases in the volumes of specific earning assets. Thus, although the average yield on interest earning assets declined, interest income rose based on increased volumes.

Interest Expense

         Total average interest bearing liabilities for 2003 increased $84,266,000 or 32% over 2002. The Bank of Ridgeway contributed $65 million or 77.4% of the increase. The acquisition also accounted for the majority of the increases in the volumes of specific interest bearing liabilities. Even though the volumes increased, rates declined enough to produce a 0.66% decrease in the average rate paid for interest bearing liabilities.

Net interest income

         Net interest income is the amount by which interest and fees on interest earning assets exceeds the interest paid on interest bearing deposits and other interest bearing funds. For 2003 net interest income was up $2,003,000 or 32.5% over 2002, primarily as a result of the Bank of Ridgeway acquisition.

         CBI's net interest margin was 3.93% for 2003 compared to 3.98% for 2002. The low interest rate environment has put pressure on the margins of the individual banks. This pressure has been mitigated somewhat by the relatively low cost deposits at the Bank of Ridgeway and increased interest income at the mortgage company.


Provision for loan losses

         The increase in the provision for loan losses was mostly due to the Bank of Ridgeway acquisition after the second quarter of 2002 and the establishment of a loan loss reserve by Community Resource Mortgage, also after the second quarter of 2002.


Non-Interest Income

         Non-interest income for 2003 increased $1,470,000 over 2002. Most of the increase was due to mortgage banking income which increased $1,153,000, the vast majority of which was generated by Community Resource Mortgage. Service charges and other income from Bank of Ridgeway provided approximately $395,000 of the non-interest income.

         Gains (losses) on sales of securities reflected a net loss of $252,000 in 2003. This is the result of a $322,000 pretax charge to income recognized in connection with the write-down on called securities of the investment portfolio for the Bank of Ridgeway, discussed above. In the first year of the merger with the Bank of Ridgeway, CBI has expensed approximately 47% of the acquired investment premiums in the Ridgeway portfolio, due mostly to the large number of securities being called prior to maturity. Management does not expect future amortization of the remaining premiums will have a significant impact on earnings, because there are very few remaining securities subject to early call.


Non-Interest Expense

         Approximately $1,157,000 or 44% of the $2,630,000 increase in non-interest expense was accounted for by the Bank of Ridgeway acquisition. The remaining increase was due to volume increases at Community Resource Mortgage, which has a commission based compensation system based on loan volume, and normal increases at the other banks.


Income Taxes

         Income tax expense for 2003 increased $228,000 or 17.5% over 2002. The average tax rate for 2003 was 35.8%, slightly decreased from 2002 when it was 36%.

Profitability

         A common way to review earnings is through the ROA (return on average assets) and the ROE (return on average equity). Based on operating results for the six months ended June 30, 2003 and 2002, the following table is presented.

                                        Period ended June 30,
                                       2003               2002
                                       ----               ----
                                        (dollars in thousands)
Average assets ...................   $443,550           $328,163
ROA ..............................      1.25%              1.42%
Average equity ...................    $45,248            $28,666
ROE ..............................     12.23%             16.30%
Net income .......................     $2,766             $2,336

The decline in ROA and ROE is primarily related to the increase in shareholders' equity resulting from the Bank of Ridgeway acquisition in July.

RESULTS OF OPERATIONS FOR THE QUARTERS ENDED JUNE 30, 2003 AND 2002 (all comparisons in this section are quarter to quarter, unless otherwise specified)

         For the quarter ended June 30, 2003, CBI earned a consolidated profit of $1,185,000, compared to $1,211,000 for the comparable period of 2002, a decrease of 2.1% or $26,000. Basic earnings per share were $.28 in the 2003 quarter compared to $.37 for the 2002 quarter. The changes in the items comprising net income, which are discussed below, resulted from essentially the same factors discussed above regarding the results of operation for the six months ended June 30, 2003.

              Summary Income Statement for Quarters ended June 30,

                                        2003       2002      $ change   % change
                                        ----       ----      --------   -------
(Dollar amounts in thousands)
Interest income .................      6,285       5,217       1,068      20.47%
Interest expense ................     (1,960)     (1,864)        (96)      5.15%
                                      ------      ------      ------
Net interest income .............      4,325       3,353         972      28.99%
Provision for loan losses .......       (279)       (189)        (90)     47.62%
Noninterest income ..............      2,076       1,474         602      40.84%
Noninterest expense .............     (4,218)     (2,745)     (1,473)     53.66%
Income tax expense ..............       (719)       (682)        (37)      5.43%
                                      ------      ------      ------
Net income ......................      1,185       1,211         (26)     -2.15%
                                      ======      ======      ======

Interest Income

         Interest income increased by over $1 million, or 20%, in the 2003 quarter compared to the 2002 quarter. The largest part of this increase was the interest income generated by the Bank of Ridgeway acquisition.

Interest expense

         Interest expense increased only slightly in the 2003 quarter compared to the 2002 quarter. Even though the acquisition of the Bank of Ridgeway added significantly to interest bearing liabilities, the overall decline in market interest rates offset most of that change.

Provision for loan losses

         The increase in the provision for loan losses was due to the Bank of Ridgeway acquisition after the second quarter of 2002 and the establishment of a loan loss reserve by CRM, also after the second quarter of 2002.


Non-Interest Income

         Non-interest income for the 2003 quarter increased $602,000 over the 2002 quarter. Most of the increase was due to mortgage banking income which increased $598,000, the vast majority of which was generated by CRM.

         Gains (losses) on sales of securities reflected a net loss of $298,000 in 2003. This is the result of the $322,000 pretax charge to income recognized in connection with the write-down of called securities in the investment portfolio for the Bank of Ridgeway, discussed above.


Non-Interest Expense

         Approximately $574,000 or 39% of the $1,473,000 increase in non-interest expense was accounted for by the Bank of Ridgeway acquisition. The remaining increase was due to volume increases at Community Resource Mortgage, which has a commission based compensation system, and normal increases at the other banks.


Income Taxes

         Income tax expense for the 2003 quarter increased $37,000 or 5.4% over the 2002 quarter.


CHANGES IN FINANCIAL POSITION

Investment portfolio

         The investment portfolio is comprised of available for sale securities. CBI and its banks usually purchase short-term issues (ten years or less) of U. S Treasury and U. S. Government agency securities for investment purposes. At June 30, 2003 the available for sale portfolio totaled $52,791,000 compared to $53,066,000 at December 31, 2002, a decrease of 0.5% or $275,000. The following chart summarizes the aggregate investment portfolios at June 30, 2003 and December 31, 2002.

                                                            June 30, 2003
                                                            -------------
                                                     Amortized            Fair
Available for sale                                     Cost               Value
                                                       ----               -----
(Dollar amounts in thousands)
U.S. Government and federal agencies .............    $39,421           $39,648
State and local governments ......................      8,106             8,828
Mortgage backed securities .......................      2,610             2,619
Other equity securities ..........................      1,696             1,696
                                                      -------           -------
Total ............................................    $51,833           $52,791
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
                                                      =======           =======



Loan portfolio

         The loan portfolio is primarily consumer, and small and medium size business oriented. At June 30, 2003 the loan portfolio was $318,217,000 compared to $306,484,000 at December 31, 2002, a 3.8% or $11,733,000 increase. This increase was attributable to normal growth of the banks in a low interest rate environment. The following chart summarizes the loan portfolio at June 30, 2003 and December 31, 2002.

                                             June 30, 2003     Dec. 31, 2002
                                             -------------     -------------
                                            (Dollar amounts in thousands)
Commercial ................................     $80,045           $78,210
Real estate ...............................     200,570           191,844
Loans to individuals ......................      37,602            36,430
                                               --------          --------
Total .....................................    $318,217          $306,484
                                               ========          ========


Loans held for sale

         The above loan portfolio table does not include loans held for sale. Loans held for sale are loans originated by CBI's banks or mortgage company for sale to others and are held pending completion of the sale. The vast majority of such loans are originated by Community Resource Mortgage and are one-to-four family residential mortgage loans. At June 30, 2003 loans held for sale totaled $26,657,000 compared to $24,664,000 at December 31, 2002, an 8.1% or $1,993,000
increase. The amount of loans held for sale is subject to significant fluctuation depending on current conditions.

Past Due and Non-Performing Assets

         CBI closely monitors past due loans and loans that are in non-accrual status and other real estate owned. Below is a summary of past due and non-performing assets at June 30, 2003 and December 31, 2002.

                                                  June 30, 2003    Dec. 31, 2002
                                                  -------------    -------------
                                                   (Dollar amounts in thousands)
Past due 90 days + and still accruing loans ....... $  548             $1,740
Non-accrual loans ................................. $2,300             $  796
Impaired loans (included in nonaccrual) ........... $2,300             $  796
Other real estate owned ........................... $  236             $  219

         The amount of non-accruing loans at June 30, 2003 is mostly attributable to one loan, in the approximate amount of $1.3 million. The loan involves principals who are having a legal dispute with one another. Management believes that CBI's collateral position is sufficient so that no loss is expected.

         Management considers the past due and non-accrual amounts at June 30, 2003 to be reasonable in relation to the size of the portfolio and manageable in the normal course of business.

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

         Based on the current levels of non-performing and other problem loans, management believes that loan charge-offs in 2003 will be less than the 2002 levels as such loans progress through the collection, foreclosure, and repossession process. Management believes that the allowance for loan losses, as of June 30, 2003, is sufficient to absorb the inherent losses that remain in the loan portfolio. Management will continue to closely monitor the levels of non-performing and potential problem loans and address the weaknesses in these credits to enhance the amount of ultimate collection or recovery of these assets. Management considers the levels and trends in non-performing and past due loans in determining how the provision for loan losses is adjusted.

         The aggregate allowance for loan losses of the banks and the mortgage company and the aggregate activity with respect to the allowance are summarized in the following table.

                                                                       Six months ended          Year ended         Six months ended
(Dollar amounts in thousands)                                            June 30, 2003          Dec. 31, 2002        June 30, 2002
                                                                         -------------          -------------        -------------
Allowance at beginning of period ...........................               $ 3,572                 $ 3,274                 $ 2,830
Provision expense ..........................................                   543                   1,033                     358
Net charge offs ............................................                  (193)                   (734)                   (328)
                                                                           -------                 -------                 -------
Allowance at end of period .................................               $ 3,922                 $ 3,573                 $ 2,860
                                                                           =======                 =======                 =======
Allowance / outstanding loans ..............................                  1.23%                   1.17%                   1.17%


Intangible assets

         CBI adopted FASB No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. As of June 30, 2003 intangible assets totaled $7,773,000, compared to $7,896,000 at December 31, 2002, a decrease of $123,000. The decrease represented amortization of the core deposit intangible acquired in conjunction with the Bank of Ridgeway acquisition.

Deposits

         Deposits at June 30, 2003 were $18,750,000 or 5.6%, higher than at December 31, 2002. This increase was the result of normal business growth for the banks.

         Time deposits greater than $100,000 at June 30, 2003 were $1,256,000 or 1.8% greater than December 31, 2002.

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

         As of June 30, 2003 the loan to deposit ratio was 89.4% compared to 90.9% at December 31, 2002 and 93.9% at June 30, 2002. The Ridgeway acquisition in July 2002 provided a significant amount of additional liquidity to the company as a whole, which has been used in meeting the overall demand for loans since the acquisition.

         In the opinion of management, CBI's current and projected liquidity position are adequate.

Capital resources

         As summarized in the table below, CBI maintains a strong capital position.

                                                                                                                    Minimum required
                                                                                                                       for capital
                                                                                    June 30, 2003    Dec. 31, 2002      adequacy
                                                                                    -------------    -------------      --------
Tier 1 capital to average total assets ...............................                 8.67%              8.29%           4.00%
Tier 1 capital to risk weighted assets ...............................                11.85%             11.56%           4.00%
Total capital to risk weighted assets ................................                13.00%             12.70%           8.00%

         In the opinion of management, the Company's current and projected capital positions are adequate. In each case the ratios exceed by a substantial margin the regulatory requirement for being considered well capitalized.

Dividends

         CBI declared and paid a quarterly cash dividend of nine cents per share during the second quarter of 2003 bringing the total dividends paid for the year to eighteen cents per share. The total amount of these dividends was $775,000.

Accounting and Reporting Changes

         In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative contracts embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material effect on financial condition or operating results of the Company.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the financial condition or operating results of the Company.

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

         At June 30, 2003, the following financial instruments were outstanding whose contract amounts represent credit risk:
                                                                     Contract
                                                                      Amounts
                                                                      -------
                                                                   June 30, 2003
                                                                   -------------


Commitments to grant loans .........................................  $19,979
Unfunded commitments under lines of credit .........................   17,113
Standby letters of credit ..........................................    4,176

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

         CBI's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. According to the model as of June 30, 2003, CBI is positioned so that net interest income would increase $441,000 and net income would increase $293,000 in the next twelve months if interest rates rose 100 basis points. Conversely, net interest income would decline $441,000 and net income would decline $293,000 in the next twelve months if interest rates declined 100 basis points. In the current interest rate environment, it is unlikely that there will be any large rate decreases in the immediate future. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions CBI and its customers could undertake in response to changes in interest rates.

         As of June 30, 2003 there was no significant change in the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2002. The foregoing disclosures related to the market risk of CBI should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2002 Annual Report on Form 10-K.



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

CBI held an Annual Meeting of Shareholders on May 19, 2003.

The following persons were elected to the Board for terms of three years:

E. J Ayers, Jr., Alvis J. Bynum, J. Otto Warren, Jesse A. Nance, and J. V. Nicholson. The following person was elected to the Board for a term of two years: Thomas B. Edmunds. The following person was elected to the Board for a term of one year: William A. Harwell.

The vote tally was as follows:

                                  Total number    Voting for        Voting       Abstaining     Present at
                                   of shares      ----------    against or to    ----------    meeting and
                                  eligible to                      withhold                     not voting
                                      vote                        authority                    -----------
                                      ----                        ---------
Election of directors
     E. J Ayers, Jr.,            4,305,614       3,054,590          2,880              0              0
     Alvis J. Bynum              4,305,614       3,056,690            780              0              0
     J. Otto Warren              4,305,614       3,054,590          2,880              0              0
     Jesse A. Nance              4,305,614       3,054,590          2,880              0              0
     J. V. Nicholson             4,305,614       3,056,690            780              0              0
     Thomas B. Edmunds           4,305,614       3,056,340          1,130              0              0
     William A. Harwell          4,305,614       3,054,590          2,880              0              0

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

None


b) Reports on Form 8-K. Form 8-K filed April 28, 2003, pursuant to Item 9 of that Form with respect to the information provided pursuant to Item 12 of that Form.


Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    DATED: August 13, 2003

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



Date: August 13, 2003                  s/E. J. Ayers, Jr.
                                       -----------------------------------
                                       E. J. Ayers, Jr.

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



Date: August 13, 2003                       s/William W. Traynham
                                            -----------------------------------
                                            William W. Traynham
                                            President and CFO