Form 10-Q
period 2003-09-30
COMMUNITY BANKSHARES INC /SC/
filed 2003-11-12
CIK 894508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2003  Commission File No. 000-22054


                           COMMUNITY BANKSHARES, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         South Carolina                                   57-0966962
---------------------------                      ---------------------------
  (State or other jurisdiction of             (IRS Employer Identification No.)
  incorporation or organization)


                              791 Broughton Street
                        Orangeburg, South Carolina 29115
--------------------------------------------------------------------------------
               (Address of principal executive offices, zip code)


                                 (803) 535-1060
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

         Yes   [ ]   No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, no par or stated value, 4,321,941 shares outstanding on November 1, 2003.

                           COMMUNITY BANKSHARES, INC.

                                    FORM 10-Q

                                      Index

                                                                                                                     Page
PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheet .......................................................................     3
                  Consolidated Statement of Income .................................................................     4
                  Consolidated Statement of Changes in Shareholders' Equity ........................................     5
                  Consolidated Statement of Cash Flows .............................................................     6
                  Notes to Unaudited Consolidated Financial Statements .............................................     7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations ............     9
Item 3.           Quantitative and Qualitative Disclosures About Market Risk .......................................    17
Item 4.           Controls and Procedures ..........................................................................    18

PART II -         OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K .................................................................    18

SIGNATURES .........................................................................................................    19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheet

                                                                                                      (Unaudited)
                                                                                                      September 30,     December 31,
                                                                                                          2003               2002
                                                                                                          ----               ----
                                                                                                           (Dollars in thousands)
Assets
     Cash and due from banks .................................................................         $  16,381          $  14,738
     Federal funds sold ......................................................................            27,714             23,831
                                                                                                       ---------          ---------
            Total cash and cash equivalents ..................................................            44,095             38,569
     Interest bearing deposits in other banks ................................................             1,371                511
     Securities available-for-sale ...........................................................            54,329             53,066
     Loans held for sale .....................................................................            21,983             24,664
     Loans ...................................................................................           323,992            306,484
         Less, allowance for loan losses .....................................................            (4,030)            (3,573)
                                                                                                       ---------          ---------
            Net loans ........................................................................           319,962            302,911
     Premises and equipment - net ............................................................             7,109              6,376
     Accrued interest receivable .............................................................             2,057              2,131
     Intangible assets .......................................................................             7,712              7,896
     Other assets ............................................................................             1,868              1,196
                                                                                                       ---------          ---------

            Total assets .....................................................................         $ 460,486          $ 437,320
                                                                                                       =========          =========

Liabilities
     Deposits
         Non-interest bearing ................................................................         $  54,462          $  47,128
         Interest bearing ....................................................................           301,071            289,934
                                                                                                       ---------          ---------
            Total deposits ...................................................................           355,533            337,062
     Federal funds purchased and securities
         sold under agreements to repurchase .................................................            16,161             16,302
     Federal Home Loan Bank advances .........................................................            20,140             20,210
     Lines of credit payable .................................................................            19,026             18,249
     Accrued interest payable ................................................................               766                759
     Other liabilities .......................................................................             1,888              1,021
                                                                                                       ---------          ---------
            Total liabilities ................................................................           413,514            393,603
                                                                                                       ---------          ---------

Shareholders' equity
     Common stock - no par value; 12,000,000 shares authorized; issued and outstanding - 4,318,393 for 2003 and
         4,304,384 for 2002 ..................................................................            29,250             29,090
     Retained earnings .......................................................................            17,704             14,529
     Accumulated other comprehensive income ..................................................                18                 98
                                                                                                       ---------          ---------
            Total shareholders' equity .......................................................            46,972             43,717
                                                                                                       ---------          ---------

            Total liabilities and shareholders' equity .......................................         $ 460,486          $ 437,320
                                                                                                       =========          =========


See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statement of Income

                                                                                               (Unaudited)
                                                                                        Period Ended September 30,
                                                                                        --------------------------
                                                                              Three Months                      Nine Months
                                                                              ------------                      -----------
                                                                         2003             2002              2003             2002
                                                                         ----             ----              ----             ----
                                                                                   (Dollars in thousands, except per share)
Interest and dividend income
     Loans, including fees ....................................         $  5,698         $  5,563         $ 16,789          $ 14,505
     Interest bearing deposits in other banks .................                5                8               14                18
     Debt securities ..........................................              365              668            1,210             1,526
     Dividends ................................................               18               26               58                89
     Federal funds sold .......................................               69               87              218               254
                                                                        --------         --------         --------          --------
         Total interest and dividend income ...................            6,155            6,352           18,289            16,392
                                                                        --------         --------         --------          --------

Interest expense
     Time deposits $100M and over .............................              382              496            1,221             1,410
     Other deposits ...........................................              993            1,254            3,191             3,460
                                                                        --------         --------         --------          --------
         Total deposits .......................................            1,375            1,750            4,412             4,870
     Federal funds purchased and securities
       sold under agreements to repurchase ....................               28               31              103                75
     Other borrowed funds .....................................              491              384            1,340             1,090
                                                                        --------         --------         --------          --------
         Total interest expense ...............................            1,894            2,165            5,855             6,035
                                                                        --------         --------         --------          --------

Net interest income ...........................................            4,261            4,187           12,434            10,357
Provision for loan losses .....................................              232              239              775               597
                                                                        --------         --------         --------          --------
Net interest income after provision ...........................            4,029            3,948           11,659             9,760
                                                                        --------         --------         --------          --------

Noninterest income
     Service charges on deposit accounts ......................              893              761            2,514             1,843
     Securities gains (losses) ................................                -               15             (252)              119
     Mortgage brokerage income ................................            1,428              952            4,253             2,624
     Other ....................................................              202              189              639               492
                                                                        --------         --------         --------          --------
         Total noninterest income .............................            2,523            1,917            7,154             5,078
                                                                        --------         --------         --------          --------

Noninterest expenses
     Salaries and employee benefits ...........................            2,461            2,163            7,492             5,546
     Premises and equipment ...................................              464              393            1,270               998
     Other ....................................................            1,184              884            3,300             2,219
                                                                        --------         --------         --------          --------
         Total noninterest expenses ...........................            4,109            3,440           12,062             8,763
                                                                        --------         --------         --------          --------

Income before income taxes ....................................            2,443            2,425            6,751             6,075
Income tax expense ............................................              871              825            2,413             2,139
                                                                        --------         --------         --------          --------
Net income ....................................................         $  1,572         $  1,600         $  4,338          $  3,936
                                                                        ========         ========         ========          ========

Per share
     Net income ...............................................         $   0.36         $   0.37         $   1.00          $   1.13
     Net income, assuming dilution ............................             0.35             0.36             0.98              1.09
     Cash dividends declared ..................................             0.09             0.08             0.27              0.24



See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statement of Changes in Shareholders' Equity

                                                                       (Unaudited)

                                                                       Common Stock
                                                                       ------------                                 Accumulated
                                                                 Number of                  Retained    Other Comprehensive
                                                                 Shares          Amount     Earnings         Income         Total
                                                                 ------          ------     --------         ------         -----
                                                                                      (Dollars in thousands)

Balance, January 1, 2002 ..................................     3,299,674     $  17,208     $  10,346      $      (7)     $  27,547
                                                                                                                          ---------
Comprehensive income:
    Net income ............................................             -             -         3,936              -          3,936
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income
      taxes of $168 .......................................             -             -             -            328            328
    Reclassification adjustment for losses (gains)
      realized in income, net of
      income taxes of $40 .................................             -             -             -            (79)           (79)
                                                                                                                          ---------
      Total other comprehensive income ....................             -             -             -              -            249
                                                                                                                          ---------
        Total comprehensive income ........................             -             -             -              -          4,185
                                                                                                                          ---------
Exercise of stock options .................................         4,710            40             -              -             40
Common stock issued in purchase of
      Ridgeway Bankshares, Inc., net of
        related expenses of $178 ..........................     1,000,000        11,842             -              -         11,842
Cash dividends declared - $.24 per share ..................             -             -          (873)             -           (873)
                                                                ---------     ---------     ---------      ---------      ---------
Balance, September 30, 2002 ...............................     4,304,384     $  29,090     $  13,409      $     242      $  42,741
                                                                =========     =========     =========      =========      =========


Balance, January 1, 2003 ..................................     4,304,384     $  29,090     $  14,529      $      98      $  43,717
                                                                                                                          ---------
Comprehensive income:
    Net income ............................................             -             -         4,338              -          4,338
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income
      taxes of $136 .......................................             -             -             -           (242)          (242)
    Reclassification adjustment for losses (gains)
      realized in income, net of
      income taxes of $90 .................................             -             -             -            162            162
                                                                                                                          ---------
      Total other comprehensive income ....................             -             -             -              -            (80)
                                                                                                                          ---------
        Total comprehensive income ........................             -             -             -              -          4,258
                                                                                                                          ---------
Exercise of stock options .................................        14,009           160             -              -            160
Cash dividends declared - $.27 per share ..................             -             -        (1,163)             -         (1,163)
                                                                ---------     ---------     ---------      ---------      ---------
Balance, September 30, 2003 ...............................     4,318,393     $  29,250     $  17,704      $      18      $  46,972
                                                                =========     =========     =========      =========      =========










See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statement of Cash Flows

                                                                                                                (Unaudited)
                                                                                                     Nine Months Ended September 30,
                                                                                                     -------------------------------
                                                                                                         2003                 2002
                                                                                                         ----                 ----
                                                                                                          (Dollars in thousands)
Cash flows from operating activities
     Net income ..................................................................................   $   4,338            $   3,936
     Adjustments to reconcile net income to net cash provided by operating activities
            Depreciation and amortization ........................................................         550                  427
            Amortization of intangibles ..........................................................         184                   62
            Net amortization (accretion) of securities ...........................................         620                    -
            Provision for loan losses ............................................................         775                  597
            Net realized gains on sales of securities available-for-sale .........................         (73)                (119)
            Net realized losses on other dispositions of securities available-for-sale ...........         325                    -
            Net loss realized on disposition of equipment ........................................           5                    -
            Net gain realized on sale of other real estate .......................................          (9)                   -
            Proceeds from sales of loans held for sale ...........................................     250,564              125,639
            Originations of loans held for sale ..................................................    (247,883)            (130,941)
            (Increase) decrease in interest receivable ...........................................          74                 (522)
            Net (increase) decrease in other assets ..............................................        (387)               1,039
            Increase (decrease) in interest payable ..............................................           7                  (12)
            Net increase in other liabilities ....................................................         867                  428
                                                                                                     ---------            ---------
                Net cash provided by operating activities ........................................       9,957                  534
                                                                                                     ---------            ---------
Cash flows from investing activities
     Net (increase) decrease in interest bearing deposits in other banks .........................        (860)               1,737
     Purchases of available-for-sale securities ..................................................     (54,973)             (71,148)
     Maturities, calls and paydowns of available-for-sale securities .............................      49,817               35,350
     Proceeds from sales of available-for-sale securities ........................................       2,895               20,543
     Net increase in loans made to customers .....................................................     (18,179)             (70,076)
     Net cash acquired in purchase method acquisition ............................................           -                4,922
     Proceeds from sales of other real estate owned ..............................................         123                    -
     Purchases of premises and equipment .........................................................      (1,288)              (1,674)
                                                                                                     ---------            ---------
                Net cash used by investing activities ............................................     (22,465)             (80,346)
                                                                                                     ---------            ---------
Cash flows from financing activities
     Net increase in demand, savings and time deposits ...........................................      18,471               78,692
     Net (decrease) increase in short-term borrowings ............................................        (141)               5,838
     Net increase under lines of credit ..........................................................         777                2,472
     Repayment of Federal Home Loan Bank advances ................................................         (70)                 (70)
     Exercise of stock options ...................................................................         160                   40
     Expenses related to issuance of common stock ................................................           -                 (178)
     Cash dividends paid .........................................................................      (1,163)                (873)
                                                                                                     ---------            ---------
                Net cash provided by financing activities ........................................      18,034               85,921
                                                                                                     ---------            ---------
Increase in cash and cash equivalents ............................................................       5,526                6,109
Cash and cash equivalents, beginning of period ...................................................      38,569               25,649
                                                                                                     ---------            ---------
Cash and cash equivalents, end of period .........................................................   $  44,095            $  31,758
                                                                                                     =========            =========








See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Accounting Principles - A summary of significant accounting policies is included in Community Bankshares, Inc.'s (the "Company" or "CBI") Annual Report for the year ended December 31, 2002 on Form 10-K filed with the Securities and Exchange Commission. Certain amounts in the 2002 financial statements have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported shareholders' equity or net income.

Management Opinion - In the opinion of management, the accompanying unaudited consolidated financial statements of Community Bankshares, Inc. reflect all adjustments necessary for a fair presentation of the results of the periods presented. Such adjustments were of a normal, recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the Annual Report for the year ended December 31, 2002 on Form 10-K filed with the Securities and Exchange Commission.

Supplemental Statement of Cash Flows Information - Supplemental information for the consolidated statement of cash flows is as follows:

                                                                                                              (Unaudited)
                                                                                                     Nine Months Ended September 30,
                                                                                                          2003                 2002
                                                                                                          ----                 ----
                                                                                                          (Dollars in thousands)
Supplemental Disclosures of Cash Flow Information
     Cash payments for interest ............................................................             $ 5,849             $ 6,047
                                                                                                         =======             =======
     Cash payments for income taxes ........................................................             $ 2,120             $ 2,260
                                                                                                         =======             =======
Non-Cash Investing Activities
     Transfers of loans receivable to other real estate ....................................             $   353             $     -
                                                                                                         =======             =======
     Common stock issued in purchase of Ridgeway Bankshares, Inc. ..........................             $     -             $12,020
                                                                                                         =======             =======

Nonperforming Loans - As of September 30, 2003, there were $2,214,000 in nonaccrual loans and $770,000 in loans 90 or more days past due and still accruing interest.

Earnings Per Share - Basic earnings per share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing applicable net income by the weighted average number of shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. Net income per share and net income per share, assuming dilution, were computed as follows:

                                                                                                 (Unaudited)
                                                                                        Period Ended September 30,
                                                                                        --------------------------
                                                                          Three Months                            Nine Months
                                                                          ------------                            -----------
                                                                     2003               2002               2003              2002
                                                                     ----               ----               ----              ----
                                                                           (Dollars in thousands, except per share amounts)
Net income per share, basic
  Numerator - net income ...............................         $    1,572         $    1,600         $    4,338         $    3,936
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          4,315,482          4,309,094          4,309,673          3,487,790
                                                                 ==========         ==========         ==========         ==========

      Net income per share, basic ......................         $      .36         $      .37         $     1.00         $     1.13
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution
  Numerator - net income ...............................         $    1,572         $    1,600         $    4,338         $    3,936
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          4,315,482          4,309,094          4,309,673          3,487,790
    Effect of dilutive stock options ...................            113,966            111,593            113,966            111,593
                                                                 ----------         ----------         ----------         ----------
               Total shares ............................          4,429,448          4,420,687          4,423,639          3,599,383
                                                                 ==========         ==========         ==========         ==========

      Net income per share, assuming dilution ..........         $      .35         $      .36         $      .98         $     1.09
                                                                 ==========         ==========         ==========         ==========

Stock-Based Compensation - The Company has elected to continue using the methodology of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," to account for compensation expenses related to stock-based compensation. Options issued under the Company's plans have no intrinsic value at the grant date and no compensation cost is recognized for them in accordance with APB No. 25. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires entities to provide proforma disclosures of net income, and earnings per share, as if the fair value based method accounting promulgated by that standard had been applied. While the Company has adopted the disclosure provisions of SFAS No. 123, as amended, there are no current intentions to adopt the fair value recognition provisions of that Statement.

Options issued by the Company generally vest immediately, but no options were issued during the 2003 or 2002 nine-month periods. Consequently, no compensation costs as computed under the SFAS No. 123 fair-value method were incurred in either 2003 or 2002, and no such costs have been carried forward from prior years. Therefore, the proforma disclosures otherwise required by SFAS No. 123 are not applicable in the 2003 and 2002 periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. Community Bankshares, Inc.'s ("CBI" or "the Company") expectations, beliefs and projections are expressed in good faith and are believed by CBI to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in CBI's records and other data available from third parties, but there can be no assurance that management's beliefs, expectations or projections will result or be achieved or accomplished. CBI cautions readers that forward looking statements, including without limitation, those relating to CBI's recent and continuing expansion, its future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, and allowance for loan losses are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in CBI's reports filed with the Securities and Exchange Commission.

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

         CBI is a holding company for four community banks and a mortgage company and, as a financial institution, believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the sections "Allowance for Loan Losses" and "Provision for Loan Losses" in the Annual Report on Form 10-K for 2002 for a detailed description of CBI's estimation process and methodology related to the allowance for loan losses.

RESULTS OF OPERATIONS

Earnings Performance

Three Months Ended September 30, 2003 and 2002

         For the quarter ended September 30, 2003, CBI earned consolidated net income of $1,572,000, compared with $1,600,000 for the comparable period of 2002, a decrease of $28,000, or 1.8%. Basic earnings per share was $.36 in the 2003 quarter compared with $.37 for the 2002 quarter. Diluted earnings per share was $.35 for the 2003 quarter compared with $.36 for the 2002 quarter. With the exception that the results of operations for both the 2003 and 2002 third quarters include the effects of the acquisition of Ridgeway Bankshares, Inc. on July 1, 2002, the changes in the items comprising net income, which are discussed below, resulted from essentially the same factors discussed below regarding the results of operations for the nine months ended September 30, 2003.

                                                                        Summary Income Statement (Dollars in thousands)
                                                                        -----------------------------------------------
                                                                                                         Dollar           Percentage
For the Three Months Ended September 30,                            2003               2002              Change             Change
                                                                    ----               ----              ------             ------
Interest income ....................................              $6,155              $6,352              $ (197)            -3.1%
Interest expense ...................................               1,894               2,165                (271)           -12.5%
                                                                  ------              ------              ------
Net interest income ................................               4,261               4,187                  74              1.8%
Provision for loan losses ..........................                 232                 239                  (7)            -2.9%
Noninterest income .................................               2,523               1,917                 606             31.6%
Noninterest expense ................................               4,109               3,440                 669             19.4%
Income tax expense .................................                 871                 825                  46              5.6%
                                                                  ------              ------              ------
                Net income .........................              $1,572              $1,600              $  (28)            -1.8%
                                                                  ======              ======              ======

Nine Months Ended September 30, 2003 and 2002

         CBI's consolidated net income for the nine months ended September 30, 2003 was $4,388,000 in 2003, up 10.2% from $3,936,000 for the comparable 2002 period. However, basic earnings per share for the 2003 period was $1.00, down from $1.13 per basic share in 2002. Diluted earnings per share was $.98, down from the $1.09 amount for 2002. The decreases in both earnings per share measures were attributable primarily to the dilutive effects of the issuance of 1,000,000 additional shares of CBI common stock on July 1, 2002, in connection with the acquisition of Ridgeway Bancshares, Inc. ("Ridgeway"). For the nine months ended September 30, 2003, the annualized return on average total assets
(ROA) was 1.29% compared with 1.46% for the comparable period in 2002. The annualized return on average shareholders' equity (ROE) for the 2003 nine month period was 12.63% compared with 15.83% for the 2002 nine month period. The declines in both ROA and ROE are also primarily attributable to the Ridgeway acquisition because earnings have not yet increased in proportion to the volume of acquired assets and equity due to amortization of the related core deposit intangible asset, systems conversion, training and other related factors.

                                                                             Summary Income Statement (Dollars in thousands)
                                                                             -----------------------------------------------
                                                                                                           Dollar         Percentage
For the Nine Months Ended September 30,                             2003                2002               Change           Change
---------------------------------------                             ----                ----               ------           ------
Interest income .....................................             $18,289             $16,392             $ 1,897           11.6%
Interest expense ....................................               5,855               6,035                (180)          -3.0%
                                                                  -------             -------             -------
Net interest income .................................              12,434              10,357               2,077           20.1%
Provision for loan losses ...........................                 775                 597                 178           29.8%
Noninterest income ..................................               7,154               5,078               2,076           40.9%
Noninterest expense .................................              12,062               8,763               3,299           37.6%
Income tax expense ..................................               2,413               2,139                 274           12.8%
                                                                  -------             -------             -------
                Net income ..........................             $ 4,338             $ 3,936             $   402           10.2%
                                                                  =======             =======             =======

         CBI's net interest margin for the nine month 2003 period as compared with the 2002 period was negatively influenced by the decline in interest rates to historically low levels. During the twelve-month period ended September 30, 2003, the Federal Reserve Bank's Open Market Committee lowered key target interest rates on two occasions, resulting in total reductions of 75 basis points. Consequently, the prime rate, a key determinant of rates charged to the banking subsidiaries' most credit-worthy customers, as well as a factor considered in all loan-pricing decisions, was similarly reduced. As of September 30, 2003, approximately $133,527,000, or 41.2%, of the loan portfolio were variable rate loans directly indexed to movements in the prime rate. Similarly, in response to the Federal Reserve's rate reductions, other market rates of interest have declined. Securities issuers have taken advantage of these circumstances by redeeming securities that were issued with call provisions, and reissuing new securities at lower rates. CBI's banking subsidiaries have responded to the lower interest rates earned by reducing the rates offered for deposits. The reductions in rates paid on deposits have been generally in line with the lower interest rates being offered by CBI's competitors for deposit products in CBI's market areas. However, CBI's ability to influence its net interest margin by continuing to reduce the interest rates offered for deposits is expected to be limited since the average rate paid for interest bearing deposits during the 2003 nine-month period was just 1.97%.

         Throughout both the 2003 and 2002 periods, the historically low interest rate environment produced some significant positive effects on earnings because of the robust demand for both purchase-money residential mortgage loans and refinancing of existing residential mortgage loans. Such lending is conducted by CBI's banking subsidiaries and the mortgage brokerage subsidiary. The banks more often lend for their own portfolios and realize interest income over the lives of the loans, while the mortgage brokerage subsidiary generally originates loans for sale in the secondary market to realize origination fees and gains on such sales. The amount of income realized in the mortgage brokerage subsidiary is therefore influenced primarily by the number of loans that the company originates and sells. Changes in the market rates of interest affect the demand for home mortgage originations; therefore, the resulting amount of income from this activity can increase or decrease materially. If home mortgage interest rates rise significantly from recent historically low levels, income from mortgage originations will likely be reduced.

Net Interest Income

         Net interest income is the amount of interest income earned on interest earning assets (loans, securities, interest bearing deposits in other banks, and federal funds sold), less the interest expense incurred on interest bearing liabilities (interest bearing deposits and other borrowings), and is the principal source of CBI's earnings. Net interest income is affected by the level of interest rates, volume and mix of interest earning assets and interest bearing liabilities and the relative funding of these assets.

         Interest income decreased by $197,000, or 3.1%, in the 2003 third quarter compared with the same 2002 quarter. This occurred primarily as a result of lower amounts of interest income derived from investment securities and federal funds sold. As redemptions of securities occurred, as discussed above, the banks reinvested those proceeds generally into similar, but lower yielding, securities. However, those negative factors were partially offset by the positive effects of increasing the average amount of the higher-yielding loan portfolio in the 2003 period. Interest expense declined significantly in the 2003 quarter compared with the 2002 quarter. Decreases in market interest rates for deposit products and other borrowings have allowed CBI's subsidiaries to decrease significantly the rates offered for deposits and accepted for other borrowed funds.

         During the 2003 nine month period, interest income increased $1,897,000, or 11.6%. Total average interest earning assets for 2003 nine months period increased $85,518,000 or 25.4% over the same 2002 period. The July, 2002 Ridgeway acquisition accounted for about $54,697,000 or 64.0% of the increase. The Ridgeway acquisition accounts for the majority of the increases in the volumes of the individual earning assets categories. While the average yield on interest earning assets declined by 72 basis points (a basis point is .01%), interest income nevertheless increased because the effect of the higher volume of interest earning assets more than offset the effect of the reduced yields.

         Interest expense decreased $180,000, or 3.0% for the 2003 nine month period. Total average interest bearing liabilities for 2003 increased $67,115,000 or 23.6% over 2002. The Ridgeway acquisition contributed $44,730,000 or 66.6% of the increase. That acquisition also accounts for the majority of the increases in the volumes of individual categories of interest bearing liabilities. The decrease in interest expense occurred because the savings from the 61 basis point decrease in rates paid slightly exceeded the additional cost associated with the increased volume of interest bearing liabilities.

         For the nine month period of 2003, net interest income was $12,434,000, an increase of $2,077,000 or 20.1% over the 2002 period. Volume increases in interest earning assets, primarily resulting from the Ridgeway acquisition, account for 91% of this increase. The average interest rate spread (annualized average yield on interest earning assets less the average rate paid on interest bearing liabilities) declined only 11 basis points because the reduction in the average yield on interest earning assets was largely compensated for by the lower rates paid for interest bearing sources of funds. The net yield on interest earning assets (annualized net interest income divided by average interest earning assets) was 3.92%, a decrease of 19 basis points from the 2002 figure. The net yield was positively influenced by an $18,403,000 increase in the average amount of interest free funds supporting earning assets (total average interest earning assets less total average interest bearing liabilities) derived primarily from the Ridgeway acquisition. Such interest free funds are comprised primarily of non-interest bearing deposits and equity capital.

                           Community Bankshares, Inc.
                       Average Balances, Yields and Rates
                         Nine Months Ended September 30,

                                                                              2003                                2002
                                                               --------------------------------    ---------------------------------
                                                                            Interest                            Interest
                                                               Average      Income/     Yields/    Average       Income/     Yields/
                                                               Balances     Expense      Rates     Balances      Expense      Rates
                                                               --------     -------      -----     --------      -------      -----
                                                                                      (Dollars in thousands)
Assets
Interest earning deposits ...............................    $     903    $      14       2.07%   $   1,388    $      18       1.73%
Investment securities - taxable .........................       43,105        1,023       3.16%      43,507        1,504       4.61%
Investment securities - tax exempt ......................        9,068          245       3.60%       3,290          111       4.50%
Federal funds sold ......................................       26,754          218       1.09%      19,672          254       1.72%
Loans, including loans held for sale ....................      341,761       16,789       6.55%     268,216       14,505       7.21%
                                                             ---------    ---------               ---------    ---------
          Total interest earning assets .................      421,591       18,289       5.78%     336,073       16,392       6.50%
Cash and due from banks .................................       13,621                               13,569
Allowance for loan losses ...............................       (3,800)                              (3,085)
Premises and equipment ..................................        6,863                                5,830
Intangible assets .......................................        7,803                                3,172
Other assets ............................................        3,165                                3,374
                                                             ---------                            ---------
          Total assets ..................................    $ 449,243                            $ 358,933
                                                             =========                            =========

Liabilities and shareholders' equity
Interest bearing deposits
      Interest bearing transaction accounts .............    $  68,791    $     586       1.14%   $  52,748    $     668       1.69%
      Savings ...........................................       43,194          147       0.45%      41,270          230       0.74%
      Time deposits .....................................      186,540        3,679       2.63%     155,153        3,972       3.41%
                                                             ---------    ---------               ---------    ---------
          Total interest bearing deposits ...............      298,525        4,412       1.97%     249,171        4,870       2.61%
Federal funds purchased and securities
      sold under agreements to repurchase ...............       15,990          103       0.86%       6,127           75       1.63%
Lines of credit payable .................................       16,712          500       3.99%       8,895          249       3.73%
Federal Home Loan Bank advances .........................       20,349          840       5.50%      20,268          841       5.53%
                                                             ---------    ---------               ---------    ---------
          Total interest bearing liabilities ............      351,576        5,855       2.22%     284,461        6,035       2.83%
Noninterest bearing demand deposits .....................       49,930                               38,640
Other liabilities .......................................        1,955                                2,680
Shareholders' equity ....................................       45,782                               33,152
                                                             ---------                            ---------
Total liabilities and shareholders' equity ..............    $ 449,243                            $ 358,933
                                                             =========                            =========

Interest rate spread ....................................                                 3.56%                                3.67%
Net interest income and net yield
      on earning assets .................................                 $  12,434       3.92%                $  10,357       4.11%


Yields and rates are annualized.
Rate/volume amount has been allocated to "Rate" and "Volume" amounts on a prorata basis.

Provision and Allowance for Loan Losses

         The provision for loan losses for the third quarter of 2003 was relatively static at $232,000 as compared with $239,000 for the 2002 quarter. Since the Ridgeway acquisition occurred at the beginning of the third quarter of 2002, the quarters are more comparable than the pre-acquisition first half of 2002. During the 2003 third quarter, net loan charge-offs were $125,000 and the allowance for loan losses as a percentage of loans outstanding (excluding loans held for sale) grew slightly to 1.24% as compared with 1.23% at the end of the second quarter of 2003. Total non-performing loans (non-accrual and accruing past due 90 days and over) increased $136,000 during the third quarter of 2003.

         The provision for loan losses for the nine month 2003 period was $775,000, an increase of $178,000 or 29.8% over the comparable period of 2002. Net charge-offs in the 2003 period were $318,000, compared with $374,000 in the 2002 period. The allowance for loan losses stood at 1.24% of loans outstanding (excluding loans held for sale) compared with 1.17% at the end of 2002. Non-performing loans totaled $2,984,000 as of the end of the 2003 period compared with $2,536,000 as of the end of 2002, an increase of $448,000 or 17.7%. Of the amount of non-accrual loans, $1,463,000 or 66.1% was secured by commercial real estate, and $343,000 or 15.5% was secured by residential real estate. The coverage ratio (allowance for loan losses divided by non-performing loans) was 1.35 as of the end of the 2003 third quarter and was 1.41 at the end of 2002.

         Based on current levels of non-performing and other potential problem loans identified through the loan review process, including an evaluation of any available collateral, management believes that loan charge-offs in 2003 will be somewhat less than the amount experienced in 2002 as such loans progress through the collection, foreclosure, and repossession process. Management believes that the allowance for loan losses, as of September 30, 2003, is adequate to absorb the inherent losses that remain in the loan portfolio. Management will continue to closely monitor the levels of non-performing and potential problem loans and address the weaknesses in these credits to enhance the amount of ultimate collection or recovery of these assets. Management considers the levels and trends in non-performing and past due loans in determining how the provision and allowance for loan losses is estimated and adjusted.

         The activity in the allowance for loan losses is summarized in the following table:

                                                                   September 30, 2003        December 31, 2002    September 30, 2002
                                                                   ------------------        -----------------    ------------------
                                                                                           (Dollars in thousands)
Allowance at beginning of period ...........................             $   3,573               $   2,830               $   2,830
Provision for loan losses ..................................                   775                   1,033                     597
Allowance of purchased company .............................                     -                     444                     444
Net charge-offs ............................................                  (318)                   (734)                   (374)
                                                                         ---------               ---------               ---------
Allowance at end of period .................................             $   4,030               $   3,573               $   3,497
                                                                         =========               =========               =========
Allowance as a percentage
  of loans outstanding .....................................                  1.24%                   1.17%                   1.17%


Loans at end of period .....................................             $ 323,992               $ 306,484               $ 300,051
                                                                         =========               =========               =========


         Following is a summary of non-performing loans as of September 30, 2003 and December 31, 2002. There were no restructured loans during any of the periods listed below.

                                                                                      September 30, 2003           December 31, 2002
                                                                                      ------------------           -----------------
                                                                                                   (Dollars in thousands)
Nonperforming loans
  Past due 90 days or more and still accruing ....................................            $  770                   $1,740
  Nonaccrual loans ...............................................................             2,214                      796
                                                                                              ------                   ------
                Total ............................................................            $2,984                   $2,536
                                                                                              ======                   ======
Nonperforming loans as a percentage
  of loans outstanding ...........................................................              0.92%                    0.83%

Noninterest Income

         Non-interest income for the 2003 quarter increased $606,000, or 31.6%, over the 2002 quarter. The majority of the increase was attributable to mortgage brokerage income which increased $476,000, or 50.0%. Service charges on deposit accounts were up $132,000. There were no sales of securities in the 2003 quarter; however, sales of available-for-sale securities resulted in realized net gains of $15,000 in 2002.

         Non-interest income for the 2003 nine month period increased $2,076,000, or 40.9%, over 2002. Most of the increase was attributable to the $1,629,000 or 62.1% increase in mortgage brokerage income. Most of this increase was generated by origination fees and gains on sales realized in the mortgage brokerage subsidiary. The historically low interest rate environment resulted in a frenetic pace of home mortgage loan activity during the 2003 period. However, management does not expect this pace to continue indefinitely. Service charges on deposit accounts were up $671,000 or 36.4% due to the July, 2002 Ridgeway acquisition and to increased numbers of accounts and chargeable activity. Net losses on the sales and dispositions of securities were $252,000 in the 2003 period, compared with net gains of $119,000 in the 2003 period. Included in the 2003 net securities losses is a $322,000 second quarter write-off of unamortized premiums recorded on securities purchased in the Ridgeway acquisition. Many of those securities were called for early redemption by the issuers. Management believes that future amortization of the remaining Ridgeway acquisition premiums will not have a significant effect on earnings because very few of the remaining securities are subject to early redemption. Other noninterest income increased $147,000, or 29.9%, primarily due to the Ridgeway acquisition.

Noninterest Expenses

         Noninterest expenses increased $669,000, or 19.4%, for the third quarter of 2003 compared with the 2002 quarter. Salaries and employee benefits were up $298,000, or 13.8%, with approximately half of this increase attributable to the mortgage brokerage subsidiary's primarily commission-based compensation system. Commissions paid increased because of the higher volume of home mortgage loan originations and sales. Premises and equipment expenses increased $71,000, or 18.1%, primarily due to higher technology costs and relocation and expansion of the mortgage brokerage subsidiary's headquarters office in Columbia, South Carolina. Other noninterest expenses were up $300,000, or 33.9%, mainly due to increased costs of computer software and maintenance, implementation and promotion of imaging technology for customer statements and other uses, and higher costs of professional services and other expenses related to corporate governance and other required compliance with the Sarbanes-Oxley Act and its related regulations.

         During the first nine months of 2003, noninterest expenses increased $3,299,000, or 37.6%, as compared with the same 2002 period. Salaries and employee benefits were up $1,946,000, or 35.1%, with approximately $667,000 of this increase due to the July, 2002 Ridgeway acquisition, and $726,000 due to the mortgage brokerage subsidiary's largely commission-based compensation system and the higher volume of home mortgage originations and sales. Premises and equipment expenses were up $272,000, or 27.3%, due to the Ridgeway acquisition, higher technology costs, and the new headquarters office of the mortgage brokerage subsidiary. Other expenses were up $1,081,000, or 48.7%, due to the Ridgeway acquisition, increased costs of computer software and maintenance, implementation and promotion of imaging technology, and professional services and corporate governance.

Income Tax Expense

         Income tax expense increased $46,000 and $274,000 due to higher taxable income for the third quarter and nine months ended September 30, 2003, respectively. For the third quarter of 2003, the approximately 36% estimated effective tax rate was higher than the 34% rate estimated for the same period of 2002. The lower rate applied in 2002 was due to previously anticipated tax attributes of the Ridgeway acquisition. The average income tax rates applied to income before income taxes during 2003 and 2002 were approximately 36% and 35%, respectively.

LIQUIDITY

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in a timely and economical manner. The most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being the ability to attract deposits within CBI's market areas. Individual and commercial deposits are the primary source of funds for credit activities, along with long-term borrowings from the Federal Home Loan Bank of Atlanta. Cash and amounts due from banks and federal funds sold are CBI's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both loans and deposits. Securities available-for-sale are CBI's principal source of secondary asset liquidity. However, the availability of this source is limited by pledging commitments for public deposits and securities sold under agreements to repurchase, and is influenced by market conditions.

         Total deposits at September 30, 2003 were $355,533,000, an increase of $18,471,000 or 5.5% over the amount at December 31, 2002. As of September 30, 2003, the loan to deposit ratio was 91.1%, compared with 90.9% at December 31, 2002.

         Management believes CBI and its subsidiaries' liquidity sources are adequate to meet their current and projected operating needs.

CAPITAL RESOURCES

         CBI and its banking subsidiaries are subject to regulatory risk-based capital adequacy standards. Under these standards, bank holding companies and banks are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), federal bank regulatory authorities are required to implement prescribed "prompt corrective actions" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below certain levels, increasingly stringent regulatory corrective actions are mandated.

         The September 30, 2003 risk based capital ratios for CBI and its banking subsidiaries are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                                                             September 30, 2003
                                                                                             ------------------
                                                                               Tier 1           Total Capital          Leverage
                                                                               ------           -------------          --------

Community Bankshares, Inc. ...........................................         11.83%               12.99%               8.63%
Orangeburg National Bank .............................................         12.53%               13.79%               9.27%
Sumter National Bank .................................................          8.99%               10.21%               7.35%
Florence National Bank ...............................................          9.74%               10.90%               8.78%
Bank of Ridgeway .....................................................         14.18%               15.13%               7.92%
Minimum "well capitalized" requirement ...............................          6.00%               10.00%               5.00%
Minimum requirement ..................................................          4.00%                8.00%               4.00%


         As shown in the table above, each of the capital ratios exceed the regulatory requirement for being considered "well capitalized." In the opinion of management, the CBI and the banking subsidiaries' current and projected capital positions are adequate.

OFF-BALANCE-SHEET ACTIVITIES

         In the normal course of business, CBI engages in transactions that, in accordance with generally accepted accounting principles, are not recorded in the financial statements (generally commitments to extend credit) or are recorded in amounts that differ from their notional amounts (generally derivatives). These transactions involve elements of credit, interest rate and liquidity risk of varying degrees. Such transactions are used by CBI for general corporate purposes. As of September 30, 2003, CBI had no interests in non-consolidated special purpose entities (SPE's).

Commitments

         CBI's banking and mortgage brokerage subsidiaries are parties to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve varying degrees of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Exposure to credit loss is represented by the contractual, or notional, amounts of these commitments. The same credit policies are used in making commitments as for on-balance-sheet instruments.

The following table sets forth the contractual amounts of commitments which represent credit risk:

                                                            September 30, 2003
                                                            ------------------
                                                                (Dollars in
                                                                 thousands)
Loan commitments ..........................................         $37,174
Standby letters of credit .................................           4,093


         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include personal residences, accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

         Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support private borrowing arrangements. All letters of credit are short-term guarantees. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Generally, collateral supporting those commitments is held if deemed necessary. Since many of the standby letters of credit are expected to expire without being drawn upon, the total letter of credit amounts do not necessarily represent future cash requirements.

Derivative Financial Instruments

         In April, 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Among other requirements, this Statement provides that loan commitment contracts entered into or modified after June 30, 2003 that relate to the origination of mortgage loans that will be held for sale shall be accounted for as derivative instruments by the issuer of the loan commitment. CBI issues mortgage loan rate lock commitments to potential borrowers to facilitate its origination of home mortgage loans that are intended to be sold. Between the time that CBI issues its commitments and the time that the loans close and are sold, CBI is subject to variability in the selling prices related to those commitments due to changes in market rates of interest. However, CBI offsets this variability through the use of so-called "forward sales contracts" to investors in the secondary market. Under these arrangements, an investor agrees to purchase the closed loans at a predetermined price. CBI generally enters into such forward sales contracts at the same time that rate lock commitments are issued. These arrangements are designated as fair value hedges. These derivative financial instruments are carried in the balance sheet at estimated fair value and changes in the estimated fair values of these derivatives are recorded in the statement of income in net gains or losses on loans held for sale. Because CBI has effectively matched its forward sales contracts to investors and rate lock commitments to potential borrowers, no net gains or losses due to changes in market interest rates have been recorded in the statement of income.

         Derivative financial instruments are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. The following table includes the notional principal amounts of rate lock commitments and forward sales contracts as of September 30, 2003, and the estimated fair values of those financial instruments included in other assets and liabilities in the balance sheet as of that date.

                                                          September 30, 2003
                                                          ------------------
                                                                      Estimated
                                                                     Fair Value
                                                        Notional       Asset
                                                          Amount     (Liability)
                                                          ------     -----------
                                                        (Dollars in thousands)
Rate lock commitments to potential borrowers
  to originate mortgage loans to be
  held for sale .....................................    $26,031      $   195
Forward sales contracts with investors
  of mortgage loans to be held for sale .............     26,031         (195)



ACCOUNTING AND REPORTING CHANGES

         In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative contracts embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on the financial condition or operating results of CBI.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the financial condition or operating results of CBI.

         In January, 2003, the FASB issued its Interpretation No. 46 ("FIN No. 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," to address consolidation by business enterprises of variable interest entities ("VIEs") to which the usual consolidation criteria described in ARB No. 51, "Consolidated Financial Statements" do not apply because the VIEs have no ownership interest or otherwise are not subject to control through ownership voting interests. FIN No. 46 applies to VIEs created after January 1, 2003, and to VIEs in which an enterprise acquires an interest after that date. It applies to the Company as of the beginning of the first interim period beginning after June 15, 2003, and to VIEs in which the Company holds a variable interest that it acquired prior to February 1, 2003. CBI currently holds no interests in VIEs. The adoption of FIN No. 46 as of July 1, 2003 had no effect on CBI's financial position or results of operations.


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

         CBI's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. According to the model, as of September 30, 2003, CBI is positioned so that net interest income would increase $375,000 and net income would increase $273,000 in the next twelve months if interest rates rose 100 basis points. Conversely, net interest income would decline $375,000 and net income would decline $273,000 in the next twelve months if interest rates declined 100 basis points. In the current interest rate environment, it is unlikely that there will be any large rate decreases in the immediate future. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions CBI, its customers and the issuers of its investment securities could undertake in response to changes in interest rates.

         As of September 30, 2003, there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2002. The foregoing disclosures related to the market risk of CBI should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2002 Annual Report on Form 10-K.


Item 4.  Controls and Procedures

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this quarterly report, was adequate.

         No disclosure is required under 17 C.F.R. Section 229.308(c).


                           PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits              31.     Rule 13a-14(a)/15d-14(a) Certifications

                          32.     Section 1350 Certifications


b)   Reports on Form 8-K. Form 8-K filed August 7, 2003,  pursuant to Item 12 of that Form.

                          Form 8-K filed August 21, 2003,  pursuant to
                          Item 9 of that Form.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        DATED: November 11, 2003

COMMUNITY BANKSHARES, INC.

By:  s/  E. J. Ayers, Jr.,
    ------------------------------------------
         E. J. Ayers, Jr.,
         Chief Executive Officer

By:  s/  William W. Traynham
     ------------------------------------------
         William W. Traynham
         President and Chief Financial Officer
         (Principal Accounting Officer)