Form 10-K
period 2003-12-31
COMMUNITY BANKSHARES INC /SC/
filed 2004-03-30
CIK 894508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 2003        Commission File No. 000-22054

                           COMMUNITY BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)


         South Carolina                                          57-0966962
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


                   791 Broughton Street, Orangeburg, SC 29115
               (Address of principal executive offices, zip code)

        Registrant's telephone number, including area code (803) 535-1060

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
Common Stock, No Par Value                     American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act:) Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2003 was approximately $53,081,000.

As of March 12, 2004, there were 4,336,112 shares of the registrant's common stock, no par value, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders - Part III

                             10-K TABLE OF CONTENTS

                                                           Part I                                        Page
Item 1          Description of Business ..............................................................     3
Item 2          Description of Property ..............................................................    10
Item 3          Legal Proceedings ....................................................................    10
Item 4          Submission of Matters to a Vote of Security Holders ..................................    10

                                     Part II
Item 5          Market for Registrant's Common Equity, Related Stockholder Matters and
                   Issuer Purchases of Securities ....................................................    11
Item 6          Selected Financial Data ..............................................................    12
Item 7          Management's Discussion and Analysis of Financial Condition and Results of
                   Operations ........................................................................    13
Item 7A         Quantitative and Qualitative Disclosures about Market Risk ...........................    31
Item 8          Financial Statements and Supplementary Data ..........................................    34
                Independent Auditor's Report .........................................................    35
                Consolidated Balance Sheets, December 31, 2003 and 2002 ..............................    36
                Consolidated Statements of Income,
                   Years Ended December 31, 2003, 2002 and 2001 ......................................    37
                Consolidated Statements of Changes in Shareholders' Equity,
                   Years Ended December 31, 2003, 2002 and 2001 ......................................    38
                Consolidated Statements of Cash Flows,
                   Years Ended December 31, 2003, 2002 and 2001 ......................................    39
                Notes to Consolidated Financial Statements ...........................................    40
                Quarterly Data for 2003 and 2002 .....................................................    67
Item 9          Changes In and Disagreements with Accountants
                   on Accounting and Financial Disclosure ............................................    67
Item 9A         Controls and Procedures ..............................................................    67

                                    Part III
Item 10         Directors and Executive Officers of the Registrant ...................................    *
Item 11         Executive Compensation ...............................................................    *
Item 12         Security Ownership of Certain Beneficial Owners and Management and
                   Related Stockholder Matters .......................................................    *
Item 13         Certain Relationships and Related Transactions .......................................    *
Item 14         Principal Accountant Fees and Services ...............................................    70

                                     Part IV
Item 15         Exhibits and Reports on Form 8-K .....................................................    71

* Incorporated by reference to Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders

                           FORWARD-LOOKING STATEMENTS

         Statements included in this report which are not historical in nature are intended to be, and are hereby identified as `forward-looking statements' for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use the of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Corporation's expectations, beliefs, estimates and projections are expressed in good faith and are believed by the Corporation to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Corporation's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs, estimates or projections will result or be achieved or accomplished. The Corporation cautions readers that forward-looking statements, including without limitation, those relating to the Corporation's recent and continuing expansion, its future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, and adequacy of the allowance for loan losses, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Corporation's reports filed with the Securities and Exchange Commission. The Corporation undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

Item 1.  Description of Business

Form of organization

         Community Bankshares, Inc. (CBI or the Corporation) is a South Carolina corporation and a bank holding company. CBI commenced operations on July 1, 1993, upon effectiveness of the acquisition of the Orangeburg National Bank as a wholly-owned subsidiary. In June 1996 CBI acquired all the stock of Sumter National Bank, which is also a wholly-owned subsidiary. In July 1998 CBI acquired all the stock of Florence National Bank, which is also a wholly-owned subsidiary. In July 2002 CBI acquired by merger Ridgeway Bancshares, Inc., the parent company of the Bank of Ridgeway.

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

         In November 2001, CBI acquired all the common stock of Resource Mortgage Inc., a Columbia, South Carolina based mortgage company. The mortgage company operates as a wholly-owned subsidiary of the holding company and is now named Community Resource Mortgage, Inc. (CRM).


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

         The Banks offer secured and unsecured, short-to-intermediate term loans, with floating and fixed interest rates for commercial and consumer purposes. Consumer loans include car loans, home equity improvement loans secured by first and second mortgages, personal expenditure loans, education loans, and the like. Commercial loans include short-term unsecured loans, short and intermediate term real estate mortgage loans, loans secured by listed stocks, loans secured by equipment, inventory, accounts receivable, and the like. The Banks do not and will not discriminate against any applicant for credit on the basis of race, color, creed, sex, age, marital status, familial status, handicap, or derivation of income from public assistance programs.

         Other services offered by the Banks include safe deposit boxes, night depository service, VISA and Master Card brand charge cards (through a correspondent), tax deposits, sale of U.S. Treasury bonds, notes and bills and other U. S. government securities (through a correspondent), twenty-four hour automated teller service, and Internet banking services. Each of the Banks has ATMs and they are all part of the Star and Cirrus networks.

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

         The market area for the Orangeburg bank generally encompasses an area extending nine miles around the city of Orangeburg. The market area for the Sumter bank generally encompasses the county of Sumter. The market area for the Florence bank generally encompasses the city of Florence. The market area for the Ridgeway bank generally encompasses Fairfield County (for the Ridgeway and Winnsboro offices) and the town of Blythewood in Richland County. In the conduct of certain banking business, the Banks also compete with credit unions, consumer finance companies, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Banks. Many of these competitors have substantially greater resources and lending limits than the Banks and offer certain services, such as international banking and trust services, which the Banks do not provide. The Banks believe, however, that their relatively small size permits them to offer more personalized services than many of their competitors. The Banks attempt to compensate for their lower lending limits by participating larger loans with other institutions, often with each other.

         Most of the other financial institutions in the Orangeburg, Sumter, Florence and most of the Ridgeway service areas are branch offices of large, regional banks with offices located throughout South Carolina. At June 30, 2003, there were five financial institutions competing with the Corporation in the city of Orangeburg, eight financial institutions competing with the Corporation in Sumter County, and 16 financial institutions competing with the Corporation in the city of Florence. At June 30, 2003, the Orangeburg bank had the second largest deposit base in the city of Orangeburg; the Sumter bank had the third largest deposit base in Sumter County; the Florence bank had the seventh largest deposit base in the city of Florence; and the Ridgeway bank had the largest deposit base in Fairfield County and half the deposits in the town of Blythewood.

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

         As discussed below under the caption "Gramm-Leach-Bliley Act", Congress has adopted extensive changes in the laws governing the financial services industry. Among the changes adopted are creation of the financial holding company, a new type of bank holding company with powers that greatly exceed those of standard holding companies, and creation of the financial subsidiary, a subsidiary that can be used by national banks to engage in many, though not all, of the same activities in which a financial holding company may engage. The legislation also establishes the concept of functional regulation whereby the various financial activities in which financial institutions engage are overseen by the regulator with the relevant regulatory experience. Neither CBI nor any of the Banks has yet made a decision as to how to adapt the new legislation to its use. Accordingly, the following discussion relates to the supervisory and regulatory provisions that apply to CBI and the Banks as they currently operate.

Regulation of Bank Holding Companies

General

         As a bank holding company registered under the Bank Holding Company Act ("BHCA"), CBI is subject to the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Under the BHCA, CBI's activities and those of its subsidiaries are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The BHCA prohibits CBI from acquiring direct or indirect control of more than 5% of the outstanding voting stock or substantially all of the assets of any bank or from merging or consolidating with another bank holding company without prior approval of the Federal Reserve. The BHCA also prohibits CBI from acquiring control of any bank operating outside the State of South Carolina unless such action is specifically authorized by the statutes of the state where the bank to be acquired is located.

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

         The FDIA also provides that amounts received from the liquidation or other resolution of any insured depository institution by any receiver must be distributed (after payment of secured claims) to pay the deposit liabilities of the institution prior to payment of any other general or unsecured senior liability, subordinated liability, general creditor or stockholder. This provision gives depositors a preference over general and subordinated creditors and stockholders in the event a receiver is appointed to distribute the assets of the bank.

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

Capital Adequacy Guidelines for Bank Holding Companies and Banks

         The various federal bank regulators, including the Federal Reserve and the FDIC, have adopted risk-based and leverage capital adequacy guidelines assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance-sheet exposures, as adjusted for credit risks. The capital guidelines and CBI's capital position are summarized in Note 19 to the Financial Statements, contained elsewhere in this report. All four of the Banks are considered well capitalized.

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

         Each national banking association is required by federal law to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared by the board of directors of such bank in any year will exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, national banks can only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation). South Carolina banking regulations also restrict the amount of dividends that banks can pay shareholders. Any dividends by a South Carolina state bank that exceed the bank's total year-to-date earnings are subject to prior approval of the South Carolina Commissioner of Banking and are generally payable only from undivided profits. Payment of dividends by a state bank would also be prohibited if the effect would be to cause the Bank's capital to fall below applicable minimum capital requirements.

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

FDIC Insurance Assessments

         Because Orangeburg National Bank's, Sumter National Bank's, Florence National Bank's and the Bank of Ridgeway's deposits are insured by the Bank Insurance Fund of the FDIC ("BIF"), the Banks are subject to semiannual insurance assessments imposed by the FDIC. Since January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, legislation enacted in 1996 requires that both Savings Association Insurance Fund ("SAIF") insured and BIF insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions.

Regulation of the Banks

         Orangeburg National Bank, Sumter National Bank, and Florence National Bank are also subject to regulation and examination by the OCC bank examiners. The Bank of Ridgeway is subject to regulation and examination by FDIC and the State Board. In addition, the Banks are subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. The Banks' loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Banks are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Interstate Banking

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), CBI and any other adequately capitalized bank holding company located in South Carolina can acquire a bank located in any other state, and a bank holding company located outside South Carolina can acquire any South Carolina-based bank, in either case subject to certain deposit percentage and other restrictions. Riegle-Neal also provides that, in any state that has not previously elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies can consolidate their multistate bank operations into a single bank subsidiary and branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. South Carolina law was amended, effective July 1, 1996, to permit such interstate branching but not de novo branching by an out-of-state bank.

         The Riegle-Neal Act, together with legislation adopted in South Carolina, resulted in a number of South Carolina banks being acquired by large out-of-state bank holding companies. Size gives the larger banks certain advantages in competing for business from larger customers. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and the region. As a result, the Banks do not generally attempt to compete for the banking relationships of large corporations, but concentrate their efforts on small to medium-sized businesses and on individuals. CBI believes its Banks have competed effectively in this market segment by offering quality, personal service.

Legislative Proposals

         Legislation which could significantly affect the business of banking is introduced in Congress from time to time. CBI cannot predict the future course of such legislative proposals or their impact on CBI should they be adopted.

Gramm-Leach-Bliley Act

         The Gramm-Leach-Bliley Act, which makes it easier for affiliations between banks, securities firms and insurance companies to take place, became effective in March 2000. The Act removes Depression-era barriers that had separated banks and securities firms, and seeks to protect the privacy of consumers' financial information.

         Under provisions of the legislation and regulations adopted by the appropriate regulators, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a new type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature; (2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

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

         The Act and the regulations adopted pursuant to the Act create new opportunities for CBI to offer expanded services to customers in the future, though CBI has not yet determined what the nature of the expanded services might be or when CBI might find it feasible to offer them. The Act has increased competition from larger financial institutions that are currently more capable than CBI of taking advantage of the opportunity to provide a broader range of services. However, CBI continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

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

Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act was signed into law on July 30, 2002, and mandated extensive reforms and requirements for public companies. The SEC has adopted extensive new regulations pursuant to the requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act and the SEC's new regulations have increased the Corporation's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Corporation does not believe that it will be affected by Sarbanes-Oxley and the new SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

Employees

         At December 31, 2003 the Corporation employed 190 full time equivalent employees. Management believes that its employee relations are excellent.

Further Information

         Further information about the business of the Corporation and the Banks is set forth in this Form 10-K under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 2.  Description of Property

         The Orangeburg bank owns land located at 1820 Columbia Road NE, in Orangeburg, South Carolina, where the Orangeburg bank maintains its main office. The Bank operates from a one-story building of approximately 7,000 square feet. The Orangeburg bank also owns a building, which was previously a branch of the bank, at the corner of Broughton and Glover Streets in Orangeburg. The Orangeburg bank currently rents this facility to the Corporation for office space. In June 1999, the Bank moved into a branch facility located adjacent to the old building. This branch office is approximately 6,500 square feet.

         The Corporation's Sumter bank has fee simple title to land and a one-story 6,500 square foot building located at 683 Bultman Drive, in Sumter, South Carolina, where the Sumter bank maintains its main office. The Sumter bank opened a branch bank on West Liberty Street in Sumter in February 2002. The branch is a one-story building of approximately 3,600 square feet. The land, approximately one acre, is leased under a non-cancellable operating lease for an initial term of twenty years. The lease terms provide for four five-year renewal options after the initial term. The Sumter bank is responsible for property taxes and improvements.

         The Florence bank leases approximately 1.7 acres of land located at 2009 Hoffmeyer Road in Florence, South Carolina. This land is the site of the main office for the Florence bank. The lease is for an initial term of ten years and provides for two ten year renewals and a final two year renewal. The Florence bank is responsible for property taxes and improvements. The Corporation constructed a one-story building for the Florence bank of approximately 7,500 share feet on the leased site.

         The Ridgeway bank's main office is located in a two story building on a quarter acre site owned by the Bank at 100 S. Palmer St. in Ridgeway. The bank also owns a 1,590 square foot one story branch office on a .9 acre site at 115 McNulty St. in Blythewood, SC. The bank also owns a 1,900 square foot one story branch office on a one acre site at 610 West Moultrie St. in Winnsboro, SC.

         The mortgage company operates from leased offices located at 508 Hampton Street, Suite 201, Columbia, SC, 304 West Westmark, Sumter, SC, and 2406 North Main Street, Anderson, SC. The Columbia office is leased under the terms of a five year lease. At the end of that period, the lease will automatically renew on a month-to-month basis. The other offices are rented under month-to-month rental agreements.

         Information about future lease payments is included in Note 7 to the consolidated financial statements contained elsewhere in this report.

         The Corporation has acquired approximately three acres of land in the northeast area of the City of Orangeburg and will soon begin the construction of a corporate headquarters and operations center building on that property. It is anticipated that the new building will be completed in early 2005.

Item 3.  Legal Proceedings

         The Company, the Banks and the Mortgage Company are from time to time subject to legal proceedings in the ordinary course of their business. No proceedings were pending at December 31, 2003, that management believes are likely to have a material adverse effect on the Company or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted for a vote of the security holders during the fourth quarter of 2003.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

         The Corporation's shares of Common Stock are traded on the American Stock Exchange (the AMEX) under the ticker symbol SCB.

         The following table summarizes the range of high and low prices for the Corporation's Common Stock as reported on the American Stock Exchange for each quarterly period over the last two years.

                     Quarter Ended          High         Low
                     -------------          -----        ---
                        March 31, 2002     $ 14.75     $ 12.75
                         June 30, 2002     $ 17.75     $ 14.35
                    September 30, 2002     $ 17.50     $ 15.00
                     December 31, 2002     $ 16.75     $ 14.60
                        March 31, 2003     $ 17.09     $ 14.50
                         June 30, 2003     $ 16.45     $ 15.00
                    September 30, 2003     $ 18.85     $ 15.91
                     December 31, 2003     $ 19.40     $ 18.10

         During 2003, the Corporation had stock sales volume of 416,600 shares compared with 268,400 shares the prior year.

         There were 2,104 holders of record of the Corporation's Common Stock (no par value) as of December 31, 2003 compared with 2,087 the prior year.

         During 2003, The Corporation authorized and paid quarterly cash dividends totaling 36 cents per share. The total cost of these dividends was $1,554,000 or 27.6% of after tax profits. During 2002, the Corporation authorized and paid quarterly cash dividends totaling 32 cents per share. The total cost of these dividends was $1,218,000 or 22.6% of after tax profits. The dividend policy of the Corporation is subject to the discretion of the Board of Directors and depends upon a number of factors, including earnings, financial condition, cash needs and general business conditions, as well as applicable regulatory considerations. Subject to ongoing review of these circumstances, the Board expects to maintain a reasonable, safe, and sound dividend payment policy.

         The current source of dividends to be paid by the Corporation is the dividends received from its banking subsidiaries. Accordingly, the laws and regulations that govern the payment of dividends by national banking associations and state chartered banks may restrict the Corporation's ability to pay dividends. National banks may pay dividends only out of present and past earnings and state banks may only pay out of current earnings without regulatory approval. Both are subject to numerous limitations designed to ensure that the Banks have adequate capital to operate safely and soundly (See Item 1. Description of Business - Supervision and Regulation - Payment of Dividends). At December 31, 2003 the Banks could pay up to $9,902,000 in dividends without special approval of their regulators.

         The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

         The Corporation did not purchase any shares of its common stock during the fourth quarter of 2003.

Item 6.  Selected Financial Data

         The following is a summary of the consolidated financial position and results of operations of the Corporation for the years ended December 31, 1999 through December 31, 2003.

Community Bankshares, Inc. and Subsidiaries
(Dollars in thousands, except per share data)

                                                                              Years Ended December 31,
                                                                              ------------------------
                                                                                                                          Five Year
                                                                                                                          Compound
                                                    2003        2002 (1)       2001 (2)         2000        1999         Growth Rate
                                                    ----        --------       --------         ----        ----         -----------
INCOME STATEMENT DATA
Net interest income ......................      $ 16,708       $ 14,625       $ 10,940       $ 10,228       $  8,430       19.82%
Provision for loan losses ................         1,119          1,033            650            688            612       18.25%
Noninterest income .......................         9,125          7,194          3,584          1,966          1,479       53.96%
Noninterest expense ......................        15,932         12,465          7,810          6,552          6,066       25.55%
Net income ...............................         5,635          5,401          3,908          3,147          2,182       29.17%

PER COMMON SHARE (3)
Net income - basic .......................      $   1.31       $   1.42       $   1.21       $   0.99       $   0.68       20.30%
Net income - diluted .....................          1.27           1.38           1.20           0.98           0.68       20.02%
Cash dividends ...........................          0.36           0.32           0.28           0.22           0.19       19.14%
Book value ...............................         11.10          10.16           8.35           7.24           6.35       12.54%

BALANCE SHEET DATA (YEAR END)
Total assets .............................      $466,580       $437,320       $318,617       $273,323       $228,030       20.68%
Loans held for resale ....................         8,411         24,664         10,265            343            269       63.40%
Loans, net ...............................       327,900        302,911        237,340        192,996        155,422       22.88%
Deposits .................................       378,704        337,062        255,433        218,811        184,364       20.73%
Shareholders' equity .....................        48,070         43,717         27,547         23,139         20,245       19.58%(4)

FINANCIAL RATIOS
Return on average assets .................          1.25%          1.43%          1.36%          1.26%          1.06%
Return on average equity .................         12.17%         15.10%         15.58%         14.67%         11.12%
Net interest margin ......................          3.95%          4.14%          4.00%          4.34%          4.37%

OPERATIONS DATA
Banks' branch offices ....................             8              8              4              4              4
Mortgage loan offices ....................             3              3              3              -              -
Employees (full-time equivalent) .........           190            175            126             84             85

(1)  July, 2002 - Ridgeway Bancshares, Inc. acquired.
(2)  November, 2001 - Community Resource Mortgage, Inc. acquired
(3) Per share amounts have been retroactively adjusted to reflect a five percent stock dividend issued in 2000.
(4)  Includes growth from proceeds of issuances of stock

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

INTRODUCTION

         The discussion and data presented below analyze major factors and trends regarding the financial condition and results of operations of Community Bankshares Inc. and its subsidiaries for the three year period ended December
31, 2003. This information should be reviewed in conjunction with the consolidated financial statements and related notes contained elsewhere in this report.

Business of the Corporation

         Community Bankshares Inc. is a bank holding company. CBI owns four banking subsidiaries: Orangeburg National Bank, Sumter National Bank, Florence National Bank, and the Bank of Ridgeway (acquired in July 2002), and a mortgage company subsidiary, Community Resource Mortgage, Inc. (acquired in November
2001). CBI provides item and data processing and other technical services for its subsidiaries. The consolidated financial report for 2003 represents the operations of the holding company, its banks and the mortgage company on a consolidated basis. Condensed parent-only financial statements are presented in the notes to the consolidated financial statements.

         Orangeburg National Bank is a national banking association and commenced operations in November 1987. It operates two offices in Orangeburg, South Carolina. Sumter National Bank is a national banking association and commenced operations in June 1996. It operates two offices in Sumter, South Carolina. Florence National Bank is a national banking association and commenced operations in July 1998. It operates one office in Florence, South Carolina. The Bank of Ridgeway is a state chartered bank and operates from three offices, located in Ridgeway, Winnsboro and Blythewood, SC. The banks provide a variety of commercial banking services in their respective communities. Their primary customer markets are consumers and small to medium sized businesses.

         Community Resource Mortgage, Inc. is a South Carolina corporation that commenced business in 1996, and was acquired by the Corporation in 2001. It is a mortgage brokerage company that provides a variety of one to four family residential mortgage products, primarily for resale in the secondary market, from offices in Columbia, Sumter and Anderson, South Carolina.

EARNINGS PERFORMANCE

2003 compared with 2002

     Net  income for 2003 was substantially influenced by four major factors:
o interest rates were stable at historically low levels which put pressure on net interest margin but also resulted in extremely heavy volumes of initial financing and refinancing of residential real estate loans (refinancing activity diminished significantly in the fourth quarter) and continuing "call" activity by issuers of investment securities;
o the Corporation recorded twelve months of operations for Bank of Ridgeway, which was acquired in July of 2002;
o    the Sumter bank opened an additional branch office; and
o there were significant increases in noninterest income and expenses, primarily due to increased fee income in CRM and the recognition of the results of operations of the Ridgeway bank for a full year in 2003 compared with only half of a year in 2002.

         For the year ended December 31, 2003, the Corporation recorded net income of $5,635,000, an increase of $234,000, or 4.3%, over net income of $5,401,000 for 2002. Net income per share for 2003 was $1.31 compared with $1.42 for 2002. Diluted net income per share was $1.27 for 2003 and $1.38 for 2002. Return on average assets was 1.25% for 2003 compared with 1.43% for 2002. Return on average shareholders' equity was 12.17% for 2003 compared with 15.10% for 2002. Per share income amounts were affected negatively in 2003 by the anticipated dilutive effect of the inclusion for the entire year of the one million shares issued to acquire the Ridgeway bank. Such shares impacted the 2002 calculation of average shares outstanding for only one-half of the year. Similarly, the 2003 return statistics include the Ridgeway bank's average assets and average equity amounts for the full year in 2003, but only one-half year of such amounts were included in 2002.

         Net interest income increased significantly for 2003 despite a 19 basis point (one basis point equals one one-hundredth of one percent) decrease in the net interest margin. Increased volumes of loans and significantly reduced rates paid for interest bearing deposit liabilities offset, to a large extent, the effects of a 70 basis point reduction in the earning assets yield. CBI's short-term borrowings costs increased, however, due to the funding needs of CRM. Average short-term borrowings for 2003 were $10,314,000 more than the average amount for 2002 and the rate paid in 2003 was slightly higher than in 2002. Interest expense related to this funding source increased by $272,000 in 2003. The average rate paid for interest bearing deposits in 2003 decreased by 62 basis points from the 2002 rate and 2003 deposit interest expenses decreased by $831,000 to $5,687,000.

2002 compared with 2001

         In 2002, the Corporation's net income was enhanced by robust activity in the CRM subsidiary and the inclusion of the operating results of the Ridgeway bank for the last half of the year. Interest rates declined in the last half of 2001 and were at or near historic lows during 2002. This condition helped to increase home mortgage loan originations and refinancing activities. The Corporation's interest income increased slightly in 2002 from 2001. In 2002 the Corporation earned $22,744,000 in total interest income, up from the prior year's $21,201,000. This represented a $1,543,000 or 7.3% increase. This growth was the result of increased volumes of earning assets, which more than offset the reduction in yields.

         For the year ended December 31, 2002, the Corporation recorded net income of $5,401,000, an increase of $1,493,000, or 38.2%, over net income of $3,908,000 for 2001. Net income per share for 2002 was $1.42 compared with $1.21 for 2001. Per share net income, assuming dilution for unexercised stock options was $1.38 for 2002 and $1.20 for 2001. Return on average assets was 1.43% for 2002 compared with 1.36% for 2001. Return on average shareholders' equity was 15.10% for 2002 compared with 15.58% for 2001. Because the Ridgeway bank was acquired in a purchase method transaction in July 2002, the 2002 statistics include the Ridgeway bank's income, average assets and average equity amounts for only one-half year.

Comprehensive Income

         Comprehensive income for 2003, 2002 and 2001 was $5,595,000, $5,506,000, and $4,032,000, respectively. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Other elements of comprehensive income for the Corporation are correlated directly to the effects that changing market rates of interest have on the fair values of the Corporation's holdings of available-for-sale securities. The resulting changes in unrealized holding gains and losses on such securities are reported as a separate component of shareholders' equity. Those changes in fair value, net of income tax effects, are the only elements of comprehensive income.

Net Interest Income

         Net interest income, the difference between interest income earned and interest expense incurred, is the principal source of the Corporation's earnings. Net interest income is affected by changes in the levels of interest rates and by changes in the volume and mix of interest earning assets and interest bearing liabilities. During 2003 and 2002, market interest rates were generally stable. In 2001, however, market interest rates fell sharply throughout the year. During the three year period ended December 31, 2003, the Federal Reserve Board sought to provide stimulus to the U.S. economy by attaining and, then, maintaining interest rates at low levels. The effects of these actions on the Corporation were varied. The Corporation's overall funding costs decreased during the period, but there were similar decreases in the yields realized on loans and investments. The mortgage subsidiary was inundated with extremely large volumes of originations and refinancing activity, which strained its ability both to fund and to process those transactions until the volume diminished in the fourth quarter of 2003.

         Net interest income was $16,708,000,  $14,625,000,  and $10,940,000 for
2003, 2002, and 2001, respectively. The amounts of interest income increased in each of the past two years, and interest expense amounts decreased. Average earning assets and average interest bearing liabilities amounts increased steadily over those two years, also. However, a large percentage of the increase is attributable to the Ridgeway bank acquisition. Similarly, because the acquisition of CRM was effected in November of 2001, interest income for 2002 and 2003 include full year results from that company, while 2001 reflects its operations for only two months.

         The following table presents the average balance sheets, the average yield and the interest earned on earning assets, and the average rate and the interest expense on interest bearing liabilities for the years ended December 31, 2003, 2002, and 2001.

                                                                       Average Balances, Yields and Rates

                                                                               Years Ended December 31,
                                                 -----------------------------------------------------------------------------------
                                                              2003                       2002                          2001
                                                 ---------------------------- --------------------------  --------------------------
                                                            Interest                   Interest                     Interest
                                                  Average   Income/   Yields/  Average  Income/  Yields/  Average    Income/ Yields/
                                                 Balances   Expense   Rates   Balances Expense   Rates    Balances   Expense  Rates
                                                 --------   -------   -----   ----------------   -----    --------   -------  -----
                                                                               (Dollars in thousands)
Assets
Interest earning deposits ..................   $    990    $     19   1.92%   $  1,229 $    36   2.93%  $   4,044   $   161    3.98%
Investment securities - taxable ............     45,488       1,414   3.11%     43,980   1,970   4.48%     37,751     2,167    5.74%
Investment securities - tax exempt (1) .....      9,174         322   3.51%      4,888     217   4.44%        766        29    3.79%
Federal funds sold .........................     26,582         279   1.05%     21,364     347   1.62%     19,095       734    3.84%
Loans, including loans held-for-sale (2) ...    340,518      22,234   6.53%    281,907  20,174   7.16%    211,901    18,110    8.55%
                                               --------    --------           -------- -------          ---------   -------
          Total interest earning assets ....    422,752      24,268   5.74%    353,368  22,744   6.44%    273,557    21,201    7.75%
Cash and due from banks ....................     14,452                         14,222                      9,305
Allowance for loan losses ..................     (3,861)                        (3,201)                    (2,655)
Premises and equipment .....................      6,996                          6,011                      4,614
Intangible assets ..........................      7,772                          4,360                        149
Other assets ...............................      3,400                          3,350                      3,036
                                               --------                       --------                   --------
          Total assets .....................   $451,511                       $378,110                   $288,006
                                               ========                       ========                   ========

Liabilities and shareholders' equity
Interest bearing deposits
      Interest bearing transaction accounts    $ 44,481    $    193   0.43%   $ 41,101 $   285   0.69%  $  26,917   $   264    0.98%
      Savings ..............................     70,552         766   1.09%     55,790     905   1.62%     38,194     1,117    2.92%
      Time deposits ........................    186,502       4,728   2.54%    162,512   5,328   3.28%    136,938     7,494    5.47%
                                               --------    --------           -------- -------          ---------   -------
          Total interest bearing deposits ..    301,535       5,687   1.89%    259,403   6,518   2.51%    202,049     8,875    4.39%
Short-term borrowings ......................     29,026         750   2.58%     18,712     478   2.55%      7,533       237    3.15%
Long-term debt .............................     20,395       1,123   5.51%     20,254   1,123   5.54%     19,899     1,149    5.77%
                                               --------    --------           -------- -------          ---------   -------
          Total interest bearing liabilities    350,956       7,560   2.15%    298,369   8,119   2.72%    229,481    10,261    4.47%
Noninterest bearing demand deposits ........     52,047                         41,198                     31,643
Other liabilities ..........................      2,217                          2,783                      1,799
Shareholders' equity .......................     46,291                         35,760                     25,083
                                               --------                       --------                   --------
Total liabilities and shareholders' equity .   $451,511                       $378,110                   $288,006
                                               ========                       ========                   ========

Interest rate spread (3) ...................                           3.59%                     3.72%                         3.28%
Net interest income and net yield
      on earning assets (4) ................   $ 16,708                3.95%       $    14,625   4.14%              $10,940    4.00%

(1) Interest income on tax-exempt investment securities has not been calculated on a tax-equivalent basis.
(2) Nonaccruing loans are included in the average balances and income from such loans is recognized on a cash basis.
(3) Total interest earning assets yield less total interest bearing liabilities rate.
(4) Net yield equals net interest income divided by total interest earning assets.

         As shown in the table above, loan and other earning assets volumes are increasing significantly faster than are deposit liabilities volumes. Further, loans, the highest yielding category of earning assets, grew as a percentage of total average earning assets from 77.5% in 2001 to 79.8% in 2002 and to 80.5% in 2003. Average loans in 2003 were $340,518,000, an increase of $128,617,000, or
60.7%, over the 2001 average amount. Average earning assets in 2003 were $422,752,000, an increase of $149,195,000, or 54.5%, over the 2001 average amount. Average deposits for 2003, however, increased by only $119,890,000, or 51.3%, over the 2001 amount. The Corporation and its subsidiaries increasingly have made use of short-term borrowed funds in 2002 and 2003 to meet their funding needs. The funding needs of the mortgage banking subsidiary are particularly vulnerable to rapid fluctuations, and it is the primary cause of the increases in short-term borrowings shown in the table. It is notable, however that the amount of short-term borrowings as of the years ended December 31, 2003 and 2002 were $17,960,000 and $34,551,000, respectively, indicating that, at the end of 2003, the Corporation's short-term borrowing needs were significantly reduced, primarily due to lower amounts of loans recently originated by the mortgage subsidiary.

         Time deposits make up the majority of the Corporation's deposit liabilities. Interest rates paid for such liabilities have decreased dramatically over the last two years. Accordingly, total interest expense decreased from $10,261,000 in 2001 to $8,119,000 in 2002 and to $7,560,000 in
2003. The average rates paid for time deposits declined from 5.47% in 2001 to 2.54% in 2003.

         During the first quarter of 2004, the Corporation began to reduce its dependence on short-term external funding sources by obtaining longer-term financing in the form of trust preferred securities of $9,815,000. These funds will be deployed to the subsidiaries in various amounts to fund their operations. Even though the trust preferred securities have a variable interest rate (3 month LIBOR plus 2.80% for five years), the acquisition of these funds is expected to reduce somewhat the variability of interest rates associated with the Corporation's cost of funds. The cost of funds is not expected to increase significantly due to this transaction, however, since longer-term financing is currently available at attractive rates.

         The table "Volume and Rate Variance Analysis" provides a summary of changes in net interest income resulting from changes in volume and changes in rate. The changes in volume are the difference between the current and prior year's balances multiplied by the prior year's rate. The changes in rate are the difference between the current and prior year's rate multiplied by the prior year's balance.

         As reflected in the table, the increases in net interest income during each of the past two years primarily are due to higher volumes of earning assets coupled with reductions in the rates paid on deposit liabilities. Loan growth has been especially valuable in leading to increases in interest income. Similarly, the lower rates paid on deposits have been instrumental in offsetting the effects of larger volumes of short-term borrowings.

                        Volume and Rate Variance Analysis

                                                                     2003 compared with 2002             2002 compared with 2001
                                                                     -----------------------             -----------------------
                                                                Volume *      Rate *      Total      Volume *   Rate *       Total
                                                                --------      ------      -----      --------   ------       -----
                                                                                        (Dollars in thousands)
Interest earning assets
Interest earning deposits ..................................    $    (6)    $   (11)    $   (17)    $   (90)    $   (35)    $  (125)
Investment securities - taxable ............................         66        (622)       (556)        324        (521)       (197)
Investment securities - tax exempt .........................        158         (53)        105         182           6         188
Federal funds sold .........................................         73        (141)        (68)         78        (465)       (387)
Loans ......................................................      3,936      (1,876)      2,060       5,331      (3,267)      2,064
                                                                -------     -------     -------     -------     -------     -------
               Interest income .............................      4,227      (2,703)      1,524       5,825      (4,282)      1,543
                                                                -------     -------     -------     -------     -------     -------

Interest bearing liabilities
Interest bearing deposits
        Interest bearing transaction accounts ..............         22        (114)        (92)        113         (92)         21
        Savings ............................................        204        (343)       (139)        398        (610)       (212)
        Time deposits ......................................        716      (1,316)       (600)      1,221      (3,387)     (2,166)
                                                                -------     -------     -------     -------     -------     -------
               Total interest bearing deposits .............        942      (1,773)       (831)      1,732      (4,089)     (2,357)
Short-term borrowings ......................................        266           6         272         293         (52)        241
Long-term debt .............................................          8          (8)          -          20         (46)        (26)
                                                                -------     -------     -------     -------     -------     -------
               Total interest expense ......................      1,216      (1,775)       (559)      2,045      (4,187)     (2,142)
                                                                -------     -------     -------     -------     -------     -------
               Net interest income .........................    $ 3,011     $  (928)    $ 2,083     $ 3,780     $   (95)    $ 3,685
                                                                =======     =======     =======     =======     =======     =======

-------
* The change in interest due to both volume and rate has been allocated to change due to volume and change due to rate in proportion to the absolute value of the change in each.


         Management currently expects that interest rates may move slightly higher in 2004. Management has not presently identified any factors that it believes might cause interest rates to increase sharply in a short period of time. However, changes in interest rates that can significantly affect the Corporation, either positively or negatively, are possible. In the absence of significant changes in market interest rate levels, any significant changes in net interest income during 2004 are expected to result from changes in the volumes of interest earning assets and liabilities. Management expects to continue using its marketing strategies to increase the Corporation's market share of both deposits and quality loans within its market areas. These strategies involve offering attractive interest rates and outstanding customer service.

Provision for Loan Losses

         The provision for loan losses is charged to earnings based on management's continuing review and evaluation of the loan portfolio and its estimate of the related allowance for loan losses. Provisions for loan losses totaled $1,119,000, $1,033,000 and $650,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The significant increase in the 2002 provision was related to a very small number of commercial loan relationships and was not believed to be indicative of a general trend in the loan portfolio. See "Impaired Loans," "Potential Problem Loans," "Allowance for Loan Losses," and "The Application of Critical Accounting Policies" for further information and a discussion of the methodology used and the factors considered by management in its estimate of the allowance for loan losses.

Noninterest Income

         Noninterest income for 2003 increased by $1,931,000 or 26.8% over 2002. Service charges on deposit accounts increased by $589,000 or 21.3% due primarily to increased service charges assessed on pre-arranged overdraft protection services. Also, mortgage brokerage income, primarily fees associated with the origination of mortgage loans for home purchases and refinancing of existing loans, was $5,198,000 in 2003, an increase of $1,543,000 or 42.2% over the 2002 amount. The mortgage brokerage subsidiary and Banks generally obtain take-out commitments for mortgage loans originated for resale at the same time that they issue commitments to make loans. Accordingly, no gains or losses on the sales of such loans are recognized.

         Noninterest income for 2002 increased by $3,610,000 or 100.7% over the 2001 amount. Mortgage brokerage income for 2002 was $2,622,000 more than in 2001, as the mortgage banking subsidiary's operations were included for the full twelve months of 2002, but for only 2 months in 2001. In addition, the pre-arranged overdraft protection service was first offered in the second quarter of 2001. Therefore, the 2002 results reflect the first full-year affect of this product.

Noninterest Expenses

         Noninterest expenses for 2003 increased by $3,467,000 or 27.8% over the 2002 amount. Salaries and employee benefits expenses increased by $1,845,000 due primarily to the opening, in February 2003, of a new branch office of the Sumter bank and the commission-driven compensation system employed by the mortgage brokerage subsidiary. Expenses for premises and equipment increased by $360,000 or 24.9% due primarily to the opening of the branch office, higher expenses associated with the rental of office space for the mortgage brokerage subsidiary's operations, and the acquisition and implementation of imaging equipment and software for customer statement rendering and other purposes. Also, other expenses increased by $981,000. Approximately 40% of this increase was directly attributable to twelve months of operation of the Ridgeway bank compared with only six months during 2002. The remaining increases were normal increases associated with the operation of the other banks, the mortgage brokerage subsidiary and the holding company.

         Noninterest expenses increased by $4,655,000 or 59.6% in 2002, primarily reflecting the first full year effect of the operations of the mortgage brokerage subsidiary and one-half year operations of the Ridgeway bank. The remaining increases were due to normal growth in the business of the other Banks.

Income Taxes

         Income tax expense for 2003 was $3,147,000, an increase of $227,000 or 7.8% over the 2002 amount. Income tax expense for 2002 was $764,000 or 35.4% higher than in 2001. The effective income tax rate (income tax expense divided by income before income taxes) was 35.8%, 35.1% and 35.6% for 2003, 2002 and 2001, respectively.

INVESTMENT PORTFOLIO

         The Corporation's investment portfolio consists primarily of short-term U.S. Treasury and U.S. Government agency debt issues. The acquisition of the Ridgeway bank in 2002 significantly increased the Corporation's tax exempt portfolio. Investment securities averaged $54,662,000 in 2003, $48,868,000 in 2002, and $38,517,000 in 2001.

         The table below summarizes the amortized cost and fair value of the Corporation's investment portfolio for the past three years.

                        Securities Portfolio Composition

                                                                                       December 31,
                                                                                       ------------
                                                                2003                      2002                       2001
                                                                ----                      ----                       ----
                                                      Amortized     Estimated    Amortized     Estimated    Amortized     Estimated
                                                         cost       Fair value      cost       Fair value      cost       Fair value
                                                         ----       ----------      ----       ----------      ----       ----------
                                                                                        (Dollars in thousands)
Securities available-for sale
U.S. Treasury and U.S.
  Government agencies  .........................       $56,633       $56,477       $41,488       $41,531       $40,437       $40,415
States and political subdivisions ..............         8,140         8,387         9,514         9,625           801           811
                                                       -------       -------       -------       -------       -------       -------
 Total available-for-sale ......................       $64,773       $64,864       $51,002       $51,156       $41,238       $41,226
                                                       =======       =======       =======       =======       =======       =======

Securities held-to-maturity
States and political subdivisions ..............       $ 2,000       $ 2,155           $ -           $ -       $   500       $   500
                                                       -------       -------       -------       -------       -------       -------
 Total held-to-maturity ........................       $ 2,000       $ 2,155           $ -           $ -       $   500       $   500
                                                       =======       =======       =======       =======       =======       =======

The following is a summary of maturities and weighted average yields of securities as of December 31, 2003:

      Securities Portfolio Maturities and Yields

                                                                                December 31, 2003
                                             ---------------------------------------------------------------------------------------
                                                                    After            After
                                                                   One Year        Five Years
                                                  Within           Through           Through          After
                                                 One Year         Five Years        Ten Years        Ten Years            Total
                                                 --------         ----------        ---------        ---------            -----
                                             Amount   Yield     Amount   Yield    Amount   Yield   Amount   Yield    Amount    Yield
                                             ------   -----     ------   -----    ------   -----   ------   -----    ------    -----
                                                                           (Dollars in thousands)

U.S. Treasuries ..........................   $ 2,243   0.96%   $     -    0.00%  $     -    0.00%     $  -   0.00%   $ 2,243   0.96%
U.S. Government agencies .................         -   0.00%    33,418    2.92%   17,575    3.24%      963   4.05%    51,956   3.05%
States and political .....................       790   3.44%     3,905    3.46%    5,692    3.70%        -   0.00%    10,387   3.59%
   subdivisions (1)
Mortgage-backed securities(2) ............         -   0.00%     2,261    5.63%        -    0.00%       17   5.41%     2,278   5.63%
                                             -------           -------           -------           -------           -------
     Total ...............................   $ 3,033   1.61%   $39,584    3.13%  $23,267    3.35%  $   980   4.07%   $66,864   3.15%
                                             =======           =======           =======           =======           =======

(1) Yields on tax-exempt securities of states and political subdivisions have not been calculated on a tax-equivalent basis.
(2) Maturity category based upon final stated maturity dates. Average maturity is expected to be substantially shorter because of the monthly return of principal on certain securities.


         On an ongoing basis, management assigns securities upon purchase into one of three categories (trading, available-for-sale or held-to-maturity) based on intent, taking into consideration other factors including expectations for changes in market rates of interest, liquidity needs, asset/liability management strategies, and capital requirements. The Corporation has never held securities for trading purposes. No transfers of available-for-sale or held-to-maturity securities to other categories were effected in any of the years 2001 through 2003.

          During 2003, management altered the composition of the securities portfolio, primarily by purchasing U.S. Government agencies securities with slightly longer maturities. Because the rates earned on short-term U.S. Government agencies securities were, and continue to be, at historically low levels, management intentionally lengthened the maturities of its recent purchases in order to capture the additional yield that is available for longer maturity instruments. Consequently, the Corporation increased the amount of its securities maturing in the over five years to ten years category to $23,267,000, or 34.8% of the total investment portfolio, as of December 31, 2003 from $10,455,000, or 19.7% of the portfolio, as of December 31, 2002. The average life of the securities portfolio was 4.84 years as of December 31, 2003, compared with 4.08 years one year earlier. Although this strategy involves the acceptance of a slightly higher level of interest rate risk (including the risk that the Corporation might find itself with significant amounts of securities with large unrealized losses), management does not believe that the current level of risk is unacceptably high. Management will continue to monitor the investment portfolio, however, and is prepared to take prudent actions to mitigate the negative effects of future interest rate increases.

          During the years ended December 31, 2003, 2002 and 2001, the Corporation sold investment securities of $2,068,000, $20,543,000 and $7,074,000, respectively. Realized gains and (losses) on those transactions were ($252,000), $119,000, and $31,000, for the years ended December 31, 2003, 2002 and 2001, respectively. Securities may be sold to provide liquidity, to reduce interest rate risk, or for other reasons.

         All mortgage-backed securities held by the Corporation were issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association.


LOAN PORTFOLIO

         Management believes the loan portfolio is adequately diversified. There are no significant concentrations of loans in any particular individual, industry or groups of related individuals or industries, and there are no foreign loans.

         The following table shows the composition of the loan portfolio by category:

                           Loan Portfolio Composition

                                                                                           December 31,
                                                                                           ------------
                                                               2003           2002             2001            2000           1999
                                                               ----           ----             ----            ----           ----
                                                                                     (Dollars in thousands)
Commercial, financial and agricultural .............        $ 84,844        $ 78,210        $ 56,515        $ 52,264        $ 40,220
Real estate - construction .........................          23,590          23,345          19,557          15,389           9,156
Real estate - mortgage .............................         188,530         168,499         127,002          98,154          84,680
Loans to individuals ...............................          35,142          36,430          26,831          29,270          23,033
                                                            --------        --------        --------        --------        --------
      Total loans - gross ..........................        $332,106        $306,484        $229,905        $195,077        $157,089
                                                            ========        ========        ========        ========        ========


         Risk taking is inherent in the granting of credit. To control the amounts and types of risks incurred, and to minimize losses, management has established loan policies and practices. Such policies and practices include limitations on loan-to-collateral values for various types of collateral, requirements for appraisals of real estate collateral, problem loan management practices, collection procedures, and nonaccrual and charge-off guidelines.
Management also has provided a program for the independent review of all significant credits on an ongoing basis.

         Commercial, financial, and agricultural loans, primarily representing loans made to small and medium size businesses, may be made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured business loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. Commercial lending involves significant risk because repayment usually depends on the cash flows generated by a borrower's business, and debt service capacity can deteriorate because of downturns in national and local economic conditions. Management generally controls risks by conducting more in-depth and ongoing financial analysis of a borrower's cash flows and other financial information. Each of the banking subsidiaries has a Loan Committee which is responsible for overseeing the credit granting and monitoring processes.

         Real estate loans consist of construction loans and other loans secured by mortgages. Because the Corporation's subsidiaries are community banks, real estate loans comprise the bulk of the loan portfolio. Loan-to-value ratios for real estate loans generally are limited to 80%.

         The Banks generally do not compete with 15 and 30 year fixed rate secondary market mortgage interest rates, so they have elected to pursue the origination of mortgage loans that could easily be sold into the secondary mortgage market. CRM also originates such loans for sale in the secondary market. These loans are generally pre-qualified with various underwriters so that problems in the sale of the loans are minimized. In 2003, 2002 and 2001, the Corporation sold $309,914,000, $176,011,000, and $34,915,000, respectively, of such loans. These loans are usually sold at par so no gain or loss is recognized at the time of sale. However, the origination and sale of these loans generates fee income. The Corporation's subsidiaries may originate mortgage loans for their own loan portfolios. Such loans are usually for a shorter term than loans originated to sell and usually have a variable, rather than a fixed, interest rate.

         Loans to individuals are generally for personal, automobile, or household purposes and may be secured or unsecured.

         The Corporation has a geographic concentration of loans within the Banks' market areas because of the nature of its business. As of December 31, 2003, the Corporation had no other significant concentrations of credit to customers engaged in similar business activities.

Unsecured Loans

         The Corporation does not aggressively seek to make unsecured loans, since these loans may be somewhat more risky than collateralized loans. There are, however, occasions when it is in the business interests of the Corporation to provide short-term, unsecured loans to certain customers. At December 31, 2003, the Corporation had approximately $25,400,000, or 7.6% of its loan portfolio, in unsecured loans. As of December 31, 2002, the Corporation had approximately $20,200,000 in unsecured loans, or 6.6% of its loan portfolio. Such loans are made on the basis of management's evaluation of the customer's ability to repay and net worth.

Maturity and Interest Sensitivity Distribution of Loans

         The following table sets forth the maturity distribution of the Corporation's loans, by type, as of December 31, 2003 as well as the type of interest requirement on loans due after one year.

                                                                                              December 31, 2003
                                                                           ---------------------------------------------------------
                                                                                          After one year
                                                                           Within one     but within five    After five
                                                                              year           years            years          Total
                                                                              ----           -----            -----          -----
                                                                                            (Dollars in thousands)
Commercial, financial and agricultural .............................        $ 45,142        $ 36,012        $  3,690        $ 84,844
Real estate ........................................................          51,344         109,063          51,713         212,120
Loans to individuals ...............................................          10,477          23,215           1,450          35,142
                                                                            --------        --------        --------        --------
Total ..............................................................        $106,963        $168,290        $ 56,853        $332,106
                                                                            ========        ========        ========        ========

Predetermined rate, maturity greater than one year .................        $      -        $116,753        $ 32,508        $149,261
Variable rate or maturity within one year ..........................         106,963          51,537          24,345         182,845


Impaired Loans

         Impaired loans are those loans on which, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans which management has identified as impaired generally are nonaccrual loans. The Corporation had no restructured loans in the past five years. Following is a summary of the Corporation's nonaccrual and other nonperforming loans:

                          Nonaccrual and Past Due Loans

                                                                                            December 31,
                                                                                            ------------
                                                                  2003           2002           2001           2000           1999
                                                                  ----           ----           ----           ----           ----
                                                                                      (Dollars in thousands)
Nonaccrual loans ........................................        $2,595         $  796         $  281         $  238         $   90
Accruing loans 90 days or more past due .................           146          1,740             17             93              6
                                                                 ------         ------         ------         ------         ------
     Total ..............................................        $2,741         $2,536         $  298         $  331         $   96
                                                                 ======         ======         ======         ======         ======
     Total as a % of outstanding loans ..................          0.83%          0.83%          0.13%          0.17%          0.06%
Other real estate .......................................        $  327         $  219         $  267            $ -         $    -
Impaired loans (included in nonaccrual) .................        $2,595         $  796         $  281         $  238         $   90


         As of December 31, 2003, approximately $1,350,000, or 52%, of the Corporation's nonaccrual loans consisted of one loan relationship. That company's principals have been involved in a legal dispute among themselves. During the first quarter of 2004, the Corporation collected all amounts due under this credit.

         Gross income that would have been recorded for the years ended December 31, 2003, 2002 and 2001, if nonaccrual loans had been performing in accordance with their original terms was approximately $117,000, $39,000 and $7,000, respectively. No cash basis interest income was recognized in 2003, 2002 and 2001 on non-accrual loans.

         The Corporation's accounting policies on nonaccrual and impaired loans are discussed in Note 2 to the consolidated financial statements.

         Nonaccrual loans and impaired loans were not material in relation to the portfolio as a whole in 2003. Management is aware of no trends, events or uncertainties that would cause a material adverse change in nonaccrual loans in 2004.

Potential Problem Loans

         At December 31, 2003 the Corporation's internal loan review program had identified $3,237,000 (1.0% of the portfolio) in various loans, not including loans identified as nonaccrual or 90 days past due and still accruing loans shown above, where information about credit problems of borrowers had caused management to have doubts about the ability of the borrowers to comply with original repayment terms. The amount identified does not represent management's estimate of the potential losses since a large portion of these loans are secured by real estate and other collateral.

Other Real Estate

         Other real estate, consisting of foreclosed properties, was $327,000, $219,000, and $267,000 as of December 31, 2003, 2002 and 2001, respectively.
Other real estate is initially recorded at the lower of net loan balance or the property's estimated fair value, net of estimated disposal costs. The estimate of fair value for other real estate is determined by appraisal at the time of acquisition.

ALLOWANCE FOR LOAN LOSSES

         The table, "Analysis of the Allowance for Loan Losses," summarizes loan balances as of the end of each period indicated, averages for each period, changes in the allowance arising from mergers, charge-offs and recoveries by loan category, and additions to the allowance which have been charged to expense.

         The allowance for loan losses is increased by the provision for loan losses, which is a direct charge to expense. Losses on specific loans are charged against the allowance in the period in which management determines that such loans become uncollectible. Recoveries of previously charged-off loans are credited to the allowance. See "The Application of Critical Accounting Policies
- Provision and Allowance for Loan Losses."

            Analysis of the Allowance for Loan Losses

                                                                                     Years Ended December 31,
                                                                                     ------------------------
                                                                 2003            2002          2001           2000          1999
                                                                 ----            ----          ----           ----          ----
                                                                                     (Dollars in thousands)

Total amount of loans outstanding at end of year ........      $332,106       $306,484       $229,905       $195,077       $157,089
                                                               ========       ========       ========       ========       ========
Average amount of loans outstanding .....................      $340,518       $281,907       $211,901       $179,654       $139,215
                                                               ========       ========       ========       ========       ========

Allowance for loan losses - January 1 ...................      $  3,573       $  2,830       $  2,424       $  1,936       $  1,459
                                                               --------       --------       --------       --------       --------
Changes incident to merger activities ...................             -            444             28              -              -
                                                               --------       --------       --------       --------       --------
Loans charged-off
Real estate .............................................           250            175              9             78              -
Installment .............................................           247            223            202            116             95
Credit cards and related plans ..........................             -              -              9              9              5
Commercial and other ....................................           163            374             87             33             80
                                                               --------       --------       --------       --------       --------
Total charge-offs .......................................           660            772            307            236            180
                                                               --------       --------       --------       --------       --------
Recoveries
Real Estate .............................................           105              1              -              3              -
Installment .............................................            58             20             33             25             17
Credit cards and related plans ..........................             -              -              2              2              3
Commercial ..............................................            11             17              -              6             25
                                                               --------       --------       --------       --------       --------
Total recoveries ........................................           174             38             35             36             45
                                                               --------       --------       --------       --------       --------
Net charge-offs .........................................           486            734            272            200            135
                                                               --------       --------       --------       --------       --------
Provision for loan losses charged to expense ............         1,119          1,033            650            688            612
                                                               --------       --------       --------       --------       --------
Allowance for loan losses - December 31 .................      $  4,206       $  3,573       $  2,830       $  2,424       $  1,936
                                                               ========       ========       ========       ========       ========

Ratios
Net charge-offs to average loans outstanding ............          0.14%          0.26%          0.13%          0.11%          0.10%
Net charge-offs to loans outstanding at end of ..........          0.15%          0.24%          0.12%          0.10%          0.09%
      year
Allowance for loan losses to average loans ..............          1.24%          1.27%          1.34%          1.35%          1.39%
Allowance for loan losses to total loans at end .........          1.27%          1.17%          1.23%          1.24%          1.23%
     of year
Net charge-offs to allowance for losses .................         11.55%         20.54%          9.61%          8.25%          6.97%
Net charge-offs to provision for loans losses ...........         43.43%         71.06%         41.85%         29.07%         22.06%

         The Corporation operates four independent community banks in South Carolina. Under the provisions of law and regulations governing banks, each bank's board of directors is responsible for determining the adequacy of its bank's loan loss allowance. In addition, each bank is supervised and regularly examined by the Office of the Comptroller of the Currency (the "OCC") (or the South Carolina State Board of Financial Institutions (the "State Board") in the case of the Ridgeway bank) or the Federal Deposit Insurance Corporation (the "FDIC"). As a normal part of a safety and soundness examination, bank examiners assess and comment on the adequacy of a bank's allowance for loan losses and may require that changes be made in the allowance. The allowance presented in the consolidated financial statements is on an aggregated basis and as such might differ from the allowance that would be presented if the Corporation had only one banking subsidiary.

         The nature of community banking is such that the individual loan portfolios are predominantly composed of small and medium size business and individual loans. As community banks, there exists, by definition, a geographic concentration of loans within each Bank's respective city or county. Management at each bank monitors the loan concentrations and loan portfolio quality on an ongoing basis including, but not limited to: quarterly analysis of loan concentrations, monthly reporting of past dues, nonaccruals, and watch loans, and quarterly reporting of loan charge-offs and recoveries. These efforts focus on historical experience and are bolstered by quarterly analysis of local and state economic conditions, which are part of the Banks' assessment of the adequacy of their allowances for loan losses.


DEPOSITS

         The average deposits for the Corporation for the years ended December 31, 2003, 2002 and 2001 are summarized below:

                                Average Deposits

                                                                              Years Ended December 31,
                                                                              ------------------------
                                                              2003                       2002                       2001
                                                              ----                       ----                       ----
                                                     Average       Average      Average       Average      Average         Average
                                                     balance         cost       balance        cost        Balance           cost
                                                     -------         ----       -------        ----        -------           ----
                                                                          (Dollars in thousands)
Noninterest bearing demand .....................    $ 52,047            -      $ 41,198           -      $ 31,643              -
Interest bearing transaction accounts ..........      44,481         0.43%       41,101        0.69%       26,917           0.98%
Savings-regular ................................      20,998         0.53%       14,469        1.01%        8,705           1.60%
Savings - money market .........................      49,554         1.32%       41,321        1.85%       29,489           3.37%
Time deposits less than $100,000 ...............     122,488         2.58%      104,509        3.30%       92,515           5.45%
Time deposits of $100,000 or more ..............      64,014         2.45%       58,003        3.28%       44,423           5.50%
                                                    --------         -----     --------        -----      --------          ----
Total average deposits .........................    $353,582                   $300,601                   233,692
                                                    ========                   ========                   =======


         Deposits are the primary source of funds for the Banks' lending and investing activities. Deposits are attracted principally from customers within the Banks' local market areas through the offering of a variety of products with varying features and by offering competitive interest rates.

         At December 31, 2003 the Corporation had $68,388,000 in certificates of deposit of $100,000 or more. Approximately $21,380,000 mature within three months, $14,905,000 mature over three through six months, $21,976,000 mature over six months through twelve months and $10,127,000 mature after one year. This level of large time deposits, as well as the growth in other deposits, can be attributed to planned growth by management. The majority of time deposits $100,000 and over is acquired within the Company's market areas in the ordinary course of business from customers with standing banking relationships. It is a common industry practice not to consider time deposits of $100,000 or more as core deposits since their retention can be influenced heavily by rates offered. Therefore, such deposits have the characteristics of shorter-term purchased funds. Certificates of deposit $100,000 and over require that the Corporation achieve and maintain an appropriate matching of maturity distributions and a diversification of sources to achieve an appropriate level of liquidity. The Corporation generally does not purchase brokered deposits.


SHORT-TERM BORROWINGS

         The Corporation's short-term borrowings may consist of federal funds purchased and securities sold under agreements to repurchase, which generally have maturities ranging from daily to no more than ninety days, and warehouse and general purpose lines of credit payable. As of December 31, 2003, securities sold under agreements to repurchase totaled $8,090,000. These amounts are secured by pledges of investment securities and the interest rate is subject to change daily. Warehouse lines of credit payable are used to fund loan production for CRM. General purpose lines of credit are used, when needed, to fund any operating needs of the Corporation and CRM.

         At December 31, 2003, balances due under the warehouse lines of credit totaled $7,743,000 and there was additional availability under those lines totaling $32,257,000. Of the amount outstanding under the warehouse lines, $6,749,000 was borrowed at the one month LIBOR rate plus 1.95% and $994,000 bears interest at the one month LIBOR rate plus an additional 2.25% to 5.25% based upon the number of days that each underlying loan is outstanding. The warehouse lines are secured by substantially all of CRM's loans held-for-sale and are guaranteed by the Corporation.

         The mortgage subsidiary has a $3,000,000 unsecured line of credit with an unaffiliated lender which was used to support loans that it is currently servicing. These are loans that CRM intends to sell during 2004. As of December 31, 2003, the mortgage subsidiary had borrowed $1,492,000 under this line. This line of credit is guaranteed by the Corporation and interest accrues at the prime rate. The Corporation has arranged for a $700,000 unsecured line of credit with an unaffiliated lender which was used to purchase imaging technology. As of December 31, 2003, $635,000 was outstanding under this line, with interest at the prime rate. Summary information about total short-term debt is provided in the following table.


                                                               December 31,
                                                               ------------
                                                             2003         2002
                                                             ----         ----
                                                          (Dollars in thousands)

Outstanding at year-end ..............................     $17,960      $34,551
Interest rate at year-end ............................        2.38%        3.93%
Interest expense .....................................     $   750      $   478
Maximum month-end balance during the year ............     $39,379      $40,474
Average amount outstanding during the year ...........     $29,026      $18,712
Weighted average interest rate during the year .......        2.58%        2.55%


LONG-TERM DEBT

         The Corporation's banking subsidiaries are members of the Federal Home Loan Bank of Atlanta ("FHLB"). As such they have access to long-term borrowing from the FHLB. As of December 31, 2003, the Banks had borrowed a total of $20,140,000 from the FHLB. The borrowings are secured by blanket liens on all qualifying first lien residential mortgage loans held by the Banks, specifically excluding such loans originated for resale on the secondary market.


RETURN ON EQUITY AND ASSETS

         The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2003, 2002 and 2001.


                                                   Years Ended December 31,
                                                   ------------------------
                                               2003          2002          2001
                                               ----          ----          ----
Return on assets (ROA) ..................       1.25%        1.43%        1.36%
Return on equity (ROE) ..................      12.17%       15.10%       15.58%
Dividend payout ratio ...................      27.48%       22.54%       23.14%
Equity as a percent of assets ...........      10.25%        9.46%        8.71%


         The decline in return on equity in 2003 is related to the issuance in July 2002 of one million shares of CBI common stock in connection with the acquisition of Ridgeway Bancshares, Inc. which were outstanding for all of 2003 but for only half of 2002.

LIQUIDITY

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in a timely and economical manner. The most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to attract deposits within the Banks' market areas. Core deposits (total deposits less certificates of deposit of $100,000 or more) provide a relatively stable funding base. Certificates of deposit of $100,000 or more are generally more sensitive to changes in rates, so they must be monitored carefully. Asset liquidity is provided by several sources, including amounts due from banks, federal funds sold, and investments available-for-sale.

         The Corporation maintains an available-for-sale investment securities portfolio. While investment securities purchased for this portfolio are generally purchased with the intent to be held to maturity, such securities are marketable and occasional sales may occur prior to maturity as part of the process of asset/liability and liquidity management. The Corporation also occasionally designates securities as held-to-maturity. Securities in this portfolio are generally not considered a primary source of liquidity. Management deliberately maintains a relatively short-term maturity schedule for its investments so that there is a continuing stream of maturing investments. The Corporation intends to maintain a relatively short-term investment portfolio in order to continue to be able to supply liquidity to its loan portfolio and for customer withdrawals.

         The Corporation has substantially more liabilities maturing in the next 12 months than it has assets maturing in the same period. The Corporation also has legal obligations to extend credit pursuant to loan commitments, lines of credit and standby letters of credit which totaled $15,501,000, $36,735,000, and $4,489,000, respectively, at December 31, 2003 (see Note 15 to the consolidated financial statements). However, based on its historical experience, and that of similar companies, the Corporation believes that it is unlikely that so many deposits would be withdrawn, without being replaced by other deposits, and extensions of credit would be required, that the Corporation would be unable to meet its liquidity needs with the proceeds of maturing assets, in the ordinary course of business.

         The Corporation also maintains various federal funds lines of credit with correspondent banks and is able to borrow from the Federal Home Loan Bank of Atlanta and the Federal Reserve's discount window.

         The Corporation, through its Banks, has a demonstrated ability to attract deposits from its market area. Deposits grew from $184,364,000 as of December 31, 1999 to $378,704,000 as of December 31, 2003. This consistently growing base of deposits is the major source of operating liquidity.

         In the opinion of management, the current and projected liquidity position is adequate.


CAPITAL

Dividends

         The Corporation exists as a legal entity distinct from its subsidiaries. Its main sources of revenues consist of service fees and dividends paid to it by the Banks. The Banks are subject to various laws and regulations that limit the amounts of dividends that they may pay. In addition, the Corporation and the Banks are each subject to regulatory minimum capital adequacy guidelines. These regulatory restrictions have not historically hindered the Corporation's or the Banks' ability to pay reasonable dividends and no such future restrictions are anticipated. During the year ended December 31, 2003, the Corporation received dividends from the Banks totaling $1,741,000. Subject to restrictions imposed by state laws and federal regulations, the Boards of Directors of the Banks could have declared additional dividends from their retained earnings of up to $9,092,000 as of December 31, 2003.

Capital Adequacy

         The Federal Reserve and federal bank regulatory agencies have adopted risk-based capital standards for assessing the capital adequacy of bank holding companies and financial institutions. Under the risk-based capital requirements, the Corporation and each of the Banks are required to maintain a minimum ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as letters of credit) of 8%. At least half of total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock and certain hybrid instruments, less certain intangibles ("Tier 1 Capital"). The remainder may consist of certain subordinated debt or hybrid capital instruments, qualified preferred stock and a limited amount of the allowance for loan losses ("Tier 2 Capital," which, along with Tier 1 Capital, composes "Total Capital"). Unrealized gains and losses on available-for-sale securities generally are excluded from the calculation of the risk-based capital ratios. To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total risk-weighted capital ratio of at least 10% and a Tier 1 risk-weighted ratio of at least 6%.

         Each of the Federal bank regulatory agencies also has established minimum leverage capital requirements for banking organizations. Pursuant to these requirements, banking organizations generally must maintain a minimum ratio of Tier 1 Capital to adjusted average quarterly assets equal to from 4% to 5%, subject to federal bank regulatory evaluation of the institution's overall safety and soundness.

         Federal regulators may categorize an institution as less than well-capitalized based on subjective criteria. Management believes that there are no conditions or events that would cause the Corporation's or the Banks' capital category to be other than resulting from meeting the minimum ratio requirements.

         Under the risk-based capital standards and pursuant to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, federal bank regulatory agencies are required to implement prescribed "prompt corrective actions" if an institution's capital position deteriorates to specified levels. The corrective actions become increasingly stringent as the capital position continues to deteriorate.

         The Banks are each considered to be `well capitalized' for regulatory purposes. Detailed information on the Corporation's and the Banks' capital positions can be found in Note 19 to the consolidated financial statements.

         The mortgage subsidiary is also subject to minimum capital requirements to maintain its certification as a HUD-approved Title II Loan Correspondent. Certain investor and warehouse credit line agreements require that the mortgage subsidiary maintain its HUD certification. Failure of CRM to meet its capital requirements could result in a significant limitation of the mortgage subsidiary's ability to originate, fund or sell loans, and therefore could have a direct, material adverse effect on its business and the consolidated financial statements. As of December 31, 2003, CRM exceeded its minimum regulatory capital requirement by approximately $1,439,000.

         During the first quarter of 2004, the Corporation acquired $9,815,000 in proceeds from the issuance of trust preferred securities. Of this amount, $3,000,000 was used to provide additional capital to two of the Banks, approximately $1,400,000 was used to repay a short-term line of credit of the mortgage subsidiary and approximately $635,000 was used to repay the
Corporation's short-term borrowings. The remainder will be used for the Corporation's general corporate purposes. Under current Federal Reserve policy, the Corporation is allowed to treat the trust preferred securities, subject to certain limitations, as capital for capital adequacy purposes.


INFLATION

         The assets and liabilities of the Corporation are mostly monetary in nature. Accordingly, the financial results and operations of the Corporation are much more affected by changes in interest rates than changes in inflation. There is, however, a strong correlation between increasing inflation and increasing interest rates. The rate of inflation has been very moderate over the past several years, about 2.3% in 2003 and 1.6% in 2002. Prospects appear reasonable for continued low inflation, despite some risk related to energy prices and the political and military situation in the Middle East. Although inflation does not normally affect a financial institution as dramatically as it does businesses with large investments in plants and inventories, it does have an effect. During periods of high inflation there are usually corresponding increases in the money supply and banks experience above-average growth in assets, loans, and deposits. General increases in the prices of goods and services also result in increased operating expenses.

OFF-BALANCE-SHEET   ARRANGEMENTS,   CONTRACTUAL   OBLIGATIONS   AND   CONTINGENT
LIABILITIES AND COMMITMENTS

         The  Company  presently  engages  in  only  limited  off-balance  sheet arrangements. Such arrangements are defined as potentially material transactions, agreements, or other contractual arrangements which the Company has entered into that involve an entity that is not consolidated into its financial statements and, under which the Company, whether or not it is a party to the arrangement, has, or in the future may have:

     o any obligation under a direct or indirect guarantee or similar arrangement;

     o a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement;
     o derivatives, to the extent that the fair value thereof is not fully reflected as a liability or asset in the financial statements; or
     o any obligation or liability, including a contingent obligation or liability, to the extent that it is not fully reflected in the financial statements (excluding the footnotes thereto).

         The Company's off-balance sheet arrangements presently include only commitments to extend credit and standby letters of credit. Such instruments have elements of credit risk in excess of the amount recognized in the balance sheet. The exposure to credit loss in the event of nonperformance by the other parties to these instruments is represented by the contractual, or notional, amount of those instruments. Generally, the same credit policies used for on-balance sheet instruments, such as loans, are used in extending loan commitments and letters of credit. The following table sets out the contractual or notional amounts of those arrangements:

                                                               December 31,
                                                               ------------
                                                            2003           2002
                                                            ----           ----
                                                          (Dollars in thousands)

Loan commitments ...................................       $15,501       $14,603
Unfunded commitments under lines of credit .........        36,735        20,493
Standby letters of credit ..........................         4,489         2,506


         Loan commitments involve agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and some involve payment of a fee. Many of the commitments are expected to expire without being fully drawn; therefore, the total amount of loan commitments does not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if any, upon extension of credit is based on management's credit evaluation of the borrower. Collateral held varies but may include commercial and residential real properties, accounts receivable, inventory and equipment.

         Standby letters of credit are conditional commitments to guarantee the performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is the same as that involved in making loan commitments to customers.

         As described under "Liquidity," management believes that its various sources of liquidity provide the resources necessary for the Banks to fund the loan commitments and to perform under standby letters of credit, if the need arises. Neither the Company nor the Banks are involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

         The Corporation's contractual cash obligations are summarized in the following table. Other commitments include commitments to lend money. Not all of these commitments are expected to be drawn upon; thus, the actual cash requirements are expected to be less than the amounts reported in the table.

                                                                                   December 31, 2003
                                                                                   -----------------
                                                                                        Payments due by period
                                                                        ------------------------------------------------------------
                                                                        Less Than         1 to 3           3 to 5            After 5
                                                          Total          1 Year            Years            Years            Years
                                                          -----          ------            -----            -----            -----
                                                                                   (Dollars in thousands)
Contractual Cash Obligations
Time deposits .................................         $184,930         $151,972         $ 29,963         $  2,993         $      2
Long-term debt ................................           20,140               70            1,870            3,500           14,700
Operating lease obligations ...................            2,791              182              368              263            1,978
                                                        --------         --------         --------         --------         --------
Total .........................................         $207,861         $152,224         $ 32,201         $  6,756         $ 16,680
                                                        ========         ========         ========         ========         ========

THE APPLICATION OF CRITICAL ACCOUNTING POLICIES

         The consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. Management believes that the following policy may involve a higher degree of judgment and complexity in its application and represents the critical accounting policy used in the preparation of the Corporation's financial statements. If different assumptions or conditions were to prevail, the results could be materially different from the reported results.

Provision and Allowance for Loan Losses

         The Corporation is required to estimate the collectibility of its loan portfolio as of each accounting period end and, as a result, provide for an allowance for possible loan losses. The allowance for loan losses is increased by the provision for loan losses charged to expense, and any recoveries received on loans previously charged off. The allowance is decreased by deducting the amount of uncollectible loans charged off.

         A considerable amount of judgment is required in order to compute an estimate of the amount of the allowance for loan losses. Management's judgments must be applied in assessing the current creditworthiness of the Corporation's borrowers and in estimating uncertain future events and their effects based on currently known facts and circumstances. Changes in the estimated allowance for loan losses arising as new events occur or more information is obtained are accounted for as changes in accounting estimates in the accounting period in which such a change occurs.

         Management reviews its allowance for loan losses utilizing three broad categories: commercial, real estate and loans to individuals. Within these categories, the allowance for loan losses is composed of specific and general amounts. Specific allowance amounts are provided for individual loans based on management's evaluation of the Corporation's loss exposure taking into account the current payment status, underlying collateral and other known information about the borrower's circumstances. Typically, these loans are identified as impaired or nonperforming, or have been assigned internal risk grades of management attention, special mention, substandard or doubtful. General amounts are provided for all other loans, excluding those for which specific amounts were determined, by applying estimated loss percentages to the portfolio categorized using risk grades. These percentages are based on management's current evaluation with consideration given to historical loss experience, general national and local economic and business conditions affecting key lending market areas, credit quality trends, collateral values, loan volumes, portfolio seasoning, and any identified credit concentrations. The findings of internal and external credit reviews and results from external audits and regulatory examinations are also considered.

         The following table presents the allocation of the allowance for loan losses, as of December 31, 1999 through 2003, compared with the percent of loans in the applicable categories to total loans.

                                                                                             December 31,
                                                                                             ------------
                                                                   2003           2002           2001           2000           1999
                                                                   ----           ----           ----           ----           ----
                                                                                        (Dollars in thousands)
Allowance allocated to loan category
Commercial, financial and agricultural ..................         $1,796         $1,479         $1,019         $  801         $  660
Real estate .............................................          1,800          1,548          1,322          1,136            916
Loans to individuals ....................................            610            546            489            487            360
                                                                  ------         ------         ------         ------         ------
     Total ..............................................         $4,206         $3,573         $2,830         $2,424         $1,936
                                                                  ======         ======         ======         ======         ======


                                                                     2003           2002          2001          2000           1999
                                                                     ----           ----          ----          ----           ----
Percentage of loans in category
Commercial, financial and agricultural ..................            25.5%          25.5%         24.6%          26.8%         25.6%
Real estate .............................................            63.9%          62.6%         63.7%          58.2%         59.7%
Loans to individuals ....................................            10.6%          11.9%         11.7%          15.0%         14.7%
                                                                    -----          -----         -----          -----         -----
     Total ..............................................           100.0%         100.0%        100.0%         100.0%        100.0%
                                                                    =====          =====         =====          =====         =====


         The Corporation utilizes its risk grading system for all loans held in the portfolio. This system involves the Corporation's lending officers' assigning a risk grade, on a loan-by-loan basis, considering information about the borrower's capacity to repay, collateral, payment history, and other known factors. Risk grades assigned are updated monthly for any known changes in circumstances affecting the borrower or the loan. The risk grading system is monitored on a continuing basis by management and the Corporation's external credit review consultant who is independent of the lending function.

         The provision for loan losses charged to expense increased in 2003 to $1,119,000 after increasing significantly to $1,033,000 in 2002 compared with $650,000 in 2001. The allowance for loan losses at the end of 2003 was $4,206,000, up $633,000 or 17.7% as compared with the allowance of $3,573,000 as of the end of 2002. As a percentage of total loans outstanding at year end, the allowance for loan losses stood at 1.27%, 1.17% and 1.23% for 2003, 2002 and 2001, respectively. Net loan charge-offs decreased to $486,000 in 2003, a decrease of 33.8% from the 2002 amount. In 2002, net charge-offs increased to $734,000 or 169.9% over the 2001 amount. As of the end of 2003, non-performing loans (nonaccrual and accruing loans 90 days or more past due) grew to $2,741,000, up from $2,536,000 and $298,000 at the end of 2002 and 2001, respectively. Potential problem loans, exclusive of non-performing loans, grew to $3,237,000 at the end of 2003, compared with $2,737,000 and $1,386,000 at the end of 2002 and 2001, respectively.

         As of December 31, 2003 and 2002, approximately $1,350,000, or 49% and 53%, respectively, of the Corporation's nonperforming loans consisted of one loan relationship. That company's principals have been involved in a legal dispute among themselves. The Corporation collected all amounts due under this contract during the first quarter of 2004.

         While management believes that the local economies within its market areas remain relatively healthy, there are concerns that if the current apparent recovery from the recent national economic downturn that began in 2001 and continued throughout 2002 and 2003 is not sustained, there eventually might be more noticeable effect locally. Loan growth has also been a contributing factor toward the increased provisions for loan losses in 2003 and 2002. Total year end loans grew 8.4% and 33.3% in 2003 and 2002, respectively (includes effects of the acquisition of Ridgeway Bancshares, Inc. in July, 2002).

         Management has established loan and credit policies and practices that are designed to control credit risks as a part of the loan underwriting process. These policies and practices include, for example, requirements for minimum loan to collateral value ratios, real estate appraisal requirements and obtaining credit and financial information on borrowers. However, if the capacity for borrowers to repay and/or collateral values should deteriorate subsequent to the underwriting process, the estimate of the provision and allowance for loan losses might have to increase, thereby decreasing net income and shareholders' equity. During 2003 and 2002, the total of loans secured by real estate mortgages increased by $65,561,000 from $146,559,000 at the end of 2001 to $212,120,000 by the end of 2003. Any significant, prolonged downturn in national and local economic and business conditions could negatively affect the borrowers' capacity to repay these loans as well as the value of the underlying collateral. This scenario would be likely to substantially increase the level of impaired or non-performing loans and non-earning foreclosed real estate, and increase overall credit risk by shrinking the margin of collateral values as compared with loans outstanding. Another factor that could adversely affect borrowers' ability to make payments in accordance with loan terms is the potential for increases in rates charged for loans. The Corporation has a significant amount of variable rate loans outstanding. In addition, some loans are refinanced at maturity rather than being paid out in a lump sum. If interest rates were to increase sharply in a short time period, some loan customers might not be able to afford payments on loans made or repriced at the higher resulting interest rates, nor would they necessarily be able to obtain more favorable terms elsewhere. This could also cause an increase in the amounts of impaired or non-performing assets and other credit risks.

         Management believes that the allowance for loan losses, as of December 31, 2003, is sufficient to absorb any losses inherent in the loan portfolio. Management will continue to monitor closely the levels of non-performing and potential problem loans and will address the weaknesses in those credits to enhance the amount of ultimate collection or recovery of these assets

IMPACT OF RECENT ACCOUNTING CHANGES

Other-Than-Temporary Impairment of Certain Investments In November 2003, the Emerging Issues Task Force ("EITF") reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF Issue 03-1 requires tabular disclosure of the amounts of unrealized losses and the related estimated fair values of investments with unrealized losses aggregated for each category of investment that is disclosed in accordance with SFAS No. 115. In addition, it requires sufficient narrative disclosure to allow financial statement users to understand both the aggregated tabular information and the positive and negative information considered in reaching the conclusion that the impairments are not other-than-temporary. See
Note 4 to the consolidated financial statements for the required disclosure.

The effects of other recent accounting changes are discussed in Note 2 to the consolidated financial statements.

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

         The Corporation's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Corporation's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a quarterly basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve-month period. It reports a base case in which interest rates remain flat and variations that occur when rates increase and decrease 100, 200 and 300 basis points. According to the model, as of December 31, 2003 the Corporation is positioned so that net interest income would increase $434,000 and net income would increase $267,000 if interest rates were to rise 100 basis points in the next twelve months. Conversely, net interest income would decline $434,000 and net income would decline $267,000 if interest rates were to decline 100 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Corporation could undertake in response to changes in interest rates or the effects of responses by others, including borrowers and depositors.

         The following table summarizes the Corporation's interest sensitivity position as of December 31, 2003.

         Interest Sensitivity Analysis

                                                         Within 3      Within 4-12       Within 1-5
                                                          months          months             years       Over 5 years       Total
                                                          ------          ------             -----       ------------       -----
                                                                                    (Dollars in thousands)
Interest earning assets
Interest bearing deposits with banks ...........       $   1,124         $       -         $       -       $       -       $   1,124
Taxable investment securities ..................           2,218             1,247            35,679          17,178          56,322
Tax exempt investment securities ...............             439               351             3,905           5,847          10,542
Federal funds sold .............................          25,321                 -                 -               -          25,321
Loans held for sale (1) ........................           8,411                 -                 -               -           8,411
Loans, net of unearned income ..................         152,551            27,256           118,119          34,180         332,106
                                                       ---------         ---------         ---------       ---------       ---------
Total interest earning assets ..................         190,064            28,854           157,703          57,205         433,826
                                                       ---------         ---------         ---------       ---------       ---------

Interest bearing liabilities
Savings ........................................       $  77,216         $       -         $       -       $       -       $  77,216
Interest bearing transaction accounts ..........          57,221                 -                 -               -          57,221
Time deposits ..................................          51,404           100,569            32,957               -         184,930
Short term borrowings ..........................          17,960                 -                 -               -          17,960
Long-term debt .................................               -                 -             5,440          14,700          20,140
                                                       ---------         ---------         ---------       ---------       ---------
Total interest bearing liabilities .............         203,801           100,569            38,397          14,700         357,467
                                                       ---------         ---------         ---------       ---------       ---------

Interest sensitivity gap .......................       $ (13,737)        $ (71,715)        $ 119,306       $  42,505       $  76,359
Cumulative gap .................................       $ (13,737)        $ (85,452)        $  33,854       $  76,359
RSA/RSL (2) ....................................              93%               29%
Cumulative RSA/RSL (2) .........................              93%               72%

---------
(1)  Loans held for sale are reflected in the period of expected sale.
(2)  RSA- rate sensitive assets; RSL- rate sensitive liabilities


         The above table reflects the balances of interest earning assets and interest bearing liabilities at the earlier of their repricing or maturity dates. Amortizing fixed rate loans are reflected at the scheduled maturity date. Variable rate amortizing loans are reflected at the earliest date at which they may be repriced contractually. Deposits in other banks and debt securities are reflected at each instrument's ultimate maturity date. Overnight federal funds sold are reflected as instantly repriceable. Interest bearing liabilities with no contractual maturity, such as savings deposits and interest bearing transaction accounts, are reflected in the earliest repricing period possible. Fixed rate time deposits are reflected at their maturity dates.

         The static interest rate sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to the static repricing structure of the Banks' assets and liabilities. At December 31, 2003 on a cumulative basis through twelve months, rate sensitive liabilities exceeded rate sensitive assets by $85,452,000. The liability sensitive position is largely due to the assumption that the Banks' $134,437,000 in interest bearing transaction accounts, savings accounts, and money market accounts will reprice within a year. This assumption may or may not be valid, since these accounts vary greatly in their sensitivity to interest rate changes in the market. Rising interest rates would be likely to diminish net interest income of banks in a liability sensitive position if the assumption is valid and in the absence of factors which would be likely to occur.

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

                                                                             December 31, 2003
                                     2003 Year-                              -----------------
                                         End                  Expected Maturity / Runoff
                                        Average    ----------------------------------------------------------
                                         Rate      2004       2005       2006     2007       2008   Thereafter   Balance  Fair Value
                                         ----      ----       ----       ----     ----       ----   ----------   -------  ----------

                                                                            (Dollars in thousands)
Interest earning assets
Interest bearing deposits with banks    0.85%  $  1,124   $      -   $      -   $      -   $      -   $      -   $  1,124   $  1,124
Investment securities ...............   3.15%    49,116      1,791      3,126      2,311      4,946      5,574     66,864     67,019
Federal funds sold ..................   0.94%    25,321          -          -          -          -          -     25,321     25,321
Loans held for sale .................   7.50%     8,411          -          -          -          -          -      8,411      8,411
Loans, gross ........................   6.24%   107,129     30,885     45,567     42,691     49,240     56,594    332,106    328,432

Interest bearing liabilities
Savings .............................   0.52%  $ 77,216   $      -   $      -   $      -   $      -   $      -   $ 77,216   $ 77,216
Interest bearing transaction accounts   0.68%    57,221          -          -          -          -          -     57,221     57,221
Time deposits .......................   2.25%   151,972     25,086      4,877      2,576        417          2    184,930    185,987
                                               --------   --------   --------   --------   --------   --------   --------   --------
Total interest bearing deposits .....   1.55%   286,409     25,086      4,877      2,576        417          2    319,367    320,424
Short term borrowings ...............   2.38%    17,960          -          -          -          -          -     17,960     17,960
Long-term debt ......................   5.53%        70      1,370        500      1,000      2,500     14,700     20,140     21,665

Item 8.  Financial Statements and Supplementary Data














                           COMMUNITY BANKSHARES, INC.





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE

Independent Auditors' Report ............................................     35
Consolidated Balance Sheets, December 31, 2003 and 2002 .................     36
Consolidated Statements of Income, Years Ended December 31,
         2003, 2002, and 2001 ...........................................     37
Consolidated Statements of Changes in Shareholders' Equity,
         Years Ended December 31, 2003, 2002, and 2001 ..................     38
Consolidated Statements of Cash Flows, Years Ended December 31,
         2003, 2002, and 2001 ...........................................     39
Notes to Consolidated Financial Statements ..............................  40-67

                          INDEPENDENT AUDITORS' REPORT


To the Shareholders and
Board of Directors of
Community Bankshares, Inc.


We have  audited  the  accompanying  consolidated  balance  sheets of  Community
Bankshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankshares, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



Columbia, South Carolina                        s\ J. W. Hunt and Company LLP
January 22, 2004

COMMUNITY BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                                                December 31,
                                                                                                                ------------
                                                                                                         2003                  2002
                                                                                                         ----                  ----
                                                                                                            (Dollars in thousands)
Assets
    Cash and due from banks ..............................................................             $ 16,554             $ 14,738
    Federal funds sold ...................................................................               25,321               23,831
                                                                                                       --------             --------
          Total cash and cash equivalents ................................................               41,875               38,569
    Interest-bearing deposits with other banks ...........................................                1,124                  511
    Securities available-for-sale ........................................................               64,864               51,156
    Securities held-to-maturity (fair value approximates
    $2,155 for 2003) .....................................................................                2,000                    -
    Other investments ....................................................................                2,038                1,910
    Loans held for sale ..................................................................                8,411               24,664
    Loans receivable, net of allowance for loan
    losses of $4,206 for 2003 and $3,573 for 2002 ........................................              327,900              302,911
    Premises and equipment - net .........................................................                6,915                6,376
    Accrued interest receivable ..........................................................                2,186                2,131
    Net deferred income tax assets .......................................................                  805                  584
    Intangible assets ....................................................................                7,650                7,896
    Prepaid expenses and other assets ....................................................                  812                  612
                                                                                                       --------             --------

          Total assets ...................................................................             $466,580             $437,320
                                                                                                       ========             ========

Liabilities
    Deposits
       Demand, non interest-bearing ......................................................             $ 59,337             $ 47,128
       Interest-bearing transaction accounts .............................................               57,221               40,963
       Savings ...........................................................................               77,216               65,660
       Certificates of deposit of $100 and over ..........................................               68,388               67,946
       Other time deposits ...............................................................              116,542              115,365
                                                                                                       --------             --------
          Total deposits .................................................................              378,704              337,062
    Short-term borrowings ................................................................               17,960               34,551
    Long-term debt .......................................................................               20,140               20,210
    Accrued interest payable .............................................................                  585                  759
    Accrued expenses and other liabilities ...............................................                1,121                1,021
                                                                                                       --------             --------
          Total liabilities ..............................................................              418,510              393,603
                                                                                                       --------             --------

    Commitments and contingent liabilities

Shareholders' equity
    Common  stock - no par  value, 12,000,000 authorized shares;
    issued and outstanding - 4,331,460 shares for 2003
    and 4,304,384 shares for 2002 ........................................................               29,402               29,090
    Retained earnings ....................................................................               18,610               14,529
    Accumulated other comprehensive income ...............................................                   58                   98
                                                                                                       --------             --------
          Total shareholders' equity .....................................................               48,070               43,717
                                                                                                       --------             --------

          Total liabilities and shareholders' equity .....................................             $466,580             $437,320
                                                                                                       ========             ========

See accompanying notes to consolidated financial statements.

COMMUNITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                                                 Years Ended December 31,
                                                                                                 ------------------------
                                                                                      2003                 2002               2001
                                                                                      ----                 ----               ----
                                                                                          (Dollars in thousands, except per share)
Interest and dividend income
    Loans, including fees .............................................            $ 22,234             $ 20,174            $ 18,110
    Interest bearing deposits with other banks ........................                  19                   36                 161
    Debt securities
       Taxable ........................................................               1,341                1,872               2,040
       Tax exempt .....................................................                 322                  217                  29
    Dividends .........................................................                  73                   98                 127
    Federal funds sold and securities
    purchased under agreements to resell ..............................                 279                  347                 734
                                                                                   --------             --------            --------
          Total interest and dividend income ..........................              24,268               22,744              21,201
                                                                                   --------             --------            --------
Interest expense
    Deposits
       Interest-bearing transaction accounts ..........................                 193                  285                 264
       Savings ........................................................                 766                  905               1,117
       Certificates of deposit of $100 and over .......................               1,568                1,876               2,415
       Certificates of deposit of less than $100 ......................               3,160                3,452               5,079
                                                                                   --------             --------            --------
          Total interest on deposits ..................................               5,687                6,518               8,875
    Short-term borrowings .............................................                 750                  478                 237
    Long-term debt ....................................................               1,123                1,123               1,149
                                                                                   --------             --------            --------
          Total interest expense ......................................               7,560                8,119              10,261
                                                                                   --------             --------            --------
Net interest income ...................................................              16,708               14,625              10,940
Provision for loan losses .............................................               1,119                1,033                 650
                                                                                   --------             --------            --------
Net interest income after provision ...................................              15,589               13,592              10,290
                                                                                   --------             --------            --------
Noninterest income
    Service charges on deposit accounts ...............................               3,349                2,760               2,058
    Mortgage brokerage income .........................................               5,198                3,655               1,033
    Gains (losses) on sales of securities .............................                (252)                 119                  31
    Deposit box rent ..................................................                  50                   39                  27
    Bank card fees ....................................................                  32                   29                  28
    Credit life insurance commissions .................................                  77                   62                  62
    Other .............................................................                 671                  530                 345
                                                                                   --------             --------            --------
          Total noninterest income ....................................               9,125                7,194               3,584
                                                                                   --------             --------            --------
Noninterest expenses
    Salaries and employee benefits ....................................               9,657                7,812               4,651
    Premises and equipment ............................................               1,804                1,444               1,009
    Marketing .........................................................                 441                  338                 266
    Regulatory fees ...................................................                 233                  205                 181
    Supplies ..........................................................                 337                  284                 166
    Director fees .....................................................                 283                  190                 162
    FDIC insurance ....................................................                  54                   50                  48
    Other .............................................................               3,123                2,142               1,327
                                                                                   --------             --------            --------
          Total noninterest expenses ..................................              15,932               12,465               7,810
                                                                                   --------             --------            --------
Income before income taxes ............................................               8,782                8,321               6,064
Provision for income taxes ............................................               3,147                2,920               2,156
                                                                                   --------             --------            --------
Net income ............................................................            $  5,635             $  5,401            $  3,908
                                                                                   ========             ========            ========

Earnings per share
    Basic .............................................................            $   1.31             $   1.42            $   1.21
    Diluted ...........................................................            $   1.27             $   1.38            $   1.20

See accompanying notes to consolidated financial statements

COMMUNITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                     Common Stock
                                                                     ------------                        Accumulated
                                                              Number of                    Retained   Other Comprehensive
                                                               Shares         Amount       Earnings      Income (Loss)        Total
                                                               ------         ------       --------      -------------        -----
                                                                          (Dollars in thousands, except per share)

Balance, January 1, 2001 .............................      3,199,180      $  15,928      $   7,342       $    (131)      $  23,139

Comprehensive income
    Net income .......................................              -              -          3,908               -           3,908
    Unrealized holding gains arising
    during the period, net of
    income tax effects of $81 ........................              -              -              -             144             144
    Reclassification adjustment,
    net of income tax effects of $11 .................              -              -              -             (20)            (20)
                                                                                                          ---------       ---------
    Total other comprehensive income .................              -              -              -               -             124
                                                                                                                          ---------
    Total comprehensive income .......................              -              -              -               -           4,032
                                                                                                                          ---------
Common stock issued in purchase
    of Resource Mortgage, Inc., net
    of issuance costs of $42 .........................         95,454          1,241              -               -           1,241
Exercise of stock options ............................          5,040             39              -               -              39
Cash dividends ($.28 per share) ......................              -              -           (904)              -            (904)
                                                            ---------      ---------      ---------       ---------       ---------
Balance, December 31, 2001 ...........................      3,299,674         17,208         10,346              (7)         27,547

Comprehensive income
    Net income .......................................              -              -          5,401               -           5,401
    Unrealized holding gains arising
    during the period, net of
    income tax effects of $102 .......................              -              -              -             181             181
    Reclassification adjustment,
    net of income tax effects of $43 .................              -              -              -             (76)            (76)
                                                                                                          ---------       ---------
    Total other comprehensive income .................              -              -              -               -             105
                                                                                                                          ---------
    Total comprehensive income .......................              -              -              -               -           5,506
                                                                                                                          ---------
Common stock issued in purchase of
    Ridgeway Bancshares, Inc., net
    of issuance costs of $178 ........................      1,000,000         11,842              -               -          11,842
Exercise of stock options ............................          4,710             40              -               -              40
Cash dividends ($.32 per share) ......................              -              -         (1,218)              -          (1,218)
                                                            ---------      ---------      ---------       ---------       ---------
Balance, December 31, 2002 ...........................      4,304,384         29,090         14,529              98          43,717

Comprehensive income
    Net income .......................................              -              -          5,635               -           5,635
    Unrealized holding losses arising
    during the period, net of
    income tax effects of $113 .......................              -              -              -            (201)           (201)
    Reclassification adjustment,
    net of income tax effects of $91 .................              -              -              -             161             161
                                                                                                          ---------       ---------
    Total other comprehensive income (loss) ..........              -              -              -               -             (40)
                                                                                                                          ---------
    Total comprehensive income .......................              -              -              -               -           5,595
                                                                                                                          ---------
Exercise of stock options ............................         27,076            312              -               -             312
Cash dividends ($.36 per share) ......................              -              -         (1,554)              -          (1,554)
                                                            ---------      ---------      ---------       ---------       ---------
Balance, December 31, 2003 ...........................      4,331,460      $  29,402      $  18,610       $      58       $  48,070
                                                            =========      =========      =========       =========       =========

See accompanying notes to consolidated financial statements.

COMMUNITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Years Ended December 31,
                                                                                                  ------------------------
                                                                                             2003           2002             2001
                                                                                             ----           ----             ----
                                                                                                    (Dollars in thousands)
Operating activities
     Net income ....................................................................      $   5,635       $   5,401       $   3,908
     Adjustments to reconcile net income to net cash provided
         (used) by operating activities
           Provision for loan losses ...............................................          1,119           1,033             650
           Depreciation ............................................................            793             643             467
           Amortization of definite-lived purchased intangibles ....................            246             123               -
           Deferred income taxes ...................................................             47             (15)           (140)
           Securities accretion and premium amortization ...........................            420               9             (23)
           (Gain) loss on sale of available-for-sale securities ....................            252            (119)            (31)
           (Increase) decrease in accrued interest receivable ......................            (55)           (369)            568
           (Decrease) increase in accrued interest payable .........................           (174)           (187)           (278)
           (Increase) decrease in prepaid expenses and other assets ................           (433)            504            (477)
           Increase (decrease) in accrued expenses and other liabilities ...........             65            (191)            522
           Originations of loans held for sale .....................................       (293,706)       (190,410)        (34,414)
           Proceeds of sales of loans held for sale ................................        309,914         176,011          34,915
                                                                                          ---------       ---------       ---------
               Net cash provided (used) by operating activities ....................         24,123          (7,567)          5,667
                                                                                          ---------       ---------       ---------
Investing activities
     Net (increase) decrease in interest-bearing deposits with other banks .........           (613)          1,865          (1,729)
     Purchases of held-to-maturity securities ......................................         (2,000)              -          (1,650)
     Purchases of available-for-sale securities ....................................        (80,633)        (91,018)        (84,959)
     Maturities of held-to-maturity securities .....................................              -             500          13,525
     Maturities of available-for-sale securities ...................................         64,145          60,831          76,111
     Proceeds from sale of available-for-sale securities ...........................          2,068          20,543           7,074
     Purchases of other investments ................................................           (352)              -               -
     Proceeds from sales of other investments ......................................            224               -               -
     Acquisitions accounted for using the purchase method ..........................              -           8,922             529
     Cash paid in connection with purchase acquisition .............................              -          (4,000)              -
     Net increase in loans made to customers .......................................        (26,063)        (76,869)        (35,113)
     Purchases of premises and equipment ...........................................         (1,332)         (1,842)         (1,164)
                                                                                          ---------       ---------       ---------
               Net cash used by investing activities ...............................        (44,556)        (81,068)        (27,376)
                                                                                          ---------       ---------       ---------
Financing activities
     Net increase in deposits ......................................................         41,642          81,629          36,622
     Net (decrease) increase in short-term borrowings ..............................        (16,591)         21,352          (6,626)
     Repayments of long-term debt ..................................................            (70)            (70)            (70)
     Exercise of stock options .....................................................            312              40              39
     Issuance costs of common stock in business combinations .......................              -            (178)            (42)
     Cash dividends paid ...........................................................         (1,554)         (1,218)           (904)
                                                                                          ---------       ---------       ---------
               Net cash provided by financing activities ...........................         23,739         101,555          29,019
                                                                                          ---------       ---------       ---------
Increase in cash and cash equivalents ..............................................          3,306          12,920           7,310
Cash and cash equivalents, beginning ...............................................         38,569          25,649          18,339
                                                                                          ---------       ---------       ---------
Cash and cash equivalents, ending ..................................................      $  41,875       $  38,569       $  25,649
                                                                                          =========       =========       =========

Supplemental disclosures of cash flow information
Cash payments for interest expense .................................................      $   7,734       $   8,306       $  10,539
Cash payments for income taxes .....................................................          3,054           3,130           2,240

Supplemental disclosures of non-cash investing activities
Transfers of loans receivable to other real estate .................................      $     353       $     219       $     267
Fair value of common stock issued in business combinations .........................              -          12,020           1,283
Other comprehensive income (loss) ..................................................            (40)            105             124

See accompanying notes to consolidated financial statements.

COMMUNITY BANKSHARES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

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

In November 2001, the Corporation acquired all the common stock of Resource Mortgage Inc., a Columbia, South Carolina based mortgage company. The Corporation issued 95,454 shares of its common stock in exchange for 100% of the common stock of Resource Mortgage Inc. The subsidiary was renamed Community Resource Mortgage, Inc. (CRM).

In July 2002, Ridgeway Bancshares, Inc., the holding company for the Bank of Ridgeway (BOR), merged into the Corporation. The Corporation issued 1,000,000 shares of its common stock and paid $4,000,000 cash in exchange for 100% of the common stock of Ridgeway Bancshares, Inc. The transaction was consummated on July 1, 2002.

The Banks and CRM operate as wholly-owned subsidiaries of the Corporation with separate Boards of Directors and operating policies and they provide a variety of financial services to individuals and businesses throughout South Carolina. The primary deposit products are checking, savings and term certificate accounts. The primary lending products are consumer, commercial and mortgage loans.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK Most of the Corporation's activities are with customers located within South Carolina. Note 4 discusses the types of securities the Corporation purchases. Note 6 discusses the types of lending in which the Corporation engages. The Banks grant commercial, consumer and residential loans to customers throughout South Carolina. Although the Banks have diversified loan portfolios, a substantial portion of their debtors' ability to honor their contracts is dependent upon the economies of various South Carolina communities. The mortgage company originates and sells loans into the secondary market; it sometimes maintains loans for its own portfolio on a limited basis.

CASH AND CASH EQUIVALENTS For purposes of the consolidated statements of cash flows, the Corporation has defined cash and cash equivalents as those amounts included in the balance sheets under the caption, "Cash and due from banks" and "Federal funds sold," all of which mature within ninety days.

INTEREST-BEARING DEPOSITS WITH OTHER BANKS Interest-bearing deposits with other banks generally mature within one year and are carried at cost.

SECURITIES Securities that management has both the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. The Corporation has made a management decision generally to avoid acquiring further held-to-maturity securities. Securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, increase in regulatory capital, or other similar factors, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on securities available-for-sale are excluded from earnings and reported in other comprehensive income. Gains and losses on the sale of securities available-for-sale are recorded on the trade date and are determined using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.

Interest and dividends on securities, including the amortization of premiums and
the  accretion  of  discounts,   are  reported  in  interest  and  dividends  on
securities.

No securities are being held for short-term resale; therefore, the Corporation does not currently use a trading account classification.

LOANS HELD FOR SALE The Corporation originates loans held for sale, generally without recourse, to other financial institutions under commitments or other arrangements in place prior to loan origination. Sales are completed at or near the loan origination date.

Loans originated and intended for sale in the secondary market are generally residential mortgage loans and are carried at the lower of cost or estimated fair value in the aggregate. Gains and losses, if any, on the sale of such loans are determined using the specific identification method. All fees and other income from these activities are recognized in income when loan sales are completed.

LOANS RECEIVABLE The Corporation grants mortgage, commercial and consumer loans to customers. The ability of the Corporation's debtors to honor their contracts is dependent upon the general economic conditions in its market areas. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are carried at principal amounts outstanding, increased or reduced by deferred net loan costs or fees and any unamortized purchase premiums or discounts. Interest income on loans is recognized using the interest method based upon the principal amounts outstanding. Loan origination and commitment fees and certain direct loan origination costs (principally salaries and employee benefits) are deferred and amortized as an adjustment of the related loan's yield. Generally, these amounts are amortized over the contractual life of the related loans or commitments.

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

Other consumer loans are charged off at the time the loan is 120 days delinquent. Generally, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

ALLOWANCE FOR LOAN LOSSES The allowance for loan losses is established through a provision for loan losses charged against earnings as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management of each Bank reviews its allowance for loan losses in three broad categories: commercial and industrial, loans secured by real estate and loans to individuals, and assigns an estimated percentage factor to each in the determination of the estimate of the allowance for loan losses. Where the Banks' internal and external loan review programs identify loans that are subject to specific weaknesses such loans are reviewed for a specific loan loss allowance.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the known circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

DERIVATIVE FINANCIAL INSTRUMENTS

On January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This Statement requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value.

In April, 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Among other requirements, this Statement provides that loan commitment contracts entered into or modified after June 30, 2003 that relate to the origination of mortgage loans that will be held for sale shall be accounted for as derivative instruments by the issuer of the loan commitment. The Corporation issues mortgage loan rate lock commitments to potential borrowers to facilitate its origination of home mortgage loans that are intended to be sold. Between the time that the Corporation issues its commitments and the time that the loans close and are sold, the Corporation is subject to variability in the selling prices related to those commitments due to changes in market rates of interest. However, the Corporation offsets this variability through the use of so-called "forward sales contracts" to investors in the secondary market. Under these arrangements, an investor agrees to purchase the closed loans at a predetermined price. The Corporation generally enters into such forward sales contracts at the same time that rate lock commitments are issued. These arrangements are designated as fair value hedges. These derivative financial instruments are carried in the balance sheet at estimated fair value and changes in the estimated fair values of these derivatives are recorded in the statement of income in net gains or losses on loans held for sale. Because the Corporation has effectively matched its forward sales contracts to investors and rate lock commitments to potential borrowers, no net gains or losses due to changes in market interest rates have been recorded in the statement of income for 2003.

Derivative financial instruments are written in amounts referred to as notional amounts. Notional amounts provide only the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. The table below presents the notional principal amounts of rate lock commitments and forward sales contracts as of December 31, 2003, and the estimated fair values of those financial instruments included in other assets and liabilities in the balance sheet as of that date.

                                                                                                    December 31, 2003
                                                                                                    -----------------
                                                                                          Notional Amount       Estimated Fair Value
                                                                                          ---------------       --------------------
                                                                                                  (Dollars in thousands)

Commitments to originate loans to be held for sale .................................         $(8,817)                $   (35)
Forward sales commitments ..........................................................           8,817                      35
                                                                                             -------                 -------
              Total ................................................................         $     -                 $     -
                                                                                             =======                 =======

The SEC staff has indicated that all loan commitments related to mortgage loans that will be held for sale and that are originated after March 31, 2004 must be considered to be written options from the prospective lender's perspective. Therefore, the prospective lender thereafter must report the fair values of such written options as a liability, with an offsetting expense recognized to the extent that compensation has not been received, in the prospective lender's financial statements. Such commitments would continue to be reported as liabilities until expiration or fulfillment of the commitment. Adoption of this accounting change is not expected to have any material adverse or beneficial effect on the Corporation's financial condition or its results of operation.

STOCK-BASED COMPENSATION Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation's stock option plans have no intrinsic value at the grant date, and under APB Opinion No. 25 no compensation cost is recognized for them. The Corporation has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. The Corporation currently has no intentions to discontinue using the APB Opinion No. 25 methodology.

Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS No. 123, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:


                                                                                             Years Ended December 31,
                                                                                             ------------------------
                                                                                    2003                2002                 2001
                                                                                    ----                ----                 ----
                                                                                        (Dollars in thousands, except per share)

Net income, as reported ............................................            $   5,635            $   5,401            $   3,908
Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of any related tax effects ................................                    -                    -                 (582)
                                                                                ---------            ---------            ---------
Pro forma net income ...............................................            $   5,635            $   5,401            $   3,326
                                                                                =========            =========            =========

Net income per share, basic
     As reported ...................................................            $    1.31            $    1.42            $    1.21
     Pro forma .....................................................                 1.31                 1.42                 1.03
Net income per share, assuming dilution
     As reported ...................................................            $    1.27            $    1.38            $    1.20
     Pro forma .....................................................                 1.27                 1.38                 1.02


OTHER REAL ESTATE Other real estate, which is included in other assets, consists of properties acquired through foreclosure or in full or partial satisfaction of the related loan and is held for sale.

Other real estate is initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, management periodically performs valuations and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.

PREMISES AND EQUIPMENT Premises and equipment are stated at cost, less accumulated depreciation computed principally on the straight-line method over the estimated useful lives of the assets. Useful lives of assets are outlined below:

   Buildings                                                     32 - 40 years
   Building components                                            5 - 30 years
   Vault doors, safe deposit boxes, night depository, etc.       32 - 40 years
   Furniture, fixtures and equipment                              5 - 25 years


INCOME TAXES Deferred income tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

OFF-BALANCE-SHEET CREDIT RELATED FINANCIAL INSTRUMENTS In the ordinary course of business the Banks enter into commitments to extend credit and grant standby letters of credit. Such off-balance-sheet financial instruments are recorded in the consolidated financial statements when they are funded.

SEGMENTS Community Bankshares, Inc. through its banking subsidiaries, ONB, SNB, FNB, BOR and its mortgage subsidiary, CRM, provides a broad range of financial services to individuals and businesses in South Carolina. These services include demand, time, and savings deposits; lending services; ATM processing; and similar financial services. While the Corporation's decision makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, the subsidiary operations are not considered by management to comprise more than one reportable operating segment.

COMPREHENSIVE INCOME Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available-for-sale, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Currently, the Corporation's only components of other comprehensive income (loss) are unrealized gains (losses) on securities available-for-sale.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Asset Retirement Obligations FASB Statement No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Statement requires recording the fair value of a liability for an asset retirement obligation in the period in which it is incurred, along with increasing the carrying amount and depreciation of the related asset. This Statement was effective for financial statements issued for fiscal years beginning after June 15, 2002, with earlier application encouraged. The adoption of this Statement as of January 1, 2003 did not have any material adverse or beneficial effect on the consolidated financial position or results of operations of the Corporation.

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections FASB Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," addresses financial accounting and reporting for extinguishment of debt and for certain lease modifications that have economic effects similar to sale-leaseback transactions. This Statement requires that gains and losses from debt extinguishments that are part of an entity's recurring operations not be accounted for as extraordinary items. Furthermore, gains and losses from debt extinguishments that are not part of an entity's recurring operations are required to be evaluated using the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of

Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," to determine whether extraordinary treatment is warranted for those transactions. The provisions of this Statement related to debt extinguishments were required to be applied in fiscal years beginning after May 15, 2002, with early application encouraged. Restatement is required for amounts that previously were classified as extraordinary, but that do not meet the criteria in Opinion No. 30 for extraordinary treatment. The Statement's other provisions were required to be applied either to transactions occurring after May 15, 2002 or for financial statements issued on or after May 15, 2002, with early application encouraged. The adoption of the provisions of FASB No. 145 as of their effective dates did not have any material adverse or beneficial effect on the consolidated financial position or results of operations of the Corporation.

Accounting for Costs Associated with Exit or Disposal Activities FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issues Nos. 88-10 and 94-3. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when the liability is incurred, rather than the previous recognition of a liability at the date that an entity committed to an exit plan. The provisions of this Statement were effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of Statement No. 146 as of January 1, 2003 did not have any material adverse or beneficial effect on the consolidated financial position or results of operations of the Corporation.

Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others The FASB issued its Interpretation 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for
Guarantees, Including Indirect Guarantees of Indebtedness of Others," which addresses a guarantor's measurement and recognition of its liabilities under certain guarantee transactions at inception and provides for new disclosures regarding the nature and extent of such guarantees. The disclosure requirements were effective for interim and annual financial statements ending after December 15, 2002. FIN 45's initial recognition and measurement provisions were effective prospectively; that is, for guarantees issued or modified on or after January 1, 2003. The adoption of the disclosure provisions of this Interpretation as of December 31, 2002 had no material adverse or beneficial effect on the consolidated financial position or results of operations of the Corporation. Furthermore, the adoption of the Interpretation's measurement and recognition provisions as of January 1, 2003 did not have any material adverse or beneficial effect on the Corporation's consolidated financial position or results of operations.

Consolidation of Variable Interest Entities FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," provides a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 requires that if a business enterprise has a controlling financial interest in a VIE, the assets, liabilities and results of the activities of the VIE must be included in the consolidated financial statements of a business enterprise. This interpretation also requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. VIEs that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 was effective immediately for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation does not apply to securitization structures that are qualified special purpose entities as defined within FASB Statement No. 140. Management does not believe that adoption of this Interpretation has had, or will have, any material adverse or beneficial effect on the Corporation's consolidated financial position or results of operations.

Amendment of FASB Statement No. 133 The FASB issued its Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting and disclosure for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FASB Statement No. 133. This Statement was effective for contracts entered into or modified after June 30, 2003, except in certain circumstances, and for hedging relationships designated after June 30, 2003. Adoption of this Statement did not have a material adverse or beneficial effect on the Corporation's consolidated financial position or results of operations.

Financial Instruments with Characteristics of both Liabilities and Equity FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in FASB Statement No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 30, 2003. Adoption of this Statement had no material adverse or beneficial effect on the Corporation's consolidated financial position or results of operations.

ADVERTISING COSTS The cost of advertising is expensed as incurred.

OTHER  Certain  amounts   previously   reported  in  the  statements  have  been
reclassified to conform to the current year's presentation and disclosure requirements. These reclassifications had no effect on reported net income or retained earnings.


NOTE 3 - CASH AND DUE FROM BANKS

The Banks are required to maintain average reserve balances with the Federal Reserve or in available cash. The average daily reserve balance requirements at December 31, 2003 and 2002 were approximately $2,140,000 and $1,800,000, respectively. At December 31, 2003, the Corporation had cash balances with correspondent banks totaling approximately $10,140,000, of which $1,303,000 was fully insured by the FDIC.


NOTE 4 - SECURITIES

Securities consist of the following:

                                                                                       December 31,
                                                                                       ------------
                                                                    2003                                            2002
                                                                    ----                                            ----
                                                             Gross       Gross                          Gross      Gross
                                                          Unrealized  Unrealized Estimated           Unrealized Unrealized Estimated
                                                Amortized   Holding     Holding    Fair   Amortized    Holding    Holding    Fair
                                                  Cost       Gains      Losses     Value     Cost       Gains     Losses     Value
                                                  ----       -----      ------     -----     ----       -----     ------     -----
                                                                                  (Dollars in thousands)
Securities available-for-sale
U.S. Treasury and U.S.
         Government agencies ...............    $56,633    $   146    $   302    $56,477    $41,488    $    43        $ -    $41,531
States and political
        subdivisions .......................      8,140        249          2      8,387      9,514        115          4      9,625
                                                -------    -------    -------    -------    -------    -------    -------    -------
        Total securities
            available-for-sale .............    $64,773    $   395    $   304    $64,864    $51,002    $   158    $     4    $51,156
                                                =======    =======    =======    =======    =======    =======    =======    =======

Securities held-to-maturity
States and political
        subdivisions .......................    $ 2,000    $   155    $     -    $ 2,155    $     -    $     -    $     -    $     -
                                                -------    -------    -------    -------    -------    -------    -------    -------
        Total securities
            held-to-maturity ...............    $ 2,000    $   155    $     -    $ 2,155    $     -    $     -    $     -    $     -
                                                =======    =======    =======    =======    =======    =======    =======    =======

The amortized cost and fair value of debt securities at December 31, 2003 and 2002, by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                             December 31,
                                                                                             ------------
                                                                                2003                               2002
                                                                                ----                               ----
                                                                     Amortized        Estimated          Amortized        Estimated
                                                                        Cost          Fair Value           Cost           Fair Value
                                                                        ----          ----------           ----           ----------
                                                                                       (Dollars in thousands)
Securities available-for-sale
Due within one year ........................................           $ 3,031           $ 3,033           $ 4,011           $ 3,970
Due after one through five years ...........................            39,540            39,584            38,185            36,701
Due after five through ten years ...........................            21,186            21,267             8,764            10,445
Due after ten years ........................................             1,016               980                42                40
                                                                       -------           -------           ------            ------
     Total securities available-for-sale ...................           $64,773           $64,864           $51,002           $51,156
                                                                       =======           =======           =======           =======

Securities held-to-maturity
Due after five through ten years ...........................           $ 2,000           $ 2,155           $     -           $     -
                                                                       -------           -------           ------            ------
     Total securities held-to-maturity .....................           $ 2,000           $ 2,155           $     -           $     -
                                                                       =======           =======           ======            ======


The following table provides information about the Corporation's securities holdings which were maintained in an unrealized loss condition as of December 31, 2003:


                                                                Countinuously in Unrealized Loss Position for a Period of
                                                                ---------------------------------------------------------
                                                       Less than 12 Months           12 Months or more                Total
                                                       -------------------           -----------------                -----

                                                                   Unrealized                  Unrealized                 Unrealized
                                                       Fair Value    Loss         Fair Value     Loss        Fair Value      Loss
                                                       ----------    ----         ----------     ----        ----------      ----
                                                                                          (Dollars in thousands)
U.S. Treasury and U.S.
  Government agencies ..........................       $17,132       $   293       $   528       $     9       $17,660       $   302
States and political subdivision- ..............             -                         204             2           204             2
                                                       -------       -------       -------       -------       -------       -------
Total securities ...............................       $17,132       $   293       $   732       $    11       $17,864       $   304
                                                       =======       =======       =======       =======       =======       =======

Unrealized losses reflected in this table generally are the result of interest rate changes that have occurred since the securities were purchased. No loss is expected on any of these securities if they are held until their maturities.

At December 31, 2003 and 2002, investment securities with a carrying value of $31,418,000 and $36,918,000, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required and permitted by law.

For the years ended December 31, 2003, 2002 and 2001, proceeds from sales of securities available-for-sale amounted to $2,068,000, $20,543,000 and $7,074,000, respectively. Gross realized gains totaled $73,000, $122,000 and $31,000, respectively. Gross realized losses were $325,000, $3,000 and $0, respectively. The tax benefit (provision) applicable to the net realized gains and losses amounted to $90,000, $(43,000) and $(11,000), respectively.


NOTE 5 - OTHER INVESTMENTS

Other investments consist of restricted stocks of the Federal Reserve Bank of Richmond, the Federal Home Loan Bank of Atlanta, and correspondent Bankers Banks which are carried at cost. Management periodically evaluates these investments for impairment, with any appropriate downward adjustments being made when necessary.

NOTE 6 - LOANS RECEIVABLE

The following is a summary of loans by category:

                                                             December 31,
                                                             ------------
                                                         2003             2002
                                                         ----             ----
                                                        (Dollars in thousands)

Commercial, financial and agricultural .........      $  84,844       $  78,210
Real estate- construction ......................         23,590          23,345
Real estate - mortgage .........................        188,530         168,499
Consumer installment ...........................         35,142          36,430
                                                      ---------       ---------
     Total .....................................        332,106         306,484
Allowance for loan losses ......................         (4,206)         (3,573)
                                                      ---------       ---------
     Loans - net ...............................      $ 327,900       $ 302,911
                                                      =========       =========


The loan portfolio included fixed rate and adjustable rate loans totaling $194,550,000 and $137,556,000 respectively, at December 31, 2003.

Overdrawn demand deposits totaling $564,000 and $748,000 have been reclassified as loan balances at December 31, 2003 and 2002, respectively.

Gross proceeds on sales of mortgage loans originated for resale were approximately $309,914,000, $176,011,000, and $34,915,000 for the years ended
December 31, 2003, 2002, and 2001, respectively. Income from this activity is recognized as mortgage brokerage income.

Loans outstanding to directors, executive officers, principal holders of equity securities, or to any of their associates totaled $7,416,000 at December 31, 2003 and $11,037,000 at December 31, 2002. A total of $9,269,000 in loans were made or added, while a total of $12,890,000 were repaid or deducted during 2003. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. Changes in the composition of the board of directors or the group comprising executive officers also result in additions to or deductions from loans outstanding to directors, executive officers or principal holders of equity securities.

As of December 31, 2003 and 2002, there were no significant concentrations of credit risk in any single borrower or groups of borrowers. The Corporation's loan portfolio consists primarily of extensions of credit to businesses and individuals in its local market areas in Orangeburg, Sumter, Florence, Richland, Fairfield and Anderson counties of South Carolina. The Banks and CRM regularly monitor various segments of their credit portfolios to assess potential concentration risks and to obtain collateral when considered necessary.

Changes in the allowance for loan losses were as follows:


                                                    Years Ended December 31,
                                                    ------------------------
                                                 2003         2002         2001
                                                 ----         ----         ----
                                                    (Dollars in thousands)

Balance at January 1 .......................    $ 3,573     $ 2,830     $ 2,424
Changes incident to merger activities ......          -         444          28
Provision charged to expense ...............      1,119       1,033         650
Recoveries .................................        174          38          35
Charge-offs ................................       (660)       (772)       (307)
                                                -------     -------     -------
Balance at December 31 .....................    $ 4,206     $ 3,573     $ 2,830
                                                =======     =======     =======

The following is summary information pertaining to impaired loans:

                                                                                                                 December 31,
                                                                                                                 ------------
                                                                                                             2003           2002
                                                                                                             ----           ----
                                                                                                            (Dollars in thousands)

Impaired loans without a valuation allowance .................................................             $    -             $    -
Impaired loan with a valuation allowance .....................................................              2,595                796
                                                                                                           ------             ------
    Total impaired loans .....................................................................             $2,595             $  796
                                                                                                           ======             ======
Allowance for loan losses on impaired loans at year end ......................................             $  389             $  119
                                                                                                           ======             ======

Average total investment in impaired loans during the year ...................................             $1,983             $  862
Cash basis interest income recognized on impaired loans during year ..........................                  -                  -


No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual, past due loans, and other real estate at December 31, 2003 and 2002, were as follows:


                                                               December 31,
                                                               ------------
                                                            2003           2002
                                                            ----           ----
                                                          (Dollars in thousands)

Nonaccrual loans .......................................   $2,595        $  796
Accruing 90 days or more past due ......................      146         1,740
                                                           ------        ------
       Total ...........................................   $2,741        $2,536
                                                           ======        ======
       Total as a percentage of outstanding loans ......     0.83%         0.83%
Other real estate ......................................   $  327        $  219
                                                           ======        ======



Gross interest income that would have been recorded for the years ended December 31, 2003, 2002, and 2001 if nonaccrual loans had been performing in accordance with their original terms was approximately $117,000, $39,000, and $7,000, respectively.


NOTE 7 - PREMISES AND EQUIPMENT AND OPERATING LEASES

Premises and equipment at December 31, 2003 and 2002, consist of the following:


                                                              December 31,
                                                              ------------
                                                           2003           2002
                                                           ----           ----
                                                         (Dollars in thousands)

Land ...........................................         $ 1,260         $ 1,149
Buildings and components .......................           3,884           3,975
Furniture, fixtures and equipment ..............           5,713           4,719
                                                         -------         -------
     Total .....................................          10,857           9,843
Less, accumulated depreciation .................           3,942           3,467
                                                         -------         -------
     Premises and equipment - net ..............         $ 6,915         $ 6,376
                                                         =======         =======


Depreciation expense was approximately $793,000, $643,000, and $467,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

As  of  December  31,  2003  future  minimum  rent  commitments   under  various
noncancelable operating leases are as follows:

                        Year                          Amount
                        ----                          ------
                           (Dollars in thousands)

                   2004 ........................    $   182
                   2005 ........................        182
                   2006 ........................        186
                   2007 ........................        172
                   2008 ........................         91
              Thereafter .......................    $ 1,978
                                                    -------
                        Total ..................    $ 2,791
                                                    =======


Total rent expense for the years ended December 31, 2003, 2002 and 2001 was $205,000, $149,000 and $67,000, respectively.


NOTE 8 - INTANGIBLE ASSETS

Changes in the carrying amounts of goodwill for the years ended December 31, 2003 and 2002 are as follows:



                                                        Years Ended December 31,
                                                        ------------------------
                                                         2003               2002
                                                         ----               ----
                                                          (Dollars in thousands)

Balance, beginning of year .......................       $4,321         $1,260
Goodwill acquired during the year ................            -          3,061
Impairment losses ................................            -              -
                                                         ------         ------
Balance, end of year .............................       $4,321         $4,321
                                                         ======         ======

Goodwill is tested for impairment annually by an independent consulting firm. As of December 31, 2003, no impairment has been determined.

As part of the valuation of Ridgeway Bancshares, Inc., conducted by a third party firm, a core deposit intangible was computed. All amortizable intangible assets are evaluated annually to determine whether any revisions of their estimated useful lives are warranted. For the years ended December 31, 2003 and 2002, and in 2001, no such revisions have resulted.

The following tables present the gross carrying amounts and accumulated amortization for the Corporation's amortizable intangible assets as of December 31, 2003 and 2002, and the estimated amounts of amortization expense to be recognized for each of the five succeeding fiscal years, as of December 31, 2003 and 2002. Such assets are being amortized on a straight-line basis over fifteen years.

                                                                                           December 31,
                                                                                           ------------
                                                                                2003                            2002
                                                                                ----                            ----
                                                                         Gross                           Gross
                                                                       Carrying       Accumulated      Carying        Accumulated
                                                                        Amount        Amortization      Amount        Amortization
                                                                        ------        ------------      ------        ------------
                                                                                        (Dollars in thousands)
Amortizable intangible asset class
Core deposit intangible ....................................            $3,698           $  369          $3,698            $  123
                                                                        ======           ======          ======            ======


Estimated amounts of amortization expense to be recognized in each of the next five succeeding years:

                                              Amount as of       Amount as of
                                              December 31,       December 31,
                                                  2003              2002
                                              ------------       ------------

                   Year
                                                 (Dollars in thousands)

                   2004                          $ 246              $ 246
                   2005                            246                246
                   2006                            246                246
                   2007                            246                246
                   2008                            246                  -




NOTE 9 - DEPOSITS

At December 31, 2003, the scheduled maturities of time deposits are as follows:

                            Year                              Amount
                            ----                              ------
                                    (Dollars in thousands)

                             2004                           $ 151,972
                             2005                              25,086
                             2006                               4,877
                             2007                               2,576
                             2008                                 417
                        Thereafter                                  2
                                                                    -
                                  Total                     $ 184,930
                                                            =========


         Deposits of directors and officers and their related business interests totaled approximately $6,982,000 and $5,074,000 at December 31, 2003 and 2002, respectively.


NOTE 10 - SHORT-TERM BORROWINGS

The Corporation's short-term borrowings generally consist of federal funds purchased, securities sold under agreements to repurchase, warehouse lines of credit used to finance the mortgage subsidiary's operations and other borrowings under short-term credit facilities. Federal funds purchased and securities sold under agreements with customers to repurchase generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Corporation monitors the fair value of the underlying securities on a daily basis and it is the Banks' policy to maintain a collateral value greater than the principal and accrued interest of the transaction. All securities underlying these agreements are institution-owned securities.

Warehouse lines of credit consist of $6,749,000 borrowed by Community Resource Mortgage, Inc. at the one month LIBOR rate plus 1.95% and $994,000 borrowed with interest at the one month LIBOR rate plus an additional amount that ranges from 2.25% to 5.25% based on the number of days that each underlying loan is outstanding. In related credit agreements, CRM and the Corporation have agreed to certain covenants including: maintenance of certain minimum levels of tangible net worth and liquidity, restricting additional borrowing from other lenders, maintaining minimum levels of errors and omissions and fidelity insurance, maintaining certain quality standards of mortgage loan documentation and practices, and restrictions on merger or sale of assets, change in management, permitting liens on other assets or guaranteeing the indebtedness of others. The loan agreements also contain certain curtailment provisions that require the repayment of advances under the lines at predetermined intervals. The unaffiliated warehouse lenders each have security interests in the approximately $7,673,000 in loans held for sale financed through those borrowing arrangements. Additional availability under the warehouse lines of credit totaled $32,257,000 as of December 31, 2003.

Other short-term credit facilities consist of $1,492,000 borrowed by the mortgage subsidiary for its general corporate purposes at the prime rate under an unsecured line of credit arrangement and $635,000 borrowed by the Corporation for its general corporate purposes at the prime rate. Additional credit availabilities under these lines of credit totaled $1,573,000 as of December 31, 2003. Each line is with an unaffiliated financial institution.

Each of the mortgage subsidiary's warehouse and other lines of credit are guaranteed by the Corporation.

Short-term borrowings are summarized as follows:

                                                                December 31,
                                                                ------------
                                                             2003          2002
                                                             ----          ----
                                                          (Dollars in thousands)

Securities sold under agreements to repurchase .........     $ 8,090     $16,302
Warehouse lines of credit ..............................       7,743      18,249
Other short-term debt ..................................       2,127           -
                                                             -------     -------
Total ..................................................     $17,960     $34,551
                                                             =======     =======


The following summarizes information about short-term borrowings during each of the periods presented:

                                                               December 31,
                                                               ------------
                                                            2003          2002
                                                            ----          ----
                                                          (Dollars in thousands)

Outstanding at year-end ..............................     $17,960      $34,551
Interest rate at year-end ............................        2.38%        3.93%
Interest expense .....................................     $   750      $   478
Maximum month-end balance during the year ............     $39,379      $40,474
Average amount outstanding during the year ...........     $29,026      $18,712
Weighted average interest rate during the year .......        2.58%        2.55%

NOTE 11 - LONG-TERM DEBT

Long-term debt consists of advances from the Federal Home Loan Bank of Atlanta ("FHLB"). Interest rates associated with such borrowings outstanding as of December 31, 2003 are generally fixed at rates ranging from 4.45% to 7.04%. Collateral for the borrowings consists of blanket liens on the Banks' one-to-four family residential loans and all of the Banks' stock in the FHLB. Such collateral was carried in the consolidated balance sheet at approximately $54,623,000 and $54,010,000 at December 31, 2003 and 2002, respectively.
Required future principal reductions of the Corporation's Federal Home Loan Advances are summarized as follows:

                               Year                     Amount
                               ----                     ------
                                   (Dollars in thousands)

                                2004                      $ 70
                                2005                     1,370
                                2006                       500
                                2007                     1,000
                                2008                     2,500
                          Thereafter                    14,700
                                                        ------
                                     Total            $ 20,140
                                                      ========



Under the blanket lien agreements, the Banks collectively have the ability to borrow an additional $20,209,000 from the FHLB as of December 31, 2003. Any such borrowings would be subject to the FHLB's normal approval process and would be subject to interest rates established by the FHLB at the time of each such transaction. The FHLB may terminate the availability at any time.


NOTE 12 - STOCK OPTIONS AND DIVIDEND REINVESTMENT SHARES

Under the Corporation's Dividend Reinvestment Plan, shareholders may reinvest all or part of their cash dividends in shares of common stock and also purchase additional shares of common stock. During the three-year period ended December 31, 2003 all shares purchased under this plan were purchased in the market, not issued by the Corporation.

At December 31, 2003, 205,183 common shares were reserved for issuance pursuant to an employee stock option plan and 624,655 common shares were reserved for issuance pursuant to the dividend reinvestment and additional stock purchase plan.

During 2001, the Corporation amended its 1997 Stock Option Plan (the "Plan") to increase by 200,000 shares the number of shares reserved for issuance upon exercise of options and to permit participation in the plan by non-employee directors. During 2003, the Corporation amended the Plan to increase by 300,000 shares the number of shares reserved for issuance upon exercise of employee incentive stock options. Under the Plan, as amended, up to 785,600 shares of common stock were authorized to be granted to selected officers, other employees, and non-employee directors of the Corporation and/or its subsidiaries pursuant to exercise of incentive and nonqualified stock options. Of such shares, 590,050 were reserved for issuance pursuant to exercise of incentive stock options and 195,550 were reserved for issuance pursuant to exercise of nonqualified stock options.

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

A summary of the status of options issued pursuant to the Corporation's stock option plan is presented below:

                                                                              Years Ended December 31,
                                                                              ------------------------
                                                              2003                        2002                       2001
                                                              ----                        ----                       ----
                                                                     Weighted                  Weighted                    Weighted
                                                     Number of       Average    Number of       Average    Number of       Average
                                                      Shares         Exercise    Shares        Exercise     Shares         Exercise
                                                      ------         --------    ------        --------     ------         --------
Outstanding at beginning of year ............        384,667      $   11.26     396,718      $   11.21     213,554        $   11.34
Granted .....................................        195,750          18.85           -           -        191,300            11.00
Exercised ...................................        (27,076)         11.57      (4,500)          8.63      (5,040)            7.62
Forfeited or expired ........................         (9,350)         18.85      (7,551)         10.26      (3,096)           12.48
                                                     -------                    -------                    -------
Outstanding at end of year ..................        543,991      $   13.85     384,667      $   11.26     396,718        $   11.21
                                                     =======                    =======                    =======

Options exercisable at year end .............        357,591      $   11.24     384,667      $   11.26     205,418        $   11.41


The weighted average fair values of options granted each year are computed using the Black-Scholes option pricing model using the assumptions detailed below:


                                                   Years Ended December 31,
                                                   ------------------------
                                                  2003         2002      2001
                                                  ----         ----      ----
Weighted average fair value of options
      granted during the year ...............  $    4.33     $    -   $    4.32
Risk-free interest rate .....................       3.72%      0.00%       5.05%
Expected life (years) .......................       6.01          -        7.00
Expected volatility .........................      24.01%      0.00%      32.81%
Yield .......................................       2.00%      0.00%       1.21%



The following table summarizes information about the options outstanding:


                                                                                     December 31, 2003
                                                                                     -----------------
                                                                  Options Outstanding                     Options Exercisable
                                                                  -------------------                     -------------------
                                                                       Weighted
                                                                        Average        Weighted                          Weighted
                                                                        Remaining       Average                          Average
                                                        Number        Contractual Life  Exercise         Number          Exercise
                     Range of Exercise Prices          Outstanding       (Years)         Price         Outstanding         Price
                     ------------------------          -----------       -------         -----         -----------         -----
                       $ 7.62  to $ 11.00               219,160            6.3        $   10.24         219,160           $  10.24
                        12.83       18.85               324,831            7.8            16.28         138,431              12.83
                                                        -------                                         -------
                                                        543,991            7.3        $   13.93         357,591          $   11.24
                                                        =======                                         =======



The Corporation applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized.

NOTE 13 - INCOME TAXES

The Corporation files consolidated federal income tax returns on a calendar-year basis.

The provision for income taxes consists of the following:

                                                      Years Ended December 31,
                                                      ------------------------
                                                    2003       2002       2001
                                                    ----       ----       ----
                                                      (Dollars in thousands)
Current
      Federal ..................................   $ 2,820   $ 2,687    $ 2,121
      State ....................................       280       248        175
                                                   -------   -------    -------
                   Total current ...............     3,100     2,935      2,296
                                                   -------   -------    -------

Deferred .......................................        47       (15)      (140)
                                                   -------   -------    -------
                   Total income tax expense ....   $ 3,147   $ 2,920    $ 2,156
                                                   =======   =======    =======

The provision for income taxes differs from that computed by applying federal statutory rates at 34% to income before income tax expense as indicated in the following summary:


                                                                                               Years Ended December 31,
                                                                                               ------------------------
                                                                                  2003                  2002                  2001
                                                                                  ----                  ----                  ----
                                                                                                 (Dollars in thousands)

Tax expense at statutory rate ....................................              $ 2,986               $ 2,829               $ 2,062
State income tax, net of federal
    income tax benefit ...........................................                  174                   156                   121
Tax-exempt interest income .......................................                 (136)                  (78)                  (16)
Amortization of organization costs and
    core deposit intangibles .....................................                   63                    25                   (16)
Other, net .......................................................                   60                   (12)                    5
                                                                                -------               -------               -------
            Total ................................................              $ 3,147               $ 2,920               $ 2,156
                                                                                =======               =======               =======

Temporary differences, which give rise to deferred tax assets and liabilities, are as follows:

                                                                December 31,
                                                                ------------
                                                             2003          2002
                                                             ----          ----
                                                          (Dollars in thousands)
Deferred tax assets
      Allowance for loan losses ..........................  $1,378        $1,131
      Preopening costs ...................................       -             5
      Other ..............................................      82             1
                                                            ------        ------
                   Gross deferred tax assets .............   1,460         1,137
      Valuation allowance ................................       -             -
                                                            ------        ------
                   Total .................................   1,460         1,137
                                                            ------        ------

Deferred tax liabilities
      Accelerated depreciation ...........................     462           206
      Accretion ..........................................      10             9
      Unrealized net holding gains on
        available-for-sale securities ....................      30           298
      Purchase adjustments - securities ..................      92             -
      Purchase adjustments - loans .......................      61             -
      Fair value effect of business combination ..........       -            40
                                                            ------        ------
                   Gross deferred tax liabilities ........     655           553
                                                            ------        ------
Net deferred income tax assets ...........................  $  805        $  584
                                                            ======        ======


NOTE 14 - EMPLOYEE BENEFIT PLANS

The Corporation provides a defined contribution plan with an Internal Revenue Code Section 401(k) provision. All employees who have completed 500 hours of service during a six-month period and have attained age 21 may participate in the plan.

A participant may elect to make tax deferred contributions up to a maximum of 12% of eligible compensation. The Corporation will make matching contributions on behalf of each participant for 100% of the elective deferral, not exceeding 3% of the participant's compensation. The Corporation may also make additional contributions determined at the discretion of the Board of Directors.

The Corporation's contributions for 401(k) related profit sharing for the years ended December 31, 2003, 2002, and 2001 totaled approximately $170,000, $132,000, and $146,000, respectively. Since 2001, the senior officers of the Corporation are no longer included in this profit sharing program.

The Bank of Ridgeway maintains a defined benefit pension plan covering the majority of its employees. This plan was in place prior to the Corporation's acquisition of Ridgeway Bancshares, Inc. in 2002. Because there are no such plans for the Corporation's other subsidiaries, and there are no plans to establish any other such plans, the Corporation froze benefit accruals and discontinued additional participation and voluntary contributions in the plan during 2003. It is anticipated that the plan will be formally terminated, and the plan assets distributed to participants, in 2004. The changes in the pension plan have been accounted for as curtailments in accordance with the provisions of SFAS No. 88. The following table shows the activity and status of that plan:

                                                            As of December 31,
                                                            ------------------
                                                            2003          2002
                                                            ----          ----
                                                          (Dollars in thousands)
Change in Benefit Obligation
Benefit obligation as of January 1 ...................      $ 796          $ -
Service cost .........................................         11           59
Interest cost ........................................         50           50
Curtailments .........................................       (169)           -
Actuarial (gain) loss ................................         27          (41)
Acquisition ..........................................          -          728
Benefits paid ........................................         (5)           -
                                                            -----        -----
Benefit obligation as of December 31 .................        710          796
                                                            -----        -----
Change in Plan Assets
Fair value of plan assets as of January 1 ............        632            -
Actual return (loss) on plan assets ..................        (27)        (100)
Acquisition ..........................................          -          672
Employer contributions ...............................         56           60
Benefits paid ........................................         (5)           -
                                                            -----        -----
Fair value of plan assets as of December 31 ..........        656          632
                                                            -----        -----
Funded Status of the Plan ............................        (54)        (164)
Unrecognized transition obligation ...................          -           28
Unrecognized net loss ................................         38          113
                                                            -----        -----
Accrued benefit cost .................................        (16)         (23)
                                                            -----        -----
Amount Recognized in the Consolidated
    Balance Sheets Consists of:

Accrued benefit cost .................................      $ (16)       $ (23)
                                                            =====        =====

Pension Benefits Weighted Average Assumptions
Discount rate ........................................       7.25%        7.25%
Expected rate on plan assets .........................       7.25%        7.25%
Rate of compensation increase ........................       5.00%        5.00%

Components of Net Periodic Benefit Cost
Service cost .........................................      $  11        $  59
Interest cost ........................................         50           50
Expected return on plan assets .......................        (41)         (39)
Recognized net actuarial loss (gain) .................        169            -
Amortization of transition obligation ................          -            3
Amortization of unrecognized net loss ................          1            3
Curtailment (gain) loss ..............................       (169)           -
                                                            -----        -----
Net periodic benefit cost ............................      $  21        $  76
                                                            =====        =====


As of December 31, 2003 and 2002, pension plan assets consisted primarily of shares of various mutual funds which invest principally in diversified portfolios of stocks. As of December 31, 2003, plan assets included a $22,000 Bank of Ridgeway money market account bearing interest at the rate of 1.00%. The plan did not hold any direct investment in the Corporation's common stock.

The Corporation maintains no postretirement or postemployment benefit plans.

NOTE 15 - OFF-BALANCE-SHEET COMMITMENTS

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

The Banks' exposure to credit loss is represented by the contractual notional amount of these commitments. The Banks generally use the same credit policies in making commitments as they do for on-balance-sheet instruments.

At December 31, 2003 and 2002, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                               December 31,
                                                               ------------
                                                           2003            2002
                                                           ----            ----
                                                          (Dollars in thousands)

Loan commitments ...................................       $15,501       $14,603
Unfunded commitments under lines of credit .........        36,735        20,493
Standby letters of credit ..........................         4,489         2,506



Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include personal residences, accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

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


NOTE 16 - EARNINGS PER SHARE

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of shares outstanding during the year. Diluted earnings per share reflect additional common shares that would have been outstanding if all dilutive potential stock options were exercised at the beginning of each year and the proceeds used to purchase shares of the Corporation's common stock at the average market price during the year. Dilutive potential common shares that may be issued by the Corporation relate solely to outstanding stock options.

Earnings per common share were computed based on the following:


                                                                                               Years Ended December 31,
                                                                                               ------------------------
                                                                                     2003                2002              2001
                                                                                     ----                ----              ----
                                                                                       (Dollars in thousands, except per share)
Net income per share, basic
Numerator - net income .................................................          $    5,635          $    5,401          $    3,908
                                                                                  ==========          ==========          ==========
Denominator
Weighted average common shares issued and outstanding ..................           4,313,437           3,803,737           3,217,902
                                                                                  ==========          ==========          ==========
             Net income per share, basic ...............................          $     1.31          $     1.42          $     1.21
                                                                                  ==========          ==========          ==========

Net income per share, assuming dilution
Numerator - net income .................................................          $    5,635          $    5,401          $    3,908
                                                                                  ==========          ==========          ==========
Denominator
Weighted average common shares issued and outstanding ..................           4,313,437           3,803,737           3,217,902
Effect of dilutive stock options .......................................             113,966             110,313              28,576
                                                                                  ----------          ----------          ----------
             Total shares ..............................................           4,427,403           3,914,051           3,246,478
                                                                                  ==========          ==========          ==========
             Net income per share, assuming dilution ...................          $     1.27          $     1.38          $     1.20
                                                                                  ==========          ==========          ==========


NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Corporation's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," as amended, excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Corporation.

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

     Securities available-for-sale and held-to-maturity. Fair values for securities are based on quoted market prices. The market values of state and local government securities are established with the assistance of an independent pricing service. The values are based on data which often reflect transactions of relatively small size and are not necessarily indicative of the value of the securities when traded in large volumes.

     Other  investments.  Fair  values  of  other  investments,   consisting  of
     restricted securities, approximate the carrying amounts and are based on the redemption provisions of the issuers.

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

     Deposit liabilities. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for certificates of deposits and other time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

     Short-term borrowings. The carrying amounts of federal funds purchased and borrowings under repurchase agreements approximate their fair values because of the associated variable interest rates.

     Long-term debt. The fair value of fixed-rate long-term debt is estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements.

     Accrued interest. The carrying amounts of accrued interest receivable and payable approximate fair value.

     Off-balance-sheet    commitments.   Fair   values   for   off-balance-sheet
     commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standings. The vast majority of loan commitments do not involve the charging of a fee, and costs associated with outstanding letters of credit are not material. For loan commitments and standby letters of credit, the committed interest rates are either variable or approximate current interest rates offered for similar commitments. Therefore, the estimated fair values of these off-balance-sheet commitments are nominal.

The estimated fair values and related carrying or notional amounts of the Corporation's financial instruments at December 31, 2003 and 2002, are as follows:


                                                                                             December 31,
                                                                                             ------------
                                                                                 2003                              2002
                                                                                 ----                              ----
                                                                      Carrying         Estimated        Carrying         Estimated
                                                                       Amount         Fair Value         Amount         Fair Value
                                                                      of Assets        of Assets        of Assets        of Assets
                                                                     (Liabilities)    (Liabilities)    (Liabilities)   (Liabilities)
                                                                     -------------    -------------    -------------   -------------
                                                                                       (Dollars in thousands)

Cash and cash equivalents ..................................        $  41,875         $  41,875         $  38,569         $  38,569
Interest bearing deposits with other banks .................            1,124             1,124               511               511
Securities .................................................           66,864            67,019            51,156            51,156
Other investments ..........................................            2,038             2,038             1,910             1,910
Loans held for sale ........................................            8,411             8,411            24,664            24,664
Loans receivable, net ......................................          327,900           328,432           302,911           303,845
Accrued interest receivable ................................            2,186             2,186             2,131             2,131
Deposits ...................................................         (378,704)         (379,761)         (337,062)         (338,039)
Short-term borrowings ......................................          (17,960)          (17,960)          (34,551)          (34,555)
Long-term debt .............................................          (20,140)          (21,665)          (20,210)          (22,335)
Accrued interest payable ...................................             (585)             (585)             (759)             (759)

Off-balance-sheet commitments
Loan commitments ...........................................          (15,501)                -           (14,603)                -
Unfunded commitments under lines of credit .................          (36,735)                -           (20,493)                -
Standby letters of credit ..................................           (4,489)                -            (2,506)                -


NOTE 18 - CONTINGENCIES

The Corporation is subject at times to claims and lawsuits arising out of the normal course of business. As of December 31, 2003, no claims or lawsuits were pending or threatened which, in the opinion of management are likely to have a material effect on the Corporation's consolidated financial statements.


NOTE 19 - REGULATORY MATTERS

The Banks are subject to the dividend restrictions set forth by various banking regulators. Under such restrictions, the national banks may not, without the prior approval, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years and the state bank may not declare dividends in excess of the current year's earnings. At December 31, 2003, the dividends that the Banks could declare without the approval of their primary bank regulator amounted to approximately $9,092,000. In addition, dividends paid by the Banks to the Corporation would be prohibited if the effect thereof would cause the Banks' capital to be reduced below applicable minimum capital requirements. The Banks are also restricted by law as to the amount they may lend to any non-depository affiliate, including the Corporation and CRM. Such loans are subject to the requirements of Section 23A of the Federal Reserve Act including a general limitation to not more than 10% of capital and specified ratios of the fair market value of allowable collateral to loan amounts.

The Corporation (on a consolidated basis) and the Banks are each subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation's and the Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Banks must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2003 and 2002, that the Corporation and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2003, for ONB, for SNB, for FNB, and for BOR, the most recent notifications from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since the notifications that management believes have changed the Banks' categories. The Corporation's and the Banks' actual capital amounts and ratios are also presented in the following table.

                                                                                              Minimum for           Minimum to be
                                                                          Actual           Capital Adequacy       Well Capitalized
                                                                          ------           ----------------       ----------------
                                                                    Amount       Ratio   Amount        Ratio     Amount       Ratio
                                                                    ------       -----   ------        -----     ------       -----
December 31, 2003                                                                          (Dollars in thousands)
     Tier I Capital (to Average Assets)
        Consolidated ........................................      $40,380        9.1%    $17,709       4.0%    $26,564        6.0%
        ONB .................................................       16,285        9.1%      7,125       4.0%     10,688        6.0%
        SNB .................................................        9,058        7.6%      4,741       4.0%      7,111        6.0%
        FNB .................................................        5,047        8.9%      2,266       4.0%      3,399        6.0%
        BOR .................................................        6,906        8.2%      3,377       4.0%      5,065        6.0%

     Tier I Capital (to Risk Weighted Assets)
        Consolidated ........................................      $40,380       12.0%    $13,473       4.0%    $20,210        6.0%
        ONB .................................................       16,285       12.5%      5,213       4.0%      7,820        6.0%
        SNB .................................................        9,058        9.0%      4,015       4.0%      6,022        6.0%
        FNB .................................................        5,047        9.9%      2,042       4.0%      3,063        6.0%
        BOR .................................................        6,906       14.4%      1,921       4.0%      2,881        6.0%

     Total Capital (to Risk Weighted Assets)
        Consolidated ........................................      $44,385       13.2%    $26,947       8.0%    $33,684       10.0%
        ONB .................................................       17,916       13.8%     10,427       8.0%     13,034       10.0%
        SNB .................................................       10,313       10.3%      8,030       8.0%     10,037       10.0%
        FNB .................................................        5,591       11.0%      4,083       8.0%      5,104       10.0%
        BOR .................................................        7,338       15.3%      3,841       8.0%      4,802       10.0%

December 31, 2002
     Tier I Capital (to Average Assets)
        Consolidated ........................................      $35,724        8.3%    $17,233       4.0%    $25,850        6.0%
        ONB .................................................       14,820        8.7%      6,831       4.0%     10,245        6.0%
        SNB .................................................        7,734        7.4%      4,176       4.0%      6,264        6.0%
        FNB .................................................        4,501        8.3%      2,176       4.0%      3,264        6.0%
        BOR .................................................        6,271        7.8%      3,229       4.0%      4,844        6.0%

     Tier I Capital (to Risk Weighted Assets)
        Consolidated ........................................      $35,724       11.6%    $12,366       4.0%    $18,549        6.0%
        ONB .................................................       14,820       12.3%      4,828       4.0%      7,242        6.0%
        SNB .................................................        7,734        9.0%      3,456       4.0%      5,184        6.0%
        FNB .................................................        4,501        9.6%      1,870       4.0%      2,805        6.0%
        BOR .................................................        6,271       13.8%      1,823       4.0%      2,805        6.0%

     Total Capital (to Risk Weighted Assets)
        Consolidated ........................................      $39,255       12.7%    $24,732       8.0%    $30,915       10.0%
        ONB .................................................       16,329       13.5%      9,656       8.0%     12,070       10.0%
        SNB .................................................        8,734       10.1%      6,912       8.0%      8,640       10.0%
        FNB .................................................        5,009       10.7%      3,740       8.0%      4,675       10.0%
        BOR .................................................        6,715       14.7%      3,646       8.0%      4,558       10.0%



The mortgage subsidiary is subject to a minimum regulatory adjusted net worth requirement to maintain its certification as a HUD-approved Title II Loan Correspondent. Certain investor and warehouse credit line agreements require that the mortgage subsidiary maintain its HUD certification. Accordingly, failure to maintain the minimum regulatory adjusted net worth could result in a significant limitation of the mortgage subsidiary's ability to originate, fund or sell loans, and therefore could have a direct, material adverse effect on its business and the Corporation's consolidated financial statements.

CRM's actual regulatory adjusted net worth and the minimum amount required by HUD were as follows:

                                                      December 31,
                                                      ------------
                                                 2003               2002
                                                 ----               ----
                                                  (Dollars in thousands)

Actual adjusted net worth ................    $ 1,502              $ 960
Minimum required .........................         63                 63





HUD regulations require that 20%, up to a maximum of $100,000, of the adjusted net worth amount be held in liquid assets. CRM's liquid assets for regulatory purposes totaled $1,310,000 and $876,000, respectively, as of December, 31, 2003 and 2002.


NOTE 20 - SUBSEQUENT EVENT

During the first quarter of 2003, the Corporation obtained $9,815,000 proceeds from the issuance of a $10,000,000 series of trust preferred securities. Of this amount, $3,000,000 was used to provide additional capital to two of the Banks, approximately $1,400,000 was used to repay a short-term line of credit of the mortgage banking subsidiary, and approximately $635,000 was used to repay the Corporation's short-term borrowings. The remainder will be used for the Corporation's general corporate purposes.

NOTE 21 - CONDENSED FINANCIAL STATEMENTS

Presented below are the condensed financial statements for Community Bankshares, Inc. (Parent Company only):

COMMUNITY BANKSHARES, INC. (PARENT COMPANY ONLY)


                                                                  December 31,
                                                                  ------------
                                                                2003       2002
                                                                ----       ----
                                                          (Dollars in thousands)
Condensed Balance Sheets
     Assets
        Cash .............................................    $ 1,340    $   712
        Investment in banking subsidiaries ...............     44,082     40,397
        Investment in nonbanking subsidiary ..............      1,502        960
        Securities available-for-sale, at fair value .....         96         50
        Premises and equipment - net .....................      1,009        429
        Goodwill .........................................        921        921
        Other assets .....................................        179        404
                                                              -------    -------
           Total assets ..................................    $49,129    $43,873
                                                              =======    =======
     Liabilities
        Short-term borrowings ............................    $   635    $     -
        Other liabilities ................................        424        156
     Shareholders' equity ................................     48,070     43,717
                                                              -------    -------
           Total liabilities and shareholders' equity ....    $49,129    $43,873
                                                              =======    =======

                                                                                                   Years Ended December 31,
                                                                                                   ------------------------
                                                                                             2003            2002             2001
                                                                                             ----            ----             ----
                                                                                                   (Dollars in thousands)
Condensed Statements of Income
     Income
        Management fees from subsidiaries .......................................         $ 2,066          $ 1,725          $ 1,440
        Dividends received from banking subsidiaries ............................           1,741            1,550            1,460
        Interest income .........................................................              17               32               79
        Other income ............................................................              11               11                -
                                                                                          -------          -------          -------
           Total income .........................................................           3,835            3,318            2,979
                                                                                          -------          -------          -------
     Expenses
        Salaries and employee benefits ..........................................           1,373            1,159              976
        Premises and equipment ..................................................             435              217              278
        Supplies ................................................................              92               79               69
        Directors' fees .........................................................              49               24               22
        Interest expense ........................................................               9                -                -
        Other expenses ..........................................................             701              541              314
                                                                                          -------          -------          -------
           Total expenses .......................................................           2,659            2,020            1,659
                                                                                          -------          -------          -------
     Income before income taxes and equity in
        undistributed earnings of subsidiaries ..................................           1,176            1,298            1,320
     Income tax expense (credit) ................................................            (192)             (91)             (53)
     Equity in undistributed earnings of banking subsidiaries ...................           3,725            3,566            2,199
     Equity in undistributed earnings of nonbanking subsidiary ..................             542              446              336
                                                                                          -------          -------          -------
     Net income .................................................................         $ 5,635          $ 5,401          $ 3,908
                                                                                          =======          =======          =======

                                                                                                   Years Ended December 31,
                                                                                                   ------------------------
                                                                                           2003            2002               2001
                                                                                           ----            ----               ----
                                                                                                    (Dollars in thousands)
Condensed Statements of Cash Flows
     Operating activities
        Net income ..............................................................         $ 5,635          $ 5,401          $ 3,908
           Adjustments to reconcile net income to net
               cash provided by operating activities
                  Equity in undistributed earnings
                    of subsidiaries .............................................          (4,267)          (4,012)          (2,535)
                  Depreciation and amortization .................................             205              130              103
                  Loss on disposal of premises and equipment ....................               9                -                -
                  Decrease (increase) in other assets ...........................             225              (84)            (156)
                  Increase in other liabilities .................................             268               37               62
                                                                                          -------          -------          -------
                    Net cash provided by
                       operating activities .....................................           2,075            1,472            1,382
                                                                                          -------          -------          -------
     Investing activities
        Purchase of securities available-for-sale ...............................             (46)               -                -
        Investment in BOR .......................................................               -             (621)               -
        Purchases of premises and equipment .....................................            (794)            (182)            (269)
                                                                                          -------          -------          -------
                    Net cash used by investing activities .......................            (840)            (803)            (269)
                                                                                          -------          -------          -------
     Financing activities
        Increase in short-term borrowings, net ..................................             635                -                -
        Issuance costs of common stock in business combinations .................               -             (178)             (43)
        Exercise of stock options ...............................................             312               40               39
        Cash dividends paid .....................................................          (1,554)          (1,218)            (904)
                                                                                          -------          -------          -------
                    Net cash used by financing activities .......................            (607)          (1,356)            (908)
                                                                                          -------          -------          -------
     Increase (decrease) in cash and cash equivalents ...........................             628             (687)             205
     Cash and cash equivalents, beginning .......................................             712            1,399            1,194
                                                                                          -------          -------          -------
     Cash and cash equivalents, ending ..........................................         $ 1,340          $   712          $ 1,399
                                                                                          =======          =======          =======

NOTE 22 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                Years Ended December 31,
                                                       -----------------------------------------------------------------------------
                                                                      2003                                    2002
                                                       ------------------------------------    -------------------------------------
                                                       Fourth    Third    Second      First    Fourth    Third    Second      First
                                                       Quarter  Quarter   Quarter    Quarter   Quarter   Quarter*  Quarter   Quarter
                                                       -------  -------   -------    -------   -------   -------   -------   -------
                                                                      (Dollars in thousands, except per share)

Interest and dividend income ......................   $ 5,979   $ 6,155   $ 6,285    $ 5,849   $ 6,272   $ 6,330   $ 5,130   $ 5,012
Interest expense ..................................     1,705     1,894     1,960      2,001     2,084     2,165     1,864     2,006
                                                      -------   -------   -------    -------   -------   -------   -------   -------

Net interest income ...............................     4,274     4,261     4,325      3,848     4,188     4,165     3,266     3,006
Provision for loan losses .........................       344       232       279        264       436       239       189       169
                                                      -------   -------   -------    -------   -------   -------   -------   -------

Net interest income after provision ...............     3,930     4,029     4,046      3,584     3,752     3,926     3,077     2,837
Noninterest income ................................     1,971     2,523     2,374      2,509     2,196     1,924     1,499     1,456
Gains (losses) on sales of securities .............         -         -      (298)        46         -        15        62        42
Noninterest expense ...............................     3,870     4,109     4,218      3,735     3,702     3,440     2,745     2,578
                                                      -------   -------   -------    -------   -------   -------   -------   -------

Income before income taxes ........................     2,031     2,443     1,904      2,404     2,246     2,425     1,893     1,757
Provision for income taxes ........................       734       871       719        823       781       825       682       632
                                                      -------   -------   -------    -------   -------   -------   -------   -------

Net income ........................................   $ 1,297   $ 1,572   $ 1,185    $ 1,581   $ 1,465   $ 1,600   $ 1,211   $ 1,125
                                                      =======   =======   =======    =======   =======   =======   =======   =======

Earnings per share
Basic .............................................   $  0.31   $  0.36   $  0.27    $  0.37   $  0.34   $  0.37   $  0.37   $  0.34
Diluted ...........................................      0.29      0.35      0.27       0.36      0.33      0.36      0.36      0.33

-------
* BOR was acquired on July 1, 2002.


Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with or changes in accountants.

Item 9A.  Controls and Procedures

Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Corporation's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Corporation's chief executive officer and chief financial officer concluded that the effectiveness of such controls and procedures, as of the end of the period covered by this annual report, was adequate.

No disclosure is required under 17 C.F.R. Section 229.308.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

The information set forth under the captions "Management - Directors" and "Management - Executive Officers," "Management - Committees of the Board of Directors - Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in conjunction with the 2004 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

Audit Committee Financial Expert

         The Corporation's board of directors has determined that the Corporation does not have an "audit committee financial expert," as that term is defined by Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. The Corporation's audit committee is a committee of directors who are elected by the shareholders and who are independent of the Corporation and its management. After reviewing the experience and training of all of the Corporation's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on the Corporation's audit committee. The Corporation's audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful. Accordingly, the Corporation does not believe that it needs to have an "audit committee financial expert" on its audit committee.

Code of Ethics

         The Corporation has adopted a code of ethics (as defined by C.F.R. 229.406) that applies to its principal executive officer and principal financial officer. The code of ethics is posted on the Corporation's website at www.communitybanksharesinc.com.

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

         Equity Compensation Plan Information. The following table sets forth aggregated information as of December 31, 2003 about all of the Corporation's compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance.

                                                                                                           Number of securities
                                                                                                          remaining available for
                                                         Number of securities to be  Weighted average      future issuance under
                                                          issued upon exercise of    exercise price of   equity compensation plans
                                                             outstanding options,   outstanding options,   (excluding securities
                                                             warrants and rights    warrants and rights    reflected in column (a))
Stock option plan                                                   (a)                     (b)                     (c)
-----------------                                        -------------------------  --------------------  --------------------------

Equity compensation plans
 approved by security holders ..............................      357,591                $   11.24                205,183

Equity compensation plans not
 approved by security holders ..............................           NA                       NA                     NA
                                                                  -------                ---------                -------

Total ......................................................      357,591                $   11.24                205,183
                                                                  =======                =========                =======

The Corporation's 1997 Stock Option Plan, and issuance of up to 485,600 shares under that plan, have previously been approved by shareholders. At its 2004

Annual Meeting of Shareholders, the Corporation plans to submit for shareholder approval a proposal to increase the number of shares authorized for issuance under this plan by 300,000 to an aggregate of 785,600.


Item 13.  Certain Relationships and Related Transactions

         The information set forth under the caption "Certain  Relationships and
Related   Transactions"  in  the  Proxy  Statement  is  incorporated  herein  by reference.

Item 14.  Principal Accountant Fees and Services

         The information set forth under the caption "Independent Public Accountants - Fees Billed by Independent Auditors" and "- Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the 2004 Proxy Statement is incorporated herein by reference.


Item 15.  Exhibits and Reports on Form 8-K

(a)      (1) All financial statements:

Consolidated Balance Sheets, December 31, 2003 and 2002
Consolidated Statements of Income, Years Ended December 31, 2003, 2002 and
     2001
Consolidated Statements of Changes in Shareholders' Equity, Years Ended
     December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows, Years Ended December 31, 2003, 2002
     and 2001
Notes to Consolidated Financial Statements

(2) Financial statement schedules:

Quarterly Data for 2003 and 2002

(3)

Exhibit No.            Description
(from item 601 of
S-K)
  3.1          Articles of Incorporation,  as amended (incorporated by reference to exhibits filed in the Registrant's Form 10-QSB filed September 30, 1997).
  3.2          Bylaws, as  amended  (incorporated  by  reference  to  exhibits  filed in the
                    Registrant's Form S-4, Commission File No. 33-55314).
  4            Stockcertificate   (incorporated  by  reference  to  exhibits  filed  in  the
                    Registrant's  Registration  Statement on Form S-2,  filed  September 11,
                    1995, Commission File No. 33-96746).
 10.1          Form S-8, filed June 22, 2001, Commission File No. 333-63598).
 10.2          Leasefor  site of  Florence  National  Bank  (incorporated  by  reference  to
                    Registrant's Form 10-K for the year ended December 31, 1999).
 10.3          Change of Control  Agreements  between the  Registrant and each of William W.
                    Traynham,  Michael  A.  Wolfe,  William  H.  Nock  and  Jesse  A.  Nance
                    (incorporated  by reference to exhibits to Registrant's  Form 10-QSB for the quarter ended June 30, 1999).
 10.4          Loan Agreement, dated November 1, 2001, among Registrant,  Resource Mortgage,
                    Inc.  and Branch Bank and Trust  Company  (incorporated  by reference to exhibits  filed  in the  Registrant's  Form  10-Q  for the  quarter  end
                    September 30, 2001).
 10.5         Amended and  Restated  Guaranty,  dated  October 7, 2002,  by  Registrant  of obligations  of  Community  Resource  Mortgage,  Inc. to Branch Bank and
                    Trust  Company  (incorporated  by  reference  to  exhibits  filed in the
                    Registrant's Form 10-Q for the quarter end September 30, 2002).
 10.6          Employment Agreement  between  Community  Resource  Mortgage Inc. and A. Wade
                    Douroux (incorporated by reference to exhibits filed in the Registrant's
                    Form S-4, Commission File No. 333-819000).



 10.7          Form of Employment  Agreement  between the Corporation and William A. Harwell
                    (incorporated  by reference to exhibits filed in the  Registrant's  Form
                    S-4, Commission File No. 333-819000).
 21            Subsidiaries of the registrant
 23            Consent of J. W. Hunt and Company, LLP
 31.1          Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
 31.2          Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
 32            18 U.S.C. Section 1350 Certifications


(b) Reports on Form 8-K. Form 8-K, filed on October 31, 2003, pursuant to Item 12 of that form.

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                           DATED: March 29, 2004

By:  s/ E. J. Ayers, Jr.
    ----------------------------
       Chief Executive Officer


By  s/ William W. Traynham
    ---------------------------
    Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


s/ Alvis J. Bynum                                         Date: March 29, 2004
-----------------
Alvis J. Bynum, Director


s/ Martha Rose C. Carson                                  Date: March 29, 2004
------------------------
Martha Rose C. Carson, Director


s/ Anna O. Dantzler                                       Date: March 29, 2004
-------------------
Anna O. Dantzler, Director


s/ Thomas B. Edmunds                                      Date: March 29, 2004
--------------------
Thomas B. Edmunds, Director


s/ A. Wade Douroux                                        Date: March 29, 2004
------------------
A. Wade Douroux, Director


s/J. M. Guthrie                                           Date: March 29, 2004
---------------
J. M. Guthrie, Director


s/ William A. Harwell                                     Date: March 29, 2004
---------------------
William A. Harwell, Director


s/Richard L. Havekost                                     Date: March 29, 2004
---------------------
Richard L. Havekost, Director


s/ Phil P. Leventis                                       Date: March 29, 2004
-------------------
Phil P. Leventis, Director


s/John V. Nicholson                                       Date: March 29, 2004
-------------------
John V. Nicholson, Director


s/William H. Nock                                         Date: March 29, 2004
-----------------
William H. Nock, Director


s/ Samuel F. Reid, Jr.                                    Date: March 29, 2004
----------------------
Samuel F. Reid, Jr., Director


s/ J. Otto Warren, Jr.                                    Date: March 29, 2004
----------------------
J. Otto Warren, Jr., Director
s/Wm. Reynolds Williams                                   Date: March 29, 2004
-----------------------
Wm. Reynolds Williams, II, Director


s/ Michael A. Wolfe                                       Date: March 29, 2004
-------------------
Michael A. Wolfe, Director

                                  EXHIBIT INDEX



Exhibit No.            Description
(from   item  601  of
S-K)
  3.1          Articles of Incorporation,  as amended (incorporated by reference to exhibits filed in the Registrant's Form 10-QSB filed September 30, 1997).
  3.2          Bylaws, as  amended  (incorporated  by  reference  to  exhibits  filed in the
                    Registrant's Form S-4, Commission File No. 33-55314).
  4            Stockcertificate   (incorporated  by  reference  to  exhibits  filed  in  the
                    Registrant's  Registration  Statement on Form S-2,  filed  September 11,
                    1995, Commission File No. 33-96746).
 10.1          Form S-8, filed June 22, 2001, Commission File No. 333-63598).
 10.2          Leasefor  site of  Florence  National  Bank  (incorporated  by  reference  to
                    Registrant's Form 10-K for the year ended December 31, 1999).
 10.3          Change of Control  Agreements  between the  Registrant and each of William W.
                    Traynham,  Michael  A.  Wolfe,  William  H.  Nock  and  Jesse  A.  Nance
                    (incorporated  by reference to exhibits to Registrant's  Form 10-QSB for the quarter ended June 30, 1999).
 10.4          Loan Agreement, dated November 1, 2001, among Registrant,  Resource Mortgage,
                    Inc.  and Branch Bank and Trust  Company  (incorporated  by reference to exhibits  filed  in the  Registrant's  Form  10-Q  for the  quarter  end
                    September 30, 2001).
 10.5         Amended and  Restated  Guaranty,  dated  October 7, 2002,  by  Registrant  of obligations  of  Community  Resource  Mortgage,  Inc. to Branch Bank and
                    Trust  Company  (incorporated  by  reference  to  exhibits  filed in the
                    Registrant's Form 10-Q for the quarter end September 30, 2002).
 10.6          Employment Agreement  between  Community  Resource  Mortgage Inc. and A. Wade
                    Douroux (incorporated by reference to exhibits filed in the Registrant's
                    Form S-4, Commission File No. 333-819000).
 10.7          Form of Employment  Agreement  between the Corporation and William A. Harwell
                    (incorporated  by reference to exhibits filed in the  Registrant's  Form
                    S-4, Commission File No. 333-819000).
 21            Subsidiaries of the registrant
 23            Consent of J. W. Hunt and Company, LLP
 31.1          Rule 13a-14(a)/15d-14(a) Certifications of Chief Executive Officer
 31.2          Rule 13a-14(a)/15d-14(a) Certifications of Chief Financial Officer
 32            18 U.S.C. Section 1350 Certifications