Form 10-Q
period 2004-03-31
COMMUNITY BANKSHARES INC /SC/
filed 2004-05-14
CIK 894508

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2004      Commission File No. 000-22054


                           COMMUNITY BANKSHARES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         South Carolina                                    57-0966962
-------------------------------               ----------------------------------
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

         Yes [ ]  No [X]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value, 4,349,775 shares outstanding on April 29, 2004.

                           COMMUNITY BANKSHARES, INC.

                                    FORM 10-Q

                                      Index

                                                                            Page
PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheet........................................ 3
            Consolidated Statement of Income.................................. 4
            Consolidated Statement of Changes in Shareholders' Equity......... 5
            Consolidated Statement of Cash Flows ............................. 6
            Notes to Unaudited Consolidated Financial Statements ............. 7

Item 2.     Management's Discussion and Analysis
             of Financial Condition and Results of Operations ................ 8
Item 3.     Quantitative and Qualitative Disclosures About Market Risk .......16
Item 4.     Controls and Procedures ..........................................16

PART II -   OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K .................................17

SIGNATURES ...................................................................18

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheet

                                                                                                     (Unaudited)
                                                                                                       March 31,        December 31,
                                                                                                         2004               2003
                                                                                                         -----              ----
                                                                                                         (Dollars in thousands)
Assets
     Cash and due from banks .................................................................         $  12,033          $  16,554
     Federal funds sold ......................................................................            23,415             25,321
                                                                                                       ---------          ---------
            Total cash and cash equivalents ..................................................            35,448             41,875
     Interest bearing deposits with other banks ..............................................             1,073              1,124
     Securities available-for-sale ...........................................................            56,100             64,864
     Securities held-to-maturity (estimated fair value $2,009 for 2004
          and $2,155 for 2003) ...............................................................             2,000              2,000
     Other investments .......................................................................             2,038              2,038
     Loans held for sale .....................................................................            12,500              8,411
     Loans receivable ........................................................................           338,945            332,106
         Less, allowance for loan losses .....................................................            (4,205)            (4,206)
                                                                                                       ---------          ---------
            Net loans ........................................................................           334,740            327,900
     Premises and equipment - net ............................................................             6,826              6,915
     Accrued interest receivable .............................................................             2,119              2,186
     Net deferred income tax assets ..........................................................               634                805
     Intangible assets .......................................................................             7,589              7,650
     Prepaid expenses and other assets .......................................................             1,406                812
                                                                                                       ---------          ---------

            Total assets .....................................................................         $ 462,473          $ 466,580
                                                                                                       =========          =========

Liabilities
     Deposits
         Non-interest bearing ................................................................         $  58,899          $  59,337
         Interest bearing ....................................................................           308,706            319,367
                                                                                                       ---------          ---------
            Total deposits ...................................................................           367,605            378,704
     Short-term borrowings ...................................................................            13,010             17,960
     Long-term debt ..........................................................................            30,450             20,140
     Accrued interest payable ................................................................               675                585
     Accrued expenses and other liabilities ..................................................             1,359              1,121
                                                                                                       ---------          ---------
            Total liabilities ................................................................           413,099            418,510
                                                                                                       ---------          ---------

Shareholders' equity
     Common stock - no par value; 12,000,000 shares authorized; issued and
         outstanding - 4,336,112 for 2004 and 4,331,460 for 2003 .............................            29,447             29,402
     Retained earnings .......................................................................            19,562             18,610
     Accumulated other comprehensive income ..................................................               365                 58
                                                                                                       ---------          ---------
            Total shareholders' equity .......................................................            49,374             48,070
                                                                                                       ---------          ---------

            Total liabilities and shareholders' equity .......................................         $ 462,473          $ 466,580
                                                                                                       =========          =========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statement of Income

                                                                                                            (Unaudited)
                                                                                                        Three Months Ended
                                                                                                             March 31,
                                                                                                     2004                     2003
                                                                                                     -----                    ----
                                                                                                         (Dollars in thousands,
                                                                                                          except per share)
Interest and dividend income
     Loans, including fees ........................................................                 $ 5,331                  $ 5,526
     Interest bearing deposits with other banks ...................................                       4                        4
     Debt securities ..............................................................                     496                      493
     Dividends ....................................................................                      19                       20
     Federal funds sold ...........................................................                      58                       57
                                                                                                    -------                  -------
         Total interest and dividend income .......................................                   5,908                    6,100
                                                                                                    -------                  -------

Interest expense
     Deposits
     Time deposits $100M and over .................................................                     313                      427
     Other deposits ...............................................................                     919                    1,119
                                                                                                    -------                  -------
         Total interest expense on deposits .......................................                   1,232                    1,546
     Short-term borrowings ........................................................                     105                      181
     Long-term debt ...............................................................                     303                      274
                                                                                                    -------                  -------
         Total interest expense ...................................................                   1,640                    2,001
                                                                                                    -------                  -------

Net interest income ...............................................................                   4,268                    4,099
Provision for loan losses .........................................................                     233                      264
                                                                                                    -------                  -------
Net interest income after provision ...............................................                   4,035                    3,835
                                                                                                    -------                  -------

Noninterest income
     Service charges on deposit accounts ..........................................                     845                      783
     Mortgage brokerage income ....................................................                     749                    1,260
     Net gains or losses on sales of securities ...................................                      (4)                      46
     Other ........................................................................                     256                      215
                                                                                                    -------                  -------
         Total non-interest income ................................................                   1,846                    2,304
                                                                                                    -------                  -------

Noninterest expenses
     Salaries and employee benefits ...............................................                   2,111                    2,351
     Premises and equipment .......................................................                     491                      403
     Other ........................................................................                   1,131                      981
                                                                                                    -------                  -------
         Total other expenses .....................................................                   3,733                    3,735
                                                                                                    -------                  -------

Income before income taxes ........................................................                   2,148                    2,404
Income tax expense ................................................................                     763                      823
                                                                                                    -------                  -------
Net income ........................................................................                 $ 1,385                  $ 1,581
                                                                                                    =======                  =======

Per share
     Net income ...................................................................                 $  0.32                  $  0.37
     Net income - diluted .........................................................                    0.31                     0.36
     Cash dividends declared ......................................................                    0.10                     0.09



See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statement of Changes in Shareholders' Equity

                                                                    (Unaudited)

                                                                     Common Stock
                                                                     ------------                          Accumulated
                                                               Number of                    Retained    Other Comprehensive
                                                                Shares          Amount      Earnings         Income         Total
                                                                ------          ------      --------         ------         -----
                                                                             (Dollars in thousands, except per share)

Balance, January 1, 2003 ..................................     4,304,384     $  29,090     $  14,529      $      98      $  43,717
                                                                                                                          ---------
Comprehensive income:
    Net income ............................................             -             -         1,581              -          1,581
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income
      taxes of $30 ........................................             -             -             -             54             54
    Reclassification adjustment for losses (gains)
      realized in income, net of
      income taxes of $16 .................................             -             -             -            (30)           (30)
                                                                                                                          ---------
        Total other comprehensive income ..................             -             -             -              -             24
                                                                                                                          ---------
          Total comprehensive income ......................             -             -             -              -          1,605
                                                                                                                          ---------
Exercise of employee stock options ........................         1,600            17             -              -             17
Cash dividends declared, $.09 per share ...................             -             -          (387)             -           (387)
                                                                ---------     ---------     ---------      ---------      ---------
Balance, March 31, 2003 ...................................     4,305,984     $  29,107     $  15,723      $     122      $  44,952
                                                                =========     =========     =========      =========      =========


Balance, January 1, 2004 ..................................     4,331,460     $  29,402     $  18,610      $      58      $  48,070
                                                                                                                          ---------
Comprehensive income:
    Net income ............................................             -             -         1,385              -          1,385
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income
      taxes of $171 .......................................             -             -             -            304            304
    Reclassification adjustment for losses (gains)
      realized in income, net of
      income taxes of $1 ..................................             -             -             -              3              3
                                                                                                                          ---------
        Total other comprehensive income ..................             -             -             -              -            307
                                                                                                                          ---------
          Total comprehensive income ......................             -             -             -              -          1,692
                                                                                                                          ---------
Exercise of employee stock options ........................         4,652            45             -              -             45
Cash dividends declared, $.10 per share ...................             -             -          (433)             -           (433)
                                                                ---------     ---------     ---------      ---------      ---------
Balance, March 31, 2004 ...................................     4,336,112     $  29,447     $  19,562      $     365      $  49,374
                                                                =========     =========     =========      =========      =========











See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statement of Cash Flows

                                                                                                              (Unaudited)
                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                        2004                 2003
                                                                                                        -----                ----
                                                                                                          (Dollars in thousands)
Operating activities
     Net income ............................................................................           $  1,385            $  1,581
     Adjustments to reconcile net income to net
         cash (used) provided by operating activities
            Depreciation and amortization ..................................................                283                 232
            Net amortization of securities .................................................                 71                  46
            Provision for loan losses ......................................................                233                 264
            Net losses or (gains) on sales of securities ...................................                  4                 (46)
            Proceeds of sales of loans held for sale .......................................             37,663              71,867
            Originations of loans held for sale ............................................            (41,752)            (70,394)
            Decrease (increase) in accrued interest receivable .............................                 67                 (25)
            Increase in other assets .......................................................               (633)               (201)
            Gains on sales of other real estate ............................................                 (9)                  -
            Increase in accrued interest payable ...........................................                 90                  90
            Other liabilities ..............................................................                238                 308
                                                                                                       --------            --------
                Net cash (used) provided by operating activities ...........................             (2,360)              3,722
                                                                                                       --------            --------

Investing activities
     Net decrease (increase) in interest bearing deposits due from banks ...................                 51                (372)
     Purchases of available-for-sale securities ............................................            (10,739)            (19,847)
     Maturities, calls and paydowns of available-for-sale securities .......................             11,979              24,810
     Proceeds of sales of available-for-sale securities ....................................              7,927               1,747
     Net increase in loans made to customers ...............................................             (7,084)             (7,297)
     Purchases of premises and equipment ...................................................               (133)               (221)
     Proceeds from sales of other real estate ..............................................                 59                   -
                                                                                                       --------            --------
                Net cash provided (used) by investing activities ...........................              2,060              (1,180)
                                                                                                       --------            --------

Financing activities
     Net (decrease) increase in deposits ...................................................            (11,099)              9,608
     Net decrease in short-term borrowings .................................................             (4,950)             (1,322)
     Proceeds from issuing long-term debt ..................................................             10,310                   -
     Exercise of employee stock options ....................................................                 45                  17
     Cash dividends paid ...................................................................               (433)               (387)
                                                                                                       --------            --------
                Net cash (used) provided by financing activities ...........................             (6,127)              7,916
                                                                                                       --------            --------
(Decrease) increase in cash and cash equivalents ...........................................             (6,427)             10,458
Cash and cash equivalents, beginning of period .............................................             41,875              38,569
                                                                                                       --------            --------
Cash and cash equivalents, end of period ...................................................           $ 35,448            $ 49,027
                                                                                                       ========            ========

Supplemental Disclosures of Cash Flow Information
     Cash payments for interest ............................................................           $  1,550            $  1,907
                                                                                                       ========            ========
     Cash payments for income taxes ........................................................           $    179            $    517
                                                                                                       ========            ========

Supplemental Disclosures of Non-Cash Investing Activities
     Transfers of loans receivable to other real estate ....................................           $     11            $    131
                                                                                                       ========            ========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Accounting Principles - A summary of significant accounting policies and the audited financial statements for 2003 are included in Community Bankshares, Inc.'s (the "Company" or "CBI") Annual Report on Form 10-K for the year ended December 31, 2003. Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the current period classification. Such reclassification had no effect on previously reported shareholders' equity or net income.

Management Opinion - The interim financial statements in this report are unaudited. In the opinion of management, all the adjustments necessary to present a fair statement of the results for the interim period have been made. Such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 2003 Annual Report on Form 10-K.

Nonperforming Loans - As of March 31, 2004, there were $1,482,000 in nonaccrual loans and loans 90 or more days past due and still accruing interest.

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

                                                                                                            (Unaudited)
                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                    2004                    2003
                                                                                                    ----                    ----
                                                                                                       (Dollars in thousands,
                                                                                                       except per share amounts)

Net income per share, basic
  Numerator - net income ...........................................................              $    1,385              $    1,581
                                                                                                  ==========              ==========
  Denominator
    Weighted average common shares issued and outstanding ..........................               4,333,718               4,305,237
                                                                                                  ==========              ==========

               Net income per share, basic .........................................              $      .32              $      .37
                                                                                                  ==========              ==========

Net income per share, assuming dilution
  Numerator - net income ...........................................................              $    1,385              $    1,581
                                                                                                  ==========              ==========
  Denominator
    Weighted average common shares issued and outstanding ..........................               4,333,718               4,305,237
    Effect of dilutive stock options ...............................................                 142,560                 114,796
                                                                                                  ----------              ----------
               Total shares ........................................................               4,476,278               4,420,033
                                                                                                  ==========              ==========
               Net income per share, assuming dilution .............................              $      .31              $      .36
                                                                                                  ==========              ==========

Stock Based Compensation - The Company has elected to continue using the methodology of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," to account for compensation expenses related to stock-based compensation. Options issued under the Company's plans have no intrinsic value at the grant date and no compensation cost is recognized in accordance with APB No. 25. Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," requires entities to provide pro forma disclosures of net income, and earnings per share, as if the fair value based method of accounting promulgated by that standard had been applied. While the Company has adopted the disclosure provisions of SFAS No. 123, as amended, there are no current intentions to adopt the fair value recognition provisions of that statement. Had compensation cost for the Company's stock option plan been determined based on the fair value as of the grant dates for awards under the plans consistent with the method prescribed by

SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                                                             (Unaudited)
                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                    2004                     2003
                                                                                                    ----                     ----
                                                                                                       (Dollars in thousands,
                                                                                                     except per share amounts)

Net income, as reported ........................................................                 $   1,385                 $   1,581
Deduct:  Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of any related tax effects ...........................................                       214                         -
                                                                                                 ---------                 ---------
Pro forma net income ...........................................................                 $   1,171                 $   1,581
                                                                                                 =========                 =========

Net income per share, basic
      As reported ..............................................................                 $    0.32                 $    0.37
      Pro forma ................................................................                      0.27                      0.37
Net income per share, assuming dilution
      As reported ..............................................................                 $    0.31                 $    0.36
      Pro forma ................................................................                      0.26                      0.36


Variable Interest Entities - On March 8, 2004, CBI sponsored the creation of a Delaware trust, SCB Capital Trust I (the "Trust"), and is the sole owner of the common securities issued by the Trust. On March 10, 2004, the Trust issued $10,000,000 in floating rate capital securities. The proceeds of this issuance, and the amount of CBI's capital investment, were used to acquire $10,310,000 principal amount of CBI's floating rate junior subordinated deferrable interest debt securities ("Debentures") due April 7, 2034, which securities, and the accrued interest thereon, now constitute the Trust's sole assets. The interest rate associated with the debt securities, and the distribution rate on the common securities of the Trust, was established initially at 3.91% and is adjustable quarterly at 3 month LIBOR plus 280 basis points. The index rate (LIBOR) may not be lower than 1.11%. CBI may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the stated maturity date of the Debentures. In the event that such interest payments are deferred by CBI, the Trust may defer distributions on the common securities. In such an event, CBI would be restricted in its ability to pay dividends on its common stock and perform under other obligations that are not senior to the junior subordinated Debentures.

         The Debentures are redeemable at par at the option of CBI, in whole or in part, on any interest payment date on or after April 7, 2009. Prior to that date, the Debentures are redeemable at 105% of par upon the occurrence of certain events that would have a negative effect on the Trust or that would cause it to be required to be registered as an investment company under the Investment Company Act of 1940 or that would cause trust preferred securities not to be eligible to be treated as Tier 1 capital by the Federal Reserve Board. Upon repayment or redemption of the Debentures, the Trust will use the proceeds of the transaction to redeem an equivalent amount of trust preferred securities and trust common securities. The Trust's obligations under the trust preferred securities are unconditionally guaranteed by CBI.

         The Company's investment in the Trust is carried at cost in other assets and the debentures are included in long-term debt in the consolidated balance sheet.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements other than statements of historical facts concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs, estimates and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs, estimates or projections will result or be achieved or accomplished. The Company cautions readers that forward looking statements, including without limitation, those relating to the Company's recent and continuing expansion, its future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, and adequacy of the allowance for loan losses, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

         CBI is a holding company for four community banks and a mortgage company and, as a financial institution, believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the sections "Allowance for Loan Losses" and "Provision for Loan Losses" in the Annual Report on Form 10-K for 2003 for a detailed description of CBI's estimation process and methodology related to the allowance for loan losses.


RESULTS OF OPERATIONS

Earnings Performance

         For the quarter ended March 31, 2004, CBI earned consolidated net income of $1,385,000, compared with $1,581,000 for the comparable period of 2003. This represents a decrease of $196,000 or 12.4%. Basic earnings per share were $.32 in the 2004 period, compared with $.37 for the 2003 quarter. Diluted earnings per share were $.31 for the 2004 period and $.36 for the 2003 period.

         Operating results for the first quarter of 2004 were adversely affected primarily by lower demand for mortgage loan refinancing and other related activity. Because the current low interest rate environment has lasted for a relatively long period of time, most homeowners who would be inclined to refinance existing mortgage debts probably have already done so. As a result, demand for refinancings has declined markedly from the level of 2003. The current level of mortgage loan activity is believed to reflect more nearly the underlying "base" amount of such activity resulting from normal, ongoing factors and, accordingly, is believed to more indicative of a sustainable level of such activity.

         The prime lending rate for the first quarter 2004 averaged 4.00%, compared with 4.25% for the same quarter in 2003, putting continuing pressure on CBI's net interest margin. The average yield on earning assets in 2004 was 5.51%, a 56 basis point decline from the same period of 2003. However, CBI's average rate paid on interest bearing liabilities declined also, from 2.37% for the 2003 period to 1.86% for the 2004 period. As a result, interest rate spread decreased only 5 basis points and net interest margin for 2004 was just 10 basis points lower than in 2003. The Company believes that its reductions in rates paid on deposit accounts are comparable to the practices of other competing financial institutions in its market areas. However, because the rates offered for such deposit instruments have declined to such low levels, the ability to effect further cost reductions in this area is believed to be limited.

                                                                                Summary Income Statement
                                                              -------------------------------------------------------------------
                                                                                 (Dollars in thousands)
For the Three Months Ended March 31,                            2004             2003           Dollar Change   Percentage Change
                                                                ----             ----           -------------   -----------------
Interest income ...................................           $5,908            $6,100            $ (192)               -3.1%
Interest expense ..................................            1,640             2,001              (361)              -18.0%
                                                              ------            ------            ------
Net interest income ...............................            4,268             4,099               169                 4.1%
Provision for loan losses .........................              233               264               (31)              -11.7%
Noninterest income ................................            1,846             2,304              (458)              -19.9%
Noninterest expenses ..............................            3,733             3,735                (2)               -0.1%
Income tax expense ................................              763               823               (60)               -7.3%
                                                              ------            ------            ------
Net income ........................................           $1,385            $1,581            $ (196)              -12.4%
                                                              ======            ======            ======


Net Interest Income

         Net interest income is the amount of interest income earned on interest earning assets (primarily loans, securities, interest bearing deposits in other banks, and federal funds sold), less the interest expense incurred on interest bearing liabilities (interest bearing deposits and other borrowings), and is the principal source of the Company's earnings. Net interest income is affected by the level of interest rates, volume and mix of interest earning assets and interest bearing liabilities and the relative funding of those assets.

         Interest income decreased by $192,000, or 3.1%, in the 2004 quarter compared with the same 2003 period. Interest income from mortgage activities declined from $251,000 in the 2003 period to $110,000 for 2004, primarily as a result of the decreased level of activity discussed above. Interest on other lending activities declined from $5,275,000 in the 2003 period to $5,221,000 in the 2004 period due to the lower interest rate environment. Amounts of interest earned on other categories of interest earning assets were substantially unchanged, in the aggregate, as reductions in the average yields earned on those assets were offset by increased average balances held. However, an increase of $22,000 in income from taxable securities was offset by a $20,000 reduction in income from tax-exempt securities.

         Interest expense for deposits decreased from $1,546,000 for the 2003 period to $1,232,000 for the 2004 period primarily due to a 62 basis point reduction in the rate paid for time deposits and a 37 basis point decline in the rate paid for savings deposits. Offsetting the effects of these rate reductions were sizable increases in the average amounts of interest bearing transaction and savings accounts. In addition, because of the lower demand for mortgage loan-related products, the Company's average amounts of short-term borrowings declined from $29,832,000 in the 2003 period to $16,767,000 for the 2004 period. As a result, the interest expense for such borrowings declined from $181,000 in 2003 to $105,000 for 2004.

         During the first quarter of 2004, CBI sponsored the creation of a Trust that issued $10,000,000 in trust preferred securities. The Trust invested the proceeds of this issuance and $310,000 of capital provided by CBI into $10,310,000 of junior subordinated debentures ("Debentures") issued by CBI. Interest payments on the Debentures are due quarterly at a variable interest rate. CBI used the proceeds of the Debentures to repay certain pre-existing debt obligations, to enhance the capital position of two of the subsidiary banks, to provide an additional funding mechanism for its mortgage brokerage activities, and for other general corporate purposes. Although the interest rate associated with the debt is variable, management believes that the indenture provisions governing that variability will result in less volatility in interest expense than achievable under certain short-term debt agreements. In addition, because of the long-term nature of the new arrangement, transaction costs, such as those incurred to renew lines of credit, are expected to be reduced. Furthermore, under current regulatory guidelines, the trust preferred securities issued by the Trust are includible in Tier 1 capital for risk-based capital purposes.

                                                                                Average Balances, Yields and Rates
                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------

                                                                             2004                                  2003
                                                                             ----                                  ----
                                                                           Interest                              Interest
                                                             Average        Income/     Yields/      Average      Income/    Yields/
                                                             Balances       Expense     Rates*       Balances     Expense    Rates*
                                                             --------       -------     ------       --------     -------    ------
                                                                                       (Dollars in thousands)
Assets
Interest earning deposits ...............................  $   1,110     $       4       1.46%      $     576     $      4    2.82%
Investment securities - taxable .........................     57,236           431       3.05%         44,758          409    3.71%
Investment securities - tax exempt ......................     10,208            84       3.34%          9,534          104    4.42%
Federal funds sold ......................................     24,647            58       0.95%         20,441           57    1.13%
Loans, including loans held for sale ....................    341,982         5,331       6.32%        332,526        5,526    6.74%
                                                           ---------     ---------                  ---------     --------
             Total interest earning assets ..............    435,183         5,908       5.51%        407,835        6,100    6.07%
Cash and due from banks .................................     17,314                                   14,313
Allowance for loan losses ...............................     (4,162)                                  (3,607)
Premises and equipment ..................................      7,073                                    6,615
Intangible assets .......................................      7,618                                    7,864
Other assets ............................................      3,860                                    3,386
                                                           ---------                                ---------
             Total assets ...............................  $ 466,886                                $ 436,406
                                                           =========                                =========

Liabilities and shareholders' equity
Interest bearing deposits
       Interest bearing transaction accounts ............  $  57,474     $      66       0.47%      $  40,891     $     51    0.51%
       Savings ..........................................     79,663           183       0.93%         66,553          214    1.30%
       Time deposits ....................................    181,616           983       2.20%        184,417        1,281    2.82%
                                                           ---------     ---------                  ---------     --------
             Total interest bearing deposits ............    318,753         1,232       1.57%        291,861        1,546    2.15%
Short-term borrowings ...................................     16,767           105       2.54%         29,832          181    2.46%
Long-term debt ..........................................     22,718           303       5.41%         20,210          274    5.50%
                                                           ---------     ---------                  ---------     --------
             Total interest bearing liabilities .........    358,238         1,640       1.86%        341,903        2,001    2.37%
Noninterest bearing demand deposits .....................     58,045                                   47,939
Other liabilities .......................................      1,836                                    1,956
Shareholders' equity ....................................     48,767                                   44,608
                                                           ---------                                ---------
Total liabilities and shareholders' equity ..............  $ 466,886                                $ 436,406
                                                           =========                                =========

Interest rate spread ....................................                                3.65%                                3.70%
Net interest income and net yield
       on earning assets ................................                $   4,268       3.98%                     $  4,099   4.08%
Interest free funds supporting earning  assets ..........  $  76,945                                 $  65,932


* Yields and rates are annualized.


Provision and Allowance for Loan Losses

         The provision for loan losses for the 2004 period was $233,000, a decrease of $31,000, or 11.7%, from the $264,000 for the same period of 2003. During the first quarter of 2004, a nonaccrual loan in the amount of $1,350,000, or approximately 52% of CBI's December 31, 2003 nonaccrual loans, was satisfactorily resolved with CBI collecting all principal and interest owed. Because of this favorable outcome, the amount previously included in the allowance for loan losses for this loan was no longer required. Therefore, the 2004 provision for loan losses was beneficially affected.

         Net charge-offs during the three months ended March 31, 2004 were $234,000, compared with $70,000 for the same period of 2003. The allowance for loan losses as of March 31, 2004 was 1.24% of loans outstanding, compared with 1.27% as of December 31, 2003 and 1.20% as of March 31, 2003. Non-performing loans totaled $1,482,000 as of March 31, 2004, compared with $2,741,000 as of December 31, 2003, a decrease of $1,259,000 or 45.9%. The coverage ratio (allowance for loan losses divided by non-performing loans) was 2.84x as of March 31, 2004 and 1.53x as of December 31, 2003. The majority of non-performing loans at March 31, 2004 were secured by commercial real estate and other collateral.

         Management believes that the allowance for loan losses, as of March 31, 2004, is adequate to absorb the losses inherent in the loan portfolio. Management will continue to monitor the levels of non-performing and potential problem loans and address the weaknesses in these credits to enhance the ultimate collection or recovery of these assets. Management considers the levels and trends in non-performing assets and past due loans in determining how the provision and allowance for loan losses is estimated and adjusted.

         The activity in the allowance for loan losses is summarized in the following table:

                                                                    Three Months Ended       Year Ended         Three Months Ended
                                                                      March 31, 2004      December 31, 2003        March 31, 2003
                                                                      --------------      -----------------        --------------
                                                                                         (Dollars in thousands)
Allowance at beginning of period .................................       $   4,206             $   3,573             $   3,573
Provision for loan losses ........................................             233                 1,119                   264
Net charge-offs ..................................................            (234)                 (486)                  (70)
                                                                         ---------             ---------             ---------
Allowance at end of period .......................................       $   4,205             $   4,206             $   3,767
                                                                         =========             =========             =========
Allowance as a percentage of loans outstanding ...................            1.24%                 1.27%                 1.20%

Loans at end of period ...........................................       $ 338,945             $ 332,106             $ 313,711
                                                                         =========             =========             =========


         Following is a summary of non-performing loans as of March 31, 2004 and December 31, 2003:

                                                       March 31,    December 31,
                                                         2004          2003
                                                         ----          ----
                                                        (Dollars in thousands)
Non-performing loans
  Nonaccrual loans ...................................   $1,162       $2,595
  Past due 90 days or more and still accruing ........      320          146
                                                         ------       ------
                Total ................................   $1,482       $2,741
                                                         ======       ======
Nonperforming loans as a percentage
  of loans outstanding ...............................     0.44%        0.83%


Noninterest Income

         Non-interest income for the 2004 period decreased $458,000, or 19.9%, from the $2,304,000 reported for the 2003 period. Mortgage brokerage income decreased $511,000, or 40.6%, from $1,260,000 in the 2003 period to $749,000 for the 2004 period, due to the market factors discussed previously. Service charge income continued to improve, totaling $845,000 in the 2004 period, an increase of $62,000, or 7.9%, due to the continued success of the Automatic Overdraft Protection product.

Noninterest Expenses

         Salaries and employee benefits for the 2004 period were $240,000, or 10.2%, less than for the same period of 2003. This decrease resulted primarily from the decreased level of activity in the mortgage brokerage subsidiary. Because demand for refinancing and other mortgage loan products has declined recently, the number of employees needed to conduct the operations of that company has decreased. Also, that entity's compensation system is predominantly commission-based. Expenses associated with premises and equipment were $88,000, or 21.8%, higher in the 2004 period, primarily due to the acquisition and implementation of hardware and software associated with imaging technologies. Over time, the use of such technology is expected to reduce postage expense, reduce time required for research, improve internal processes and access to information, enable the Company to take advantage of the opportunities presented by the recent Check 21 legislation, and enhance the Company's ability to provide service to its customers. Other expenses were $150,000, or 15.3%, higher in the 2004 period. The major area of increase was advertising, which was increased primarily as a result of the mortgage company's efforts to increase sales.


Income Taxes

         Although income tax expense for 2004 decreased $60,000, or 7.3%, from the amount for 2003, the average tax rate for 2004 was 35.5% while in 2003 it was 34.2%. The increase in the average tax rate for 2004 is a result of a lower percentage of income being derived from tax-exempt sources in the current period. While average interest earning assets for the 2004 period were $27,348,000, or 6.7%, more than in the 2003 period, tax-exempt investments increased only $674,000, or 7.1%, and the yield on such securities decreased by 108 basis points, or 24.4%. As a result of these factors, interest income derived from tax-exempt investment securities was $20,000 less in 2004 than in 2003 and was 3.9% of pretax income in the 2004 period, compared with 4.3% in the 2003 period.


LIQUIDITY

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in a timely and economical manner. The most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being the ability to attract deposits within CBI's service areas. Individual and commercial deposits are the primary source of funds for credit activities, along with long-term borrowings from the Federal Home Loan Bank of Atlanta and the net proceeds of issuing $10,000,000 of trust preferred securities. Cash and amounts due from banks and federal funds sold are CBI's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuation in cash flow from both loans and deposits.
Securities available-for-sale are CBI's principal source of secondary asset liquidity. However, the availability of this source is limited by pledging commitments for public deposits and securities sold under agreements to repurchase, and is influenced by market conditions.

         Total deposits as of March 31, 2003 were $367,605,000, a decrease of $11,099,000, or 2.9%, from the amount as of December 31, 2003, primarily as a result of fluctuations in the amounts of public deposits held by the banking subsidiaries. As of March 31, 2003 the loan to deposit ratio was 92.2%, compared with 87.7% at December 31, 2003 and 90.5% at March 31, 2003.

         Management believes CBI and its subsidiaries' liquidity sources are adequate to meet their current and projected operating needs.

CAPITAL RESOURCES

         CBI and its banking subsidiaries are subject to regulatory risk-based capital adequacy standards. Under these standards, bank holding companies and banks are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, federal bank regulatory authorities are required to implement prescribed "prompt corrective actions" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below a certain level, increasingly stringent regulatory corrective actions would be mandated.

         The March 31, 2004 risk-based capital ratios for CBI and its banking subsidiaries are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                       March 31, 2004
                                                       --------------
                                              Tier 1    Total Capital   Leverage
                                              ------    -------------   --------

Community Bankshares, Inc. .................  15.25%        16.39%        11.19%
Orangeburg National Bank ...................  13.05%        14.30%         8.90%
Sumter National Bank .......................  10.91%        12.12%         9.53%
Florence National Bank .....................  12.14%        13.25%        10.47%
Bank of Ridgeway ...........................  14.05%        14.94%         8.43%
Minimum "well capitalized" requirement .....   6.00%        10.00%         6.00%
Minimum requirement ........................   4.00%         8.00%         4.00%


         As shown in the table above, each of the capital ratios exceeds the regulatory requirement to be considered "well capitalized." In the opinion of management, the current and projected capital positions of CBI and its banking subsidiaries are adequate.

OFF-BALANCE-SHEET ARRANGEMENTS

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

Variable Interest Entity

         As discussd under "Results of Operations - Net Interest Income" and in the notes to unaudited consolidated financial statements under "Variable Interest Entities," as of March 31, 2004, CBI held an equity interest in, and guarantees the liabilities of, a non-consolidated variable interest entity.

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

The following table sets forth the contractual amounts of commitments which represent credit risk:

                                                      March 31, 2004
                                                      --------------
                                                        (Dollars in
                                                        thousands)
Loan commitments ...................................    $ 44,776
Standby letters of credit ..........................       2,730


         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include personal residences, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

         Derivative financial instruments are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. The following table includes the notional principal amounts of rate lock commitments and forward sales contracts as of March 31, 2004, and the estimated fair values of those financial instruments included in other assets and liabilities in the balance sheet as of that date.

                                                              March 31, 2004
                                                              --------------
                                                                     Estimated
                                                                     Fair Value
                                                           Notional    Asset
                                                            Amount   (Liability)
                                                            ------   -----------
                                                          (Dollars in thousands)
Rate lock commitments to potential borrowers
  to originate mortgage loans to be held for sale .....     $10,765     $   (76)
Forward sales contracts with investors
  of mortgage loans to be held for sale ...............      10,765          76




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

         CBI's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. According to the model, as of March 31, 2004, CBI is positioned so that net interest income would increase $383,000 and net income would increase $227,000 in the next twelve months if interest rates rose 100 basis points. Conversely, net interest income would decline $483,000 and net income would decline $297,000 in the next twelve months if interest rates declined 100 basis points. CBI issued $10 million in trust preferred securities that float with LIBOR, which are at or near their contractual floor rate. In the current interest rate environment, it is not expected that there will be any large decreases in market interest rates in the immediate future. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions CBI and its customers could undertake in response to changes in interest rates.

         As of March 31, 2004 there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2003. The foregoing disclosures related to the market risk of CBI should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2003 Annual Report on Form 10-K.


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

         No disclosure is required under 17 C.F.R. Section 229.308(c).

                           PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits  10-1  Indenture,  dated as of March 10, 2004, between Community
                     Bankshares, Inc. and Wells Fargo Bank, National Association

               10-2 Amended and Restated Declaration of Trust, SCB Capital Trust I, dated as of March 10, 2004

               10-3  Guranty Agreement, dated as of March 10, 2004

               31-1 Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

               31-2 Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

               32    Certifications Pursuant to 18 U.S.C. Section 1350


b) Reports on Form 8-K. Form 8-K filed January 23, 2004 pursuant to Items 7 and 12 of that Form.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             DATED: May 12, 2004

COMMUNITY BANKSHARES, INC.

By:  s/  E. J. Ayers, Jr.,
    ----------------------
         E. J. Ayers, Jr.,
         Chief Executive Officer

By:  s/  William W. Traynham
     -----------------------
         William W. Traynham
         President and Chief Financial Officer
         (Principal Accounting Officer)

                                  EXHIBIT INDEX


      10-1 Indenture, dated as of March 10, 2004, between Community Bankshares, Inc. and Wells Fargo Bank, National Association

      10-2 Amended and Restated Declaration of Trust, SCB Capital Trust I, dated as of March 10, 2004

      10-3          Guranty Agreement, dated as of March 10, 2004

      31-1 Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

      31-2 Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

      32            Certifications Pursuant to 18 U.S.C. Section 1350