Form 10-Q
period 2004-06-30
COMMUNITY BANKSHARES INC /SC/
filed 2004-08-12
CIK 894508

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2004       Commission File No. 000-22054


                           COMMUNITY BANKSHARES, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         South Carolina                                     57-0966962
---------------------------------              ---------------------------------
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

         Yes [ ] No [X]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value, 4,364,362 shares outstanding on August 2, 2004.

                           COMMUNITY BANKSHARES, INC.

                                    FORM 10-Q

                                      Index

                                                                                                                       Page
PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheet .........................................................................   3
                  Consolidated Statement of Income ...................................................................   4
                  Consolidated Statement of Changes in Shareholders' Equity ..........................................   5
                  Consolidated Statement of Cash Flows ...............................................................   6
                  Notes to Unaudited Consolidated Financial Statements ...............................................   7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations ..............   9
Item 3.           Quantitative and Qualitative Disclosures About Market Risk .........................................  17
Item 4.           Controls and Procedures ............................................................................  17

PART II -         OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders ................................................  18
Item 6.           Exhibits and Reports on Form 8-K ...................................................................  18

SIGNATURES ...........................................................................................................  19

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheet

                                                                                                     (Unaudited)
                                                                                                       June 30,         December 31,
                                                                                                         2004               2003
                                                                                                         -----              ----
                                                                                                           (Dollars in thousands)
Assets
     Cash and due from banks .................................................................         $  14,857          $  16,554
     Federal funds sold ......................................................................            16,579             25,321
                                                                                                       ---------          ---------
            Total cash and cash equivalents ..................................................            31,436             41,875
     Interest bearing deposits with other banks ..............................................               965              1,124
     Securities available-for-sale ...........................................................            53,630             64,864
     Securities held-to-maturity (estimated fair value $1,833 for 2004
          and $2,155 for 2003) ...............................................................             2,000              2,000
     Other investments .......................................................................             2,040              2,038
     Loans held for sale .....................................................................            11,830              8,411
     Loans receivable ........................................................................           354,772            332,106
         Less, allowance for loan losses .....................................................            (4,285)            (4,206)
                                                                                                       ---------          ---------
            Net loans ........................................................................           350,487            327,900
     Premises and equipment - net ............................................................             6,858              6,915
     Accrued interest receivable .............................................................             2,152              2,186
     Net deferred income tax assets ..........................................................             1,131                805
     Intangible assets .......................................................................             7,527              7,650
     Prepaid expenses and other assets .......................................................             1,393                812
                                                                                                       ---------          ---------

            Total assets .....................................................................         $ 471,449          $ 466,580
                                                                                                       =========          =========

Liabilities
     Deposits
         Non-interest bearing ................................................................         $  59,769          $  59,337
         Interest bearing ....................................................................           320,998            319,367
                                                                                                       ---------          ---------
            Total deposits ...................................................................           380,767            378,704
     Short-term borrowings ...................................................................             8,484             17,960
     Long-term debt ..........................................................................            30,647             20,140
     Accrued interest payable ................................................................               702                585
     Accrued expenses and other liabilities ..................................................             1,126              1,121
                                                                                                       ---------          ---------
            Total liabilities ................................................................           421,726            418,510
                                                                                                       ---------          ---------

Shareholders' equity
     Common stock - no par value; 12,000,000 shares authorized; issued and
         outstanding - 4,359,237 for 2004 and 4,331,460 for 2003 .............................            29,725             29,402
     Retained earnings .......................................................................            20,521             18,610
     Accumulated other comprehensive income (loss) ...........................................              (523)                58
                                                                                                       ---------          ---------
            Total shareholders' equity .......................................................            49,723             48,070
                                                                                                       ---------          ---------

            Total liabilities and shareholders' equity .......................................         $ 471,449          $ 466,580
                                                                                                       =========          =========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statement of Income

                                                                                                (Unaudited)
                                                                                            Period Ended June 30,
                                                                                            ---------------------
                                                                                Three Months                      Six Months
                                                                                ------------                      ----------
                                                                           2004             2003             2004             2003
                                                                           ----             ----             ----             ----
                                                                                     (Dollars in thousands, except per share)

Interest and dividend income
     Loans, including fees .....................................        $  5,449         $  5,816         $ 10,780         $ 11,091
     Interest bearing deposits with other banks ................               4                5                8                9
     Debt securities ...........................................             409              352              905              845
     Dividends .................................................              19               20               38               40
     Federal funds sold ........................................              47               92              105              149
                                                                        --------         --------         --------         --------
         Total interest and dividend income ....................           5,928            6,285           11,836           12,134
                                                                        --------         --------         --------         --------

Interest expense
     Time deposits $100M and over ..............................             323              412              636              839
     Other deposits ............................................             895            1,079            1,814            2,198
                                                                        --------         --------         --------         --------
         Total deposits ........................................           1,218            1,491            2,450            3,037
     Short-term borrowings .....................................              64              190              169              371
     Long-term debt ............................................             380              279              683              553
                                                                        --------         --------         --------         --------
         Total interest expense ................................           1,662            1,960            3,302            3,961
                                                                        --------         --------         --------         --------

Net interest income ............................................           4,266            4,325            8,534            8,173
Provision for loan losses ......................................             258              279              491              543
                                                                        --------         --------         --------         --------
Net interest income after provision ............................           4,008            4,046            8,043            7,630
                                                                        --------         --------         --------         --------

Noninterest income
     Service charges on deposit accounts .......................             822              838            1,667            1,621
     Securities gains (losses) .................................              (1)            (298)              (5)            (252)
     Mortgage brokerage income .................................             903            1,314            1,652            2,825
     Other .....................................................             207              222              463              437
                                                                        --------         --------         --------         --------
         Total noninterest income ..............................           1,931            2,076            3,777            4,631
                                                                        --------         --------         --------         --------

Noninterest expenses
     Salaries and employee benefits ............................           2,225            2,680            4,336            5,031
     Premises and equipment ....................................             473              403              963              806
     Other .....................................................           1,077            1,135            2,208            2,116
                                                                        --------         --------         --------         --------
         Total noninterest expenses ............................           3,775            4,218            7,507            7,953
                                                                        --------         --------         --------         --------

Income before income taxes .....................................           2,164            1,904            4,313            4,308
Income tax expense .............................................             769              719            1,533            1,542
                                                                        --------         --------         --------         --------
Net income .....................................................        $  1,395         $  1,185         $  2,780         $  2,766
                                                                        ========         ========         ========         ========

Per share
     Net income ................................................        $   0.32         $   0.28         $   0.64         $   0.65
     Net income, assuming dilution .............................            0.31             0.27             0.62             0.63
     Cash dividends declared ...................................            0.10             0.09             0.20             0.18



See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statement of Changes in Shareholders' Equity

                                                                        (Unaudited)

                                                                        Common Stock
                                                                        ------------                       Accumulated
                                                                Number of                   Retained   Other Comprehensive
                                                                 Shares         Amount      Earnings       Income (Loss)     Total
                                                                 ------         ------      --------       -------------     -----
                                                                            (Dollars in thousands, except per share)

Balance, January 1, 2003 ..................................     4,304,384     $  29,090     $  14,529      $      98      $  43,717
                                                                                                                          ---------
Comprehensive income:
    Net income ............................................             -             -         2,766              -          2,766
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $247 ......             -             -             -            482            482
    Reclassification adjustment for losses (gains)
      realized in income, net of income taxes of $85 ......             -             -             -           (167)          (167)
                                                                                                                          ---------
    Total other comprehensive income ......................             -             -             -              -            315
                                                                                                                          ---------
        Total comprehensive income ........................             -             -             -              -          3,081
                                                                                                                          ---------
Exercise of employee stock options ........................         6,262            69             -              -             69
Cash dividends declared, $.18 per share ...................             -             -          (775)             -           (775)
                                                                ---------     ---------     ---------      ---------      ---------
Balance, June 30, 2003 ....................................     4,310,646     $  29,159     $  16,520      $     413      $  46,092
                                                                =========     =========     =========      =========      =========


Balance, January 1, 2004 ..................................     4,331,460     $  29,402     $  18,610      $      58      $  48,070
                                                                                                                          ---------
Comprehensive income:
    Net income ............................................             -             -         2,780              -          2,780
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $330 ......             -             -             -           (584)          (584)
    Reclassification adjustment for losses (gains)
      realized in income, net of income taxes of $2 .......             -             -             -              3              3
                                                                                                                          ---------
    Total other comprehensive income (loss) ...............             -             -             -              -           (581)
                                                                                                                          ---------
         Total comprehensive income ........................             -             -             -              -         2,199
                                                                                                                          ---------
Exercise of employee stock options ........................        27,777           323             -              -            323
Cash dividends declared, $.20 per share ...................             -             -          (869)             -           (869)
                                                                ---------     ---------     ---------      ---------      ---------
Balance, June 30, 2004 ....................................     4,359,237     $  29,725     $  20,521      $    (523)     $  49,723
                                                                =========     =========     =========      =========      =========






See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statement of Cash Flows

                                                                                                                 (Unaudited)
                                                                                                              Six Months Ended
                                                                                                                   June 30,
                                                                                                           2004              2003
                                                                                                           -----             ----
                                                                                                             (Dollars in thousands)
Operating activities
     Net income ..............................................................................         $   2,780          $   2,766
     Adjustments to reconcile net income to net
         cash (used) provided by operating activities
            Depreciation and amortization ....................................................               566                465
            Net amortization of securities ...................................................               113                133
            Provision for loan losses ........................................................               491                543
            Net losses or (gains) on sales of securities .....................................                 5                (72)
            Proceeds of sales of loans held for sale .........................................            90,620            155,668
            Originations of loans held for sale ..............................................           (94,039)          (157,661)
            Decrease (increase) in accrued interest receivable ...............................                34                117
            (Decrease) increase in other assets ..............................................              (631)                81
            Gains on sales of other real estate ..............................................                (9)                 -
            Increase in accrued interest payable .............................................               117                 63
            Increase (decrease) in other liabilities .........................................                 5                (88)
                                                                                                       ---------          ---------
                Net cash provided by operating activities ....................................                52              2,015
                                                                                                       ---------          ---------

Investing activities
     Net decrease (increase) in interest bearing deposits with other banks ...................               159               (750)
     Purchases of available-for-sale securities ..............................................           (18,771)           (43,825)
     Maturities, calls and paydowns of available-for-sale securities .........................            20,054             42,286
     Proceeds of sales of available-for-sale securities ......................................             8,926              2,068
     Net purchases of other investments ......................................................                (2)                 -
     Net increase in loans made to customers .................................................           (23,078)           (11,927)
     Purchases of premises and equipment .....................................................              (386)              (746)
     Proceeds from sales of other real estate ................................................                59                  -
                                                                                                       ---------          ---------
                Net cash used by investing activities ........................................           (13,039)           (12,894)
                                                                                                       ---------          ---------

Financing activities
     Net increase in deposits ................................................................             2,063             18,750
     Net (decrease) increase in short-term borrowings ........................................            (9,476)             1,626
     Proceeds from issuing long-term debt ....................................................            10,507                  -
     Exercise of employee stock options ......................................................               323                 69
     Cash dividends paid .....................................................................              (869)              (775)
                                                                                                       ---------          ---------
                Net cash provided by financing activities ....................................             2,548             19,670
                                                                                                       ---------          ---------
(Decrease) increase in cash and cash equivalents .............................................           (10,439)             8,791
Cash and cash equivalents, beginning of period ...............................................            41,875             38,569
                                                                                                       ---------          ---------
Cash and cash equivalents, end of period .....................................................         $  31,436          $  47,360
                                                                                                       =========          =========

Supplemental Disclosures of Cash Flow Information
     Cash payments for interest ..............................................................         $   3,185          $   3,898
                                                                                                       =========          =========
     Cash payments for income taxes ..........................................................         $   1,624          $   1,470
                                                                                                       =========          =========

Supplemental Disclosures of Non-cash Investing Activities
     Transfers of loans receivable to other real estate ......................................         $      87          $     131
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

Nonperforming Loans - As of June 30, 2004, there were $1,181,000 in nonaccrual loans and $226,000 of loans 90 or more days past due and still accruing interest.

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

                                                                                             (Unaudited)
                                                                                         Period Ended June 30,
                                                                                         ---------------------
                                                                           Three Months                          Six Months
                                                                           ------------                          ----------
                                                                     2004               2003              2004                 2003
                                                                     ----               ----              ----                 ----
                                                                           (Dollars in thousands, except per share amounts)

Net income per share, basic
  Numerator - net income ...............................         $    1,395         $    1,185         $    2,780         $    2,766
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          4,348,905          4,308,263          4,341,325          4,306,742
                                                                 ==========         ==========         ==========         ==========

        Net income per share, basic ....................         $      .32         $      .28         $      .64         $      .65
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution
  Numerator - net income ...............................         $    1,395         $    1,185         $    2,780         $    2,766
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          4,348,905          4,308,263          4,341,325          4,306,742
    Effect of dilutive stock options ...................            112,304            113,573            124,051            113,574
                                                                 ----------         ----------         ----------         ----------
               Total shares ............................          4,461,209          4,421,836          4,465,376          4,420,316
                                                                 ==========         ==========         ==========         ==========

        Net income per share, assuming dilution ........         $      .31         $      .27         $      .62         $      .63
                                                                 ==========         ==========         ==========         ==========

Stock Based Compensation - The Company has elected to continue using the methodology of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," to account for compensation expenses related to stock-based compensation. Options issued under the Company's plans have no intrinsic value at the grant date and no compensation cost is recognized in accordance with APB No. 25. Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), as amended, "Accounting for Stock-Based Compensation," requires entities to provide pro forma disclosures of net income, and earnings per share, as if the fair value based method of accounting promulgated by that standard had been applied. While the Company has adopted the disclosure provisions of SFAS No. 123, as amended, there are no current intentions to adopt the fair value recognition provisions of that statement. Had compensation cost for the Company's stock option plan been determined based on the fair value as of the grant dates for awards under the plans consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                                               (Unaudited)
                                                                                           Period Ended June 30,
                                                                                           ---------------------
                                                                              Three Months                        Six Months
                                                                              ------------                        ----------
                                                                         2004             2003              2004              2003
                                                                         ----             ----              ----              ----
                                                                               (Dollars in thousands, except per share amounts)

Net income, as reported ....................................         $   1,395         $   1,185         $   2,780         $   2,766
Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of any related tax effects ........................               214                 -               428                 -
                                                                     ---------         ---------         ---------         ---------
Pro forma net income .......................................         $   1,181         $   1,185         $   2,352         $   2,766
                                                                     =========         =========         =========         =========

Net income per share, basic
     As reported ...........................................         $    0.32         $    0.28         $    0.64         $    0.65
     Pro forma .............................................              0.27              0.28              0.54              0.65
Net income per share, assuming dilution
     As reported ...........................................         $    0.31         $    0.27         $    0.62         $    0.63
     Pro forma .............................................              0.26              0.27              0.53              0.63

Variable Interest Entity - On March 8, 2004, CBI sponsored the creation of a Variable Interest Entity ("VIE"), SCB Capital Trust I (the "Trust"), and is the sole owner of the common securities issued by the Trust. On March 10, 2004, the Trust issued $10,000,000 in floating rate capital securities. The proceeds of this issuance, and the amount of CBI's capital investment, were used to acquire $10,310,000 principal amount of CBI's floating rate junior subordinated deferrable interest debt securities ("Debentures") due April 7, 2034, which securities, and the accrued interest thereon, now constitute the Trust's sole assets. The interest rate associated with the debt securities, and the distribution rate on the common securities of the Trust, was established initially at 3.91% and is adjustable quarterly at 3 month LIBOR plus 280 basis points. The index rate (LIBOR) may not be lower than 1.11%. CBI may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the stated maturity date of the Debentures. In the event that such interest payments are deferred by CBI, the Trust may defer distributions on the common securities. In such an event, CBI would be restricted in its ability to pay dividends on its common stock and to perform under other obligations that are not senior to the junior subordinated Debentures.

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

         FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities," was issued by the Financial Accounting Standards Board (FASB) in January 2003. FIN 46 requires the primary beneficiary of a variable interest entity's activities to consolidate the VIE. FIN 46 defines a VIE as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary is the party that absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the VIE's activities. In December 2003, the FASB issued FIN 46(R), which supersedes and amends certain provisions of FIN 46. FIN 46(R) retains many of the concepts and provisions of FIN 46, provides additional guidance related to the application of FIN 46, provides for certain additional scope exceptions, and incorporates several FASB Staff Positions issued related to the application of FIN 46. The provisions of FIN 46 are immediately applicable to VIEs created, or interests in VIEs obtained, after January 31, 2003 and the provisions of FIN 46(R) are required to be applied to such entities, except for special purpose entities, by the end of the first reporting period ending after March 15, 2004 (March 31, 2004 for CBI).

         Since CBI is not the primary beneficiary of the VIE as defined by FIN 46 and FIN 46(R), the activities of this VIE have not been consolidated into the consolidated financial statements of CBI. CBI's investment in the VIE is carried in the consolidated balance sheet in other assets and the Debentures are included in long-term debt.

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


RESULTS OF OPERATIONS

Earnings Performance

Three Months Ended June 30, 2004 and 2003

         For the quarter ended June 30, 2004, CBI earned consolidated net income of $1,395,000, compared with $1,185,000 for the comparable period of 2003. This represents an increase of $210,000 or 17.7%. Basic earnings per share were $.32 in the 2004 period, compared with $.28 for the 2003 quarter. Diluted earnings per share were $.31 for the 2004 period and $.27 for the 2003 period.

         Operating results for the second quarter of 2004 continued to be affected by lower demand for mortgage loan refinancing and the effects of the continued low interest rate environment. Because interest rates have remained low for a relatively long period of time, the constant strong demand for mortgage refinancings declined from the level of 2003. Management believes this occurred because most people who were inclined to refinance had already done so. However, in response to the Federal Reserve Board's recent actions to raise some benchmark interest rates, the Company has experienced some upward fluctuations in activity in this area. Still, except for these occasional spikes, the current level of mortgage loan activity is believed to reflect more nearly the underlying base amount of such activity that would be expected to result from normal, ongoing factors and, accordingly, is believed to be more indicative of a sustainable level of such activity.

         Interest expense was lower in the 2004 quarter, also. This is a result of the low interest rate environment and a decreased rate of growth for deposits and other interest bearing liabilities. Total interest bearing liabilities at June 30, 2004 were $360,129,000 compared with $357,467,000 at December 31, 2003 and $357,225,000 at June 30, 2003. Short-term borrowings have decreased due to the Company's issuance in March, 2004 of $10,000,000 of subordinated debentures due in 2034, because of reduced demand for mortgage refinancing for the mortgage subsidiary, and the Company's decision to finance much of the existing mortgage loan demand internally.

         Also affecting the Company favorably during the three month period were lower amounts of losses recognized on investment securities transactions in the 2004 period and decreased salaries and employee benefits costs resulting from the decreased mortgage lending activity. Most of the mortgage subsidiary's loan officers are compensated using a combination of salary and performance-based incentives. The incentive component results in lower total expenses for those employees during periods of decreased mortgage lending activity.

                                                                                Summary Income Statement
                                                                                ------------------------
                                                                                   (Dollars in thousands)
For the Three Months Ended June 30,                          2004                2003           Dollar Change   Percentage Change
                                                             ----                ----           -------------   -----------------
Interest income ......................................      $5,928             $6,285             $ (357)              -5.7%
Interest expense .....................................       1,662              1,960               (298)             -15.2%
                                                            ------             ------             ------
Net interest income ..................................       4,266              4,325                (59)              -1.4%
Provision for loan losses ............................         258                279                (21)              -7.5%
Noninterest income ...................................       1,931              2,076               (145)              -7.0%
Noninterest expenses .................................       3,775              4,218               (443)             -10.5%
Income tax expense ...................................         769                719                 50                7.0%
                                                            ------             ------             ------
Net income ...........................................      $1,395             $1,185             $  210               17.7%
                                                            ======             ======             ======

Six Months Ended June 30, 2004 and 2003

         CBI's consolidated net income for the six months ended June 30, 2004 was $2,780,000, an increase of $14,000 or 0.5% over the comparable period of 2003. Basic earnings per share were $.64 for the 2004 period and $.65 for the 2003 period. Diluted earnings per share were $.62 and $.63 for the 2004 and 2003 periods, respectively. Net interest income in the 2004 period was $361,000 more than in the 2003 period, but mortgage brokerage income decreased by $1,173,000. Salaries and employee benefits were $695,000 less in the 2004 period than in the 2003 period. As discussed above, demand for, and the Company's resources dedicated to, mortgage lending activities were lower in 2004 than they were in 2003.

                                                                                Summary Income Statement
                                                                                ------------------------
                                                                                 (Dollars in thousands)
For the Six Months Ended June 30,                           2004               2003            Dollar Change     Percentage Change
                                                            ----               ----            -------------     -----------------
Interest income ...................................      $11,836             $12,134             $  (298)              -2.5%
Interest expense ..................................        3,302               3,961                (659)             -16.6%
                                                         -------             -------              ------
Net interest income ...............................        8,534               8,173                 361                4.4%
Provision for loan losses .........................          491                 543                 (52)              -9.6%
Noninterest income ................................        3,777               4,631                (854)             -18.4%
Noninterest expenses ..............................        7,507               7,953                (446)              -5.6%
Income tax expense ................................        1,533               1,542                  (9)              -0.6%
                                                         -------             -------              ------
Net income ........................................      $ 2,780             $ 2,766             $    14                0.5%
                                                         =======             =======              ======

Net Interest Income

         Net interest income is the amount of interest income earned on interest earning assets (primarily loans, securities, interest bearing deposits with other banks, and federal funds sold), less the interest expense incurred on interest bearing liabilities (interest bearing deposits and other borrowings), and is the principal source of the Company's earnings. Net interest income is affected by the level of interest rates, volume and mix of interest earning assets and interest bearing liabilities and the relative funding of those assets.

         Interest income decreased by $357,000, or 5.7%, in the 2004 second quarter compared with the same 2003 period. Interest and fees on loans decreased to $5,449,000 for the 2004 quarter from $5,816,000 for the same period of 2003, primarily due to lower levels of mortgage lending activity and the lower interest rate environment in the 2004 period. Amounts of interest earned on other categories of interest earning assets were substantially unchanged, in the aggregate, as reductions in the average yields earned on those assets were offset by increased average balances held.

         Interest expense for the second quarter of 2004 decreased to $1,662,000 from $1,960,000 for the 2003 period primarily as a result of lower interest rates paid in the 2004 period. Also, because of the lower demand for mortgage loan-related products, the Company's average amounts of short-term borrowings were lower in the 2004 period. As a result, the quarterly interest expense for such borrowings declined from $190,000 in 2003 to $64,000 for 2004. Interest expense associated with long-term debt increased in the 2004 three month period to $380,000 from $279,000 for the same period of 2003 due to the issuance of $10,000,000 of subordinated debentures in March 2004, discussed below.

         Interest income for the six months ended June 30, 2004 decreased by $298,000, or 2.5% from the same period of 2003, due to the lower levels of mortgage activity and lower interest rates. Interest and fee income on loans for the 2004 six month period was $10,780,000, a decrease of $311,000 or 2.8% from the same period of 2003. The decrease was the result of an approximately $491,000 decrease in interest and fee income on loans associated with mortgage lending activities.

         Interest expense for the 2004 six month period was $659,000 lower than in the same 2003 period due to lower rates paid for deposits and reduced amounts of short-term borrowings. Lower deposit rates primarily are attributable to the lower interest rate environment in 2004. Reduced short-term borrowings resulted directly from lower levels of mortgage lending activity and the Company's issuance of $10,000,000 of long-term subordinated debentures in March 2004, discussed below.

         During the first quarter of 2004, CBI sponsored the creation of a Trust that issued $10,000,000 in trust preferred securities. The Trust invested the proceeds of this issuance and $310,000 of capital provided by CBI into $10,310,000 of junior subordinated debentures due in 2034 ("Debentures") issued by CBI. Interest payments on the Debentures are due quarterly at a variable interest rate. CBI used the proceeds of the Debentures to repay certain pre-existing debt obligations, to enhance the capital position of two of the subsidiary banks, to provide an additional funding mechanism for its mortgage brokerage activities, and for other general corporate purposes. Although the interest rate associated with the debt is variable, management believes that the indenture provisions governing that variability will result in less volatility in interest expense than achievable under certain short-term debt agreements. In addition, because of the long-term nature of the new arrangement, transaction costs, such as those incurred to renew lines of credit, are expected to be reduced. Under current regulatory guidelines, the trust preferred securities issued by the Trust are includible in the Company's Tier 1 capital for risk-based capital purposes.

                                                                                Average Balances, Yields and Rates
                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                             2004                                 2003
                                                                             ----                                 ----
                                                                           Interest                             Interest
                                                               Average      Income/    Yields/      Average      Income/    Yields/
                                                              Balances      Expense     Rates*      Balances     Expense     Rates*
                                                              --------      -------     -------     --------     -------     ------
                                                                                       (Dollars in thousands)
Assets
Interest earning deposits ...............................    $  1,057      $    8         1.51%    $    625      $     9     2.88%
Investment securities - taxable .........................      52,270         779         2.98%      42,526          709     3.33%
Investment securities - tax exempt ......................       9,811         164         3.34%       9,317          176     3.78%
Federal funds sold ......................................      22,353         105         0.94%      26,001          149     1.15%
Loans, including loans held for sale ....................     351,261      10,780         6.14%     336,889       11,091     6.58%
                                                             --------      ------                  --------      -------
         Total interest earning assets ..................     436,752      11,836         5.42%     415,358       12,134     5.84%
Cash and due from banks .................................      16,277                                14,098
Allowance for loan losses ...............................      (4,237)                               (3,706)
Premises and equipment, net .............................       7,080                                 6,742
Intangible assets .......................................       7,588                                 7,834
Other assets ............................................       3,936                                 3,224
                                                             --------                              --------
         Total assets ...................................    $467,396                              $443,550
                                                             ========                              ========

Liabilities and shareholders' equity
Interest bearing deposits
     Savings ............................................    $ 78,473      $  371         0.95%    $ 67,394      $   416     1.23%
     Interest bearing transaction accounts ..............      55,822         114         0.41%      42,252          105     0.50%
     Time deposits ......................................     182,816       1,965         2.15%     185,852        2,516     2.71%
                                                             --------      ------                  --------      -------
         Total interest bearing deposits ................     317,111       2,450         1.55%     295,498        3,037     2.06%
Short-term borrowings ...................................      13,262         169         2.55%      31,598          371     2.35%
Long-term debt ..........................................      26,608         683         5.13%      20,298          553     5.45%
                                                             --------      ------                  --------      -------
         Total interest bearing liabilities .............     356,981       3,302         1.85%     347,394        3,961     2.28%
Noninterest bearing demand deposits .....................      59,542                                49,071
Other liabilities .......................................       1,710                                 1,837
Shareholders' equity ....................................      49,163                                45,248
                                                             --------                              --------
         Total liabilities and shareholders' equity .....    $467,396                              $443,550
                                                             ========                              ========

Interest rate spread ....................................                                 3.57%                              3.56%
Net interest income and net yield
     on earning assets ..................................                  $8,534         3.91%                  $ 8,173     3.93%
Interest free funds supporting earning assets ...........    $ 79,771                              $ 67,964



* Yields and rates are annualized.


Provision and Allowance for Loan Losses

         The provision for loan losses for the 2004 three month period was $258,000, a decrease of $21,000, or 7.5%, from $279,000 for the same period of 2003. The provision for loan losses decreased to $491,000 for the 2004 six month period from $543,000 for the 2003 six month period. During the first quarter of

2004, a nonaccrual loan of $1,350,000, or approximately 52% of CBI's December 31, 2003 nonaccrual loans, was satisfactorily resolved with CBI collecting all principal and interest owed. Because of this favorable outcome, the amount previously included in the allowance for loan losses for this loan was no longer required. Therefore, the 2004 provision for loan losses was beneficially affected.

         Net charge-offs during the six months ended June 30, 2004 were $412,000, compared with $194,000 for the same period of 2003. The allowance for loan losses as of June 30, 2004 was 1.21% of loans outstanding, compared with 1.27% as of December 31, 2003 and 1.23% as of June 30, 2003. Non-performing loans totaled $1,407,000 as of June 30, 2004, compared with $2,741,000 as of December 31, 2003, a decrease of $1,334,000 or 48.7%. The coverage ratio (allowance for loan losses divided by non-performing loans) was 3.05x as of June 30, 2004 and 1.53x as of December 31, 2003. The majority of non-performing loans at June 30, 2004 were secured by commercial real estate and other collateral.

         The activity in the allowance for loan losses is summarized in the following table:

                                                                            Six Months            Year Ended            Six Months
                                                                               Ended              December 31,             Ended
                                                                           June 30, 2004             2003              June 30, 2003
                                                                           -------------             ----              -------------
                                                                                              (Dollars in thousands)
Allowance at beginning of period .................................           $   4,206             $   3,573             $   3,573
Provision for loan losses ........................................                 491                 1,119                   543
Net charge-offs ..................................................                (412)                 (486)                 (194)
                                                                             ---------             ---------             ---------
Allowance at end of period .......................................           $   4,285             $   4,206             $   3,922
                                                                             =========             =========             =========
Allowance as a percentage of loans outstanding ...................                1.21%                 1.27%                 1.23%

Loans at end of period ...........................................           $ 354,772             $ 332,106             $ 318,217
                                                                             =========             =========             =========

         Following is a summary of non-performing loans as of June 30, 2004 and December 31, 2003:

                                                                                       June 30, 2004         December 31, 2003
                                                                                       -------------         -----------------
                                                                                              (Dollars in thousands)
Non-performing loans
        Nonaccrual loans .........................................................        $1,181                   $2,595
        Past due 90 days or more and still accruing ..............................           226                      146
                                                                                          ------                   ------
                     Total .......................................................        $1,407                   $2,741
                                                                                          ======                   ======
Nonperforming loans as a percentage
    of loans outstanding .........................................................          0.40%                    0.83%

         Potential problem loans are defined as loans, not including nonaccrual loans or loans that are 90 days past due and still accruing, where information about the borrowers' credit problems causes management to have doubts about the borrowers' ability to comply with the original repayment terms. At June 30, 2004, the Corporation had identified $3,762,000, or 1.1% of the loan portfolio, as potential problem loans. This is an increase of $525,000 over the amount as of December 31, 2003. At the end of the the second quarter of 2004, an $824,000 commercial loan was added to potential problem loans. Management is currently working with this borrower who has presented alternatives for the repayment of this loan in the near term. The amount of potential problem loans does not represent management's estimate of potential losses since a significant portion of these loans are secured by real estate and other forms of collateral.

         Management will continue to monitor the levels of non-performing and potential problem loans and address the weaknesses in these credits to enhance the ultimate collection or recovery of these assets. Management considers the levels and trends in non-performing assets and potential problem loans in determining how the provision and allowance for loan losses is estimated and adjusted.

Noninterest Income

         Non-interest income for the 2004 second quarter decreased $145,000, or 7.0%, from the $2,076,000 reported for the same 2003 period. Mortgage brokerage income for the 2004 quarter decreased by $411,000, or 31.3%, from $1,314,000 in the 2003 period, due to the market factors discussed previously. Service charge income totaled $822,000 in the 2004 quarter, a decrease of $16,000, or 1.9%. Losses on securities transactions in the 2004 period were $297,000 less than in the same period of 2003.

         For the six months ended June 30, 2004, noninterest income was $854,000, or 18.4% less than for the first six months of 2003. Again, lower amounts of mortgage brokerage income were the primary factor in this decrease, but this was partially offset by a $247,000 decrease in losses on securities transactions.


Noninterest Expenses

         Noninterest expenses for the second quarter of 2004 were $443,000, or 10.5%, lower than the amounts reported for the same period of 2003. Salaries and employee benefits expenses were $455,000, or 17.0%, lower in the 2004 period, due to the reduced activity in mortgage lending. Expenses related to premises and equipment increased by $70,000 in the 2004 period, however, due to the deployment of new technologies, as described below.

         Noninterest expense for the first six months of 2004 was $446,000, or 5.6% less than for the same period of 2003. Salaries and employee benefits for the 2004 six month period were $695,000, or 13.8%, less than for the same period of 2003. These decreases resulted primarily from the decreased level of activity in the mortgage brokerage subsidiary. Because demand for refinancing and other mortgage loan products has declined recently, the number of employees needed to conduct the operations of that company has decreased. Also, that entity's compensation system is predominantly commission-based. Expenses associated with premises and equipment were $157,000, or 19.5%, higher in the 2004 period, primarily due to the acquisition and implementation of hardware and software associated with imaging technologies. Over time, the use of such technology is expected to reduce postage expense, reduce time required for research, improve internal processes and access to information, enable the Company to take advantage of the opportunities presented by the recent Check 21 legislation, and enhance the Company's ability to provide service to its customers. Other expenses were $92,000, or 4.3%, higher in the 2004 period. The major area of increase was advertising, which was increased primarily as a result of the mortgage company's efforts to increase the volume of loan originations.


Income Taxes

         Income tax expense was $50,000 more in the 2004 second quarter than for the 2003 period, as a result of higher net income before taxes. Income tax expense for the 2004 six month period was $9,000 less than for the same period of 2003.


LIQUIDITY

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in a timely and economical manner. The most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being the ability to attract deposits within CBI's service areas. Individual and commercial deposits are the primary source of funds for credit activities, along with long-term borrowings from the Federal Home Loan Bank of Atlanta and the proceeds of issuing $10,000,000 of subordinated debentures. Cash and amounts due from banks and federal funds sold are CBI's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuation in cash flow from both loans and deposits.
Securities available-for-sale are CBI's principal source of secondary asset liquidity. However, the availability of this source is limited by pledging commitments for public deposits and securities sold under agreements to repurchase, and is influenced by market conditions.

         Total deposits as of June 30, 2004 were $380,767,000, an increase of $2,063,000, or .5%, from the amount as of December 31, 2003. During the six months ended June 30, 2004, there was a notable movement of funds from interest bearing transaction accounts into savings and certificate of deposit accounts. As of June 30, 2004 the loan to deposit ratio was 93.2%, compared with 87.7% at December 31, 2003 and 89.4% at June 30, 2003.

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

         The June 30, 2004 risk-based capital ratios for CBI and its banking subsidiaries are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                                                                 June 30, 2004
                                                                                                 -------------
                                                                               Tier 1            Total Capital          Leverage
                                                                               ------            -------------          --------
Community Bankshares, Inc. ..........................................          14.90%               16.06%               11.45%
Orangeburg National Bank ............................................          12.67%               13.92%                9.40%
Sumter National Bank ................................................          10.72%               11.98%                9.26%
Florence National Bank ..............................................          11.23%               12.32%                9.80%
Bank of Ridgeway ....................................................          14.31%               15.20%                8.59%
Minimum "well capitalized" requirement ..............................           6.00%               10.00%                6.00%
Minimum requirement .................................................           4.00%                8.00%                4.00%

         As shown in the table above, each of the capital ratios exceeds the regulatory requirement to be considered "well capitalized." In the opinion of management, the current and projected capital positions of CBI and its banking subsidiaries are adequate. The Company's issuance of $10,000,000 of subordinated debentures during the first quarter of 2004 is includible in Tier 1 and Total Capital for regulatory risk-based capital purposes.

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

Variable Interest Entity

         As discussed under "Results of Operations - Net Interest Income" and in the notes to unaudited consolidated financial statements under "Variable Interest Entities," as of June 30, 2004, CBI held an equity interest in, and guarantees the liabilities of, a non-consolidated variable interest entity.

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

The following table sets forth the contractual amounts of commitments which represent credit risk:

                                       June 30, 2004
                                       -------------
                                        (Dollars in
                                        thousands)
Loan commitments ...................    $ 44,703
Standby letters of credit ..........       2,835

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

Derivative Financial Instruments

         In April, 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Among other requirements, this Statement provides that loan commitment contracts entered into or modified after June 30, 2003 that relate to the origination of mortgage loans that will be held for sale shall be accounted for as derivative instruments by the issuer of the loan commitment. In March, 2004, the SEC issued its Staff Accounting Bulletin No 105 "Application of Accounting Principles to Loan Commitments," which resulted in no changes in CBI's accounting for such commitments. CBI issues mortgage loan rate lock commitments to potential borrowers to facilitate its origination of home mortgage loans that are intended to be sold. Between the time that CBI issues its commitments and the time that the loans close and are sold, CBI is subject to variability in the selling prices related to those commitments due to changes in market rates of interest. However, CBI offsets this variability through the use of so-called "forward sales contracts" to investors in the secondary market. Under these arrangements, an investor agrees to purchase the closed loans at a predetermined price. CBI generally enters into such forward sales contracts at the same time that rate lock commitments are issued. These arrangements are designated as fair value hedges. These derivative financial instruments are carried in the balance sheet at estimated fair value and changes in the estimated fair values of these derivatives are recorded in the statement of income in net gains or losses on loans held for sale. Because CBI has effectively matched its forward sales contracts to investors and rate lock commitments to potential borrowers, no net gains or losses due to changes in market interest rates have been recorded in the statement of income.

         Derivative financial instruments are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. The following table includes the notional principal amounts of rate lock commitments and forward sales contracts as of June 30, 2004, and the estimated fair values of those financial instruments included in other assets and liabilities in the balance sheet as of that date.

                                                                                                           June 30, 2004
                                                                                                           -------------
                                                                                                                       Estimated
                                                                                                                      Fair Value
                                                                                                    Notional             Asset
                                                                                                     Amount           (Liability)
                                                                                                     ------           -----------
                                                                                                         (Dollars in thousands)
Rate lock commitments to potential borrowers
  to originate mortgage loans to be held for sale .................................                 $17,170              $   166
Forward sales contracts with investors
  of mortgage loans to be held for sale ...........................................                  17,170                 (166)

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

         CBI's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. According to the model, as of June 30, 2004, CBI is positioned so that net interest income would increase $300,000 and net income would increase $167,000 in the next twelve months if interest rates rose 100 basis points. Conversely, net interest income would decline $400,000 and net income would decline $231,000 in the next twelve months if interest rates declined 100 basis points. CBI issued $10 million in trust preferred securities (also referred to herein as "subordinated debentures") that float with LIBOR, which are at or near their contractual floor rate. In the current interest rate environment, it is not expected that there will be any large decreases in market interest rates in the immediate future. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions CBI and its customers could undertake in response to changes in interest rates.

         As of June 30, 2004 there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2003. The foregoing disclosures related to the market risk of CBI should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2003 Annual Report on Form 10-K.


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

         No disclosure is required under 17 C.F.R. Section 229.308(c).

                           PART II--OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On Monday, May 17, 2004, the shareholders of Community Bankshares, Inc. held their regular annual meeting. At the meeting, two matters were submitted to a vote with results as follows:

1. Election of six directors to hold office for three-year terms, and for one director to hold office for a two-year term:

                                                                               SHARES VOTE
                                                                               -----------
                                                                                                        AUTHORITY
         DIRECTORS                                       FOR                      AGAINST                WITHHELD
                                                         ---                      -------                --------

         Three-Year Terms
         Anna O. Dantzler ......................     3,073,506                       0                    34,155
         William A. Harwell ....................     3,098,084                       0                     9,577
         Richard L. Havekost ...................     3,103,389                       0                     4,272
         William H. Nock * .....................     3,098,189                       0                     9,472
         Samuel F. Reid, Jr. ...................     3,098,084                       0                     9,577
         William W. Traynham ...................     3,097,684                       0                     9,977

         Two-Year Term

         Keith W. Buckhouse ....................     3,095,189                       0                    12,472

         ---------------------
         * Mr. Nock resigned effective June 25, 2004 and Robert B. Smith was appointed to serve in his place until the next election of directors at the 2005 annual meeting of shareholders.

         The following directors continue to serve until the expiration of their terms at the annual meetings to be held in the years indicated and were not voted on at the 2004 annual meeting: Thomas B. Edmunds - 2005, Martha Rose C. Carson - 2005, A. Wade Douroux - 2005, J. M. Guthrie - 2005, Phil P. Leventis - 2005, Wm. Reynolds Williams - 2005, Michael A. Wolfe - 2005, E. J. Ayers, Jr., - 2006; Alvis J. Bynum - 2006; J. Otto Warren, Jr. - 2006 and J. V. Nicholson, Jr.
- 2006.

2. Amendment to the 1997 Stock Option Plan to increase by 300,000 shares the number of shares of common stock reserved for issuance upon exercise of options under that plan.

                                                                         SHARES VOTED
                                                                         ------------
                                                                          AGAINST OR             ABSTENTIONS AND
                                                                          AUTHORITY                  BROKER
                                                         FOR               WITHHELD                 NON-VOTES
                                                         ---               --------                 ---------

                                                       2,041,957               305,069               760,635


Item 6.  Exhibits and Reports on Form 8-K

a)   Exhibits  31-1  Rule   13a-14(a)/15d-14(a)   Certification   of   principal
                            executive officer

               31-1  Rule   13a-14(a)/15d-14(a)   Certification   of   principal
                            financial officer

               32           Certifications Pursuant to 18 U.S.C. Section 1350


b) Reports on Form 8-K. Form 8-K filed April 21, 2004 pursuant to Items 7 and 12 of that Form.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          DATED: August 11, 2004

COMMUNITY BANKSHARES, INC.

By:  s/  E. J. Ayers, Jr.,
    --------------------------------------------
         E. J. Ayers, Jr.,
         Chief Executive Officer

By:  s/  William W. Traynham
     -------------------------------------------
         William W. Traynham
         President and Chief Financial Officer
         (Principal Accounting Officer)

                                  EXHIBIT INDEX

31-1    Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31-1    Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

32      Certifications Pursuant to 18 U.S.C. Section 1350