Form 10-Q
period 2004-09-30
COMMUNITY BANKSHARES INC /SC/
filed 2004-11-12
CIK 894508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                        Commission File No.
     September 30, 2004                                    000-22054


                           COMMUNITY BANKSHARES, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         South Carolina                                57-0966962
---------------------------------              ---------------------------------
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

         Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, no par or stated value, 4,385,744 shares outstanding on November 3, 2004.

                           COMMUNITY BANKSHARES, INC.

                                    FORM 10-Q

                                      Index

                                                                            Page
PART I -     FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheet ....................................   3
             Consolidated Statement of Income...............................   4
             Consolidated Statement of Changes in Shareholders' Equity .....   5
             Consolidated Statement of Cash Flows ..........................   6
             Notes to Unaudited Consolidated Financial Statements ..........   7

Item 2.      Management's Discussion and Analysis
               of Financial Condition and Results of Operations ............   9
Item 3.      Quantitative and Qualitative Disclosures About Market Risk ....  17
Item 4.      Controls and Procedures .......................................  18

PART II -    OTHER INFORMATION

Item 6.      Exhibits ......................................................  18

SIGNATURES .................................................................  19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheet

                                                                                                      (Unaudited)
                                                                                                      September 30,     December 31,
                                                                                                          2004              2003
                                                                                                          ----              ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks .................................................................         $  12,609          $  16,554
     Federal funds sold ......................................................................            14,921             25,321
                                                                                                       ---------          ---------
            Total cash and cash equivalents ..................................................            27,530             41,875
     Interest bearing deposits with other banks ..............................................               874              1,124
     Securities available-for-sale ...........................................................            48,361             64,864
     Securities held-to-maturity (estimated fair value $1,959 for 2004
          and $2,155 for 2003) ...............................................................             2,000              2,000
     Other investments .......................................................................             2,040              2,038
     Loans held for sale .....................................................................            11,287              8,411
     Loans receivable ........................................................................           382,958            332,106
         Less, allowance for loan losses .....................................................            (5,769)            (4,206)
                                                                                                       ---------          ---------
            Net loans ........................................................................           377,189            327,900
     Premises and equipment - net ............................................................             7,397              6,915
     Accrued interest receivable .............................................................             2,214              2,186
     Net deferred income tax assets ..........................................................               793                805
     Intangible assets .......................................................................             7,466              7,650
     Prepaid expenses and other assets .......................................................             1,262                812
                                                                                                       ---------          ---------

            Total assets .....................................................................         $ 488,413          $ 466,580
                                                                                                       =========          =========

Liabilities
     Deposits
         Noninterest bearing .................................................................         $  60,660          $  59,337
         Interest bearing ....................................................................           332,907            319,367
                                                                                                       ---------          ---------
            Total deposits ...................................................................           393,567            378,704
     Short-term borrowings ...................................................................            12,295             17,960
     Long-term debt ..........................................................................            30,576             20,140
     Accrued interest payable ................................................................               742                585
     Accrued expenses and other liabilities ..................................................               717              1,121
                                                                                                       ---------          ---------
            Total liabilities ................................................................           437,897            418,510
                                                                                                       ---------          ---------

Shareholders' equity
     Common stock - no par value; 12,000,000 shares authorized; issued and
         outstanding - 4,364,362 for 2004 and 4,331,460 for 2003 .............................            29,786             29,402
     Retained earnings .......................................................................            20,650             18,610
     Accumulated other comprehensive income (loss) ...........................................                80                 58
                                                                                                       ---------          ---------
            Total shareholders' equity .......................................................            50,516             48,070
                                                                                                       ---------          ---------

            Total liabilities and shareholders' equity .......................................         $ 488,413          $ 466,580
                                                                                                       =========          =========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statement of Income

                                                                                               (Unaudited)
                                                                                          Period Ended September 30,
                                                                                          --------------------------
                                                                               Three Months                       Nine Months
                                                                               ------------                       -----------
                                                                           2004             2003              2004            2003
                                                                           ----             ----              ----            ----
                                                                                   (Dollars in thousands, except per share)

Interest and dividend income
     Loans, including fees ....................................         $  5,756         $  5,698         $ 16,536         $ 16,789
     Interest bearing deposits with other banks ...............                4                5               12               14
     Debt securities ..........................................              434              365            1,339            1,210
     Dividends ................................................               19               18               57               58
     Federal funds sold .......................................               40               69              145              218
                                                                        --------         --------         --------         --------
         Total interest and dividend income ...................            6,253            6,155           18,089           18,289
                                                                        --------         --------         --------         --------

Interest expense
     Time deposits $100M and over .............................              360              382              996            1,221
     Other deposits ...........................................              958              993            2,772            3,191
                                                                        --------         --------         --------         --------
         Total deposits .......................................            1,318            1,375            3,768            4,412
     Short-term borrowings ....................................               76               28              245              103
     Long-term debt ...........................................              363              491            1,046            1,340
                                                                        --------         --------         --------         --------
         Total interest expense ...............................            1,757            1,894            5,059            5,855
                                                                        --------         --------         --------         --------

Net interest income ...........................................            4,496            4,261           13,030           12,434
Provision for loan losses .....................................            1,648              232            2,139              775
                                                                        --------         --------         --------         --------
Net interest income after provision ...........................            2,848            4,029           10,891           11,659
                                                                        --------         --------         --------         --------

Noninterest income
     Service charges on deposit accounts ......................              841              893            2,508            2,514
     Securities gains (losses) ................................               10                -                5             (252)
     Mortgage brokerage income ................................              835            1,428            2,487            4,253
     Other ....................................................              163              202              626              639
                                                                        --------         --------         --------         --------
         Total noninterest income .............................            1,849            2,523            5,626            7,154
                                                                        --------         --------         --------         --------

Noninterest expenses
     Salaries and employee benefits ...........................            2,123            2,461            6,459            7,492
     Premises and equipment ...................................              508              464            1,471            1,270
     Other ....................................................            1,195            1,184            3,403            3,300
                                                                        --------         --------         --------         --------
         Total noninterest expenses ...........................            3,826            4,109           11,333           12,062
                                                                        --------         --------         --------         --------

Income before income taxes ....................................              871            2,443            5,184            6,751
Income tax expense ............................................              306              871            1,839            2,413
                                                                        --------         --------         --------         --------
Net income ....................................................         $    565         $  1,572         $  3,345         $  4,338
                                                                        ========         ========         ========         ========

Per share
     Net income ...............................................         $   0.13         $   0.36         $   0.77         $   1.01
     Net income, assuming dilution ............................             0.12             0.35             0.74             0.98
     Cash dividends declared ..................................             0.10             0.09             0.30             0.27



See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statement of Changes in Shareholders' Equity

                                                                   (Unaudited)

                                                                       Common Stock                        Accumulated
                                                                      ------------                           Other
                                                               Number of                      Retained   Comprehensive
                                                                Shares          Amount        Earnings    Income (Loss)     Total
                                                                ------          ------        --------    -------------     -----
                                                                               (Dollars in thousands, except per share)

Balance, January 1, 2003 ..................................     4,304,384     $  29,090     $  14,529      $      98      $  43,717
                                                                                                                          ---------
Comprehensive income:
    Net income ............................................             -             -         4,338              -          4,338
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $136 ......             -             -             -           (242)          (242)
    Reclassification adjustment for losses (gains)
      realized in income, net of income taxes of $90 ......             -             -             -            162            162
                                                                                                                          ---------
        Total other comprehensive income ..................             -             -             -              -            (80)
                                                                                                                          ---------
          Total comprehensive income ......................             -             -             -              -          4,258
                                                                                                                          ---------
Exercise of employee stock options ........................        14,009           160             -              -            160
Cash dividends declared, $.27 per share ...................             -             -        (1,163)             -         (1,163)
                                                                ---------     ---------     ---------      ---------      ---------
Balance, September 30, 2003 ...............................     4,318,393     $  29,250     $  17,704      $      18      $  46,972
                                                                =========     =========     =========      =========      =========


Balance, January 1, 2004 ..................................     4,331,460     $  29,402     $  18,610      $      58      $  48,070
                                                                                                                          ---------
Comprehensive income:
    Net income ............................................             -             -         3,345              -          3,345
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $14 .......             -             -             -             25             25
    Reclassification adjustment for losses (gains)
      realized in income, net of income taxes of $2 .......             -             -             -             (3)            (3)
                                                                                                                          ---------
        Total other comprehensive income (loss) ...........             -             -             -              -             22
                                                                                                                          ---------
          Total comprehensive income ......................             -             -             -              -          3,367
                                                                                                                          ---------
Exercise of employee stock options ........................        32,902           384             -              -            384
Cash dividends declared, $.30 per share ...................             -             -        (1,305)             -         (1,305)
                                                                ---------     ---------     ---------      ---------      ---------
Balance, September 30, 2004 ...............................     4,364,362     $  29,786     $  20,650      $      80      $  50,516
                                                                =========     =========     =========      =========      =========











See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statement of Cash Flows

                                                                                                                 (Unaudited)
                                                                                                              Nine Months Ended
                                                                                                                September 30,
                                                                                                            2004              2003
                                                                                                            ----              ----
                                                                                                              (Dollars in thousands)
Operating activities
     Net income ..................................................................................       $   3,345        $   4,338
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Depreciation and amortization ........................................................             676              550
            Amortization of intangibles ..........................................................             184              184
            Net amortization of securities .......................................................             134              620
            Provision for loan losses ............................................................           2,139              775
            Net realized losses or (gains) on sales of securities ................................              (5)             (73)
            Net realized losses on other dispositions of securities available-for-sale ...........               -              325
            Net loss realized on disposition of equipment ........................................               -                5
            Net gain realized on sale of other real estate .......................................              (9)              (9)
            Proceeds of sales of loans held for sale .............................................         137,427          250,564
            Originations of loans held for sale ..................................................        (140,303)        (247,883)
            (Increase) decrease in accrued interest receivable ...................................             (28)              74
            (Increase) in other assets ...........................................................            (490)            (387)
            Increase in accrued interest payable .................................................             157                7
            (Decrease) increase in other liabilities .............................................            (404)             867
                                                                                                         ---------        ---------
                Net cash provided by operating activities ........................................           2,823            9,957
                                                                                                         ---------        ---------

Investing activities
     Net decrease (increase) in interest bearing deposits with other banks .......................             250             (860)
     Purchases of available-for-sale securities ..................................................         (24,671)         (54,973)
     Maturities, calls and paydowns of available-for-sale securities .............................          29,466           49,817
     Proceeds of sales of available-for-sale securities ..........................................          11,613            2,895
     Purchases of other investments ..............................................................              (2)               -
     Net increase in loans made to customers .....................................................         (51,515)         (18,179)
     Purchases of premises and equipment .........................................................          (1,158)          (1,288)
     Proceeds from sales of other real estate ....................................................             136              123
                                                                                                         ---------        ---------
                Net cash used by investing activities ............................................         (35,881)         (22,465)
                                                                                                         ---------        ---------

Financing activities
     Net increase in deposits ....................................................................          14,863           18,471
     Net (decrease) increase in short-term borrowings ............................................          (5,665)             636
     Proceeds from issuing long-term debt ........................................................          10,506                -
     Repayments of long-term debt ................................................................             (70)             (70)
     Exercise of employee stock options ..........................................................             384              160
     Cash dividends paid .........................................................................          (1,305)          (1,163)
                                                                                                         ---------        ---------
                Net cash provided by financing activities ........................................          18,713           18,034
                                                                                                         ---------        ---------
(Decrease) increase in cash and cash equivalents .................................................         (14,345)           5,526
Cash and cash equivalents, beginning of period ...................................................          41,875           38,569
                                                                                                         ---------        ---------
Cash and cash equivalents, end of period .........................................................       $  27,530        $  44,095
                                                                                                         =========        =========

Supplemental Disclosures of Cash Flow Information
     Cash payments for interest ..................................................................       $   4,902        $   5,848
                                                                                                         =========        =========
     Cash payments for income taxes ..............................................................       $   2,438        $   2,120
                                                                                                         =========        =========

Supplemental Disclosures of Non-cash Investing Activities
     Transfers of loans receivable to other real estate ..........................................       $      87        $     353
                                                                                                         =========        =========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Accounting Principles - A summary of significant accounting policies is included in Community Bankshares, Inc.'s (the "Company" or "CBI") Annual Report for the year ended December 31, 2003 on Form 10-K filed with the Securities and Exchange Commission. Certain amounts in the 2003 financial statements have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported shareholders' equity or net income.

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

Nonperforming Loans - As of September 30, 2004, there were $2,826,000 in nonaccrual loans and $557,000 in loans 90 or more days past due and still accruing interest.

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

                                                                                          (Unaudited)
                                                                                   Period Ended September 30,
                                                                           Three Months                         Nine Months
                                                                           ------------                         -----------
                                                                      2004              2003               2004              2003
                                                                      ----              ----               ----              ----
                                                                       (Dollars in thousands, except per share amounts)

Net income per share, basic
  Numerator - net income ...............................         $      565         $    1,572         $    3,345         $    4,338
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          4,363,582          4,315,482          4,348,798          4,309,673
                                                                 ==========         ==========         ==========         ==========

      Net income per share, basic ......................         $      .13         $      .36         $      .77         $     1.01
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution
  Numerator - net income ...............................         $      565         $    1,572         $    3,345         $    4,338
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          4,363,582          4,315,482          4,348,798          4,309,673
  Effect of dilutive stock options .....................            298,929            113,966            185,142            113,966
                                                                 ----------         ----------         ----------         ----------
               Total shares ............................          4,662,511          4,429,448          4,533,940          4,423,639
                                                                 ==========         ==========         ==========         ==========

      Net income per share, assuming dilution ..........         $      .12         $      .35         $      .74         $      .98
                                                                 ==========         ==========         ==========         ==========


Stock-Based Compensation - The Company has elected to continue using the methodology of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," to account for compensation expenses related to stock-based compensation. Options issued under the Company's plans have no intrinsic value at the grant date and no compensation cost is recognized for them in accordance with APB No. 25. Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," as amended by SFAS 148, requires entities to provide proforma disclosures of net income, and earnings per share, as if the fair value based method of accounting promulgated by that standard had been applied. While the Company has adopted the disclosure provisions of SFAS No. 123, as amended, there are no current intentions to adopt the fair value recognition provisions of that Statement. Had compensation cost of the Company's stock options been determined based on the fair value as of the grant date for awards under the plans consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                                                  (Unaudited)
                                                                                          Period Ended September 30,
                                                                                          --------------------------
                                                                               Three Months                      Nine Months
                                                                               ------------                      -----------
                                                                          2004             2003             2004              2003
                                                                          ----             ----             ----              ----
                                                                              (Dollars in thousands, except per share amounts)

Net income, as reported ......................................         $   565         $   1,572         $   3,345         $   4,338
Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of any related tax effects ..........................             214                 -               642                 -
                                                                       -------         ---------         ---------         ---------
Pro forma net income .........................................         $   351         $   1,572         $   2,703         $   4,338
                                                                       =======         =========         =========         =========

Net income per share, basic
     As reported .............................................         $  0.13         $    0.36          $   0.77         $    1.01
     Pro forma ...............................................            0.08              0.36              0.62              1.01
Net income per share, assuming dilution
     As reported .............................................         $  0.12         $    0.35          $   0.74         $    0.98
     Pro forma ...............................................            0.08              0.35              0.60              0.98


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

CRITICAL ACCOUNTING POLICIES

         CBI has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of CBI's financial statements. The significant accounting policies of CBI are described in detail in the notes to CBI's audited consolidated financial statements included in CBI's 2003 Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

Earnings Performance

         Operating results for both the third quarter and the first nine-months of 2004 were adversely affected by additional provision for loan losses resulting from the identification of certain problem loans at one of the banking subsidiaries and by a marked decrease in mortgage loan origination activity.

         The problem loans were originated by a former lending officer and totaled $5,121,000 as of September 30, 2004. Based on currently available information, management determined at the end of the 2004 third quarter that the amount of the allowance for loan losses should include an allocation of $1,300,000 for those loans. That allocation was effected by charging the provision for loan losses. Of these loans, $1,024,000 to one borrower is currently in workout status, with management and the borrower cooperating to achieve the orderly repayment of the debt. Management has engaged legal counsel and is vigorously pursuing collection of the remaining loans. As collection efforts progress and additional information becomes available, further provisions for loan losses may be required. Management anticipates any further required provision expense will be recognized in the near future. For additional information, refer to the section "Provision and Allowance for Loan Losses, Non-performing and Potential Problem Loans" contained elsewhere in this discussion.

         Because of recent increases in residential mortgage interest rates, mortgage origination and refinancing activity decreased significantly from the unprecedented industry-wide levels experienced in the previous year. As a result, income from mortgage brokerage activities decreased by $593,000, or 41.5%, for the third quarter of 2004 and by $1,766,000, or 41.5%, for the first nine months of 2004, each compared with the same period of 2003. These effects were partially offset by decreases in interest expense on borrowings, commission based salaries and employee benefits, and other expenses related to the origination of residential mortgage loans.

Three Months Ended September 30, 2004 and 2003

         For the quarter ended September 30, 2004, CBI earned consolidated net income of $565,000, compared with $1,572,000 for the comparable period of 2003, a decrease of $1,007,000, or 64.1%. Basic earnings per share was $.13 in the 2004 quarter compared with $.36 for the 2003 quarter. Diluted earnings per share was $.12 for the 2004 quarter compared with $.35 for the 2003 quarter. The changes in the items comprising net income resulted from essentially the same factors discussed below regarding the results of operations for the nine months ended September 30, 2004.

                                                                                  Summary Income Statement
                                                                                  ------------------------
                                                                                   (Dollars in thousands)
For the Three Months Ended September 30,                           2004              2003         Dollar Change   Percentage Change
                                                                   ----              ----         -------------   -----------------

Interest income ....................................             $ 6,253           $ 6,155           $    98                1.6%
Interest expense ...................................               1,757             1,894              (137)              -7.2%
                                                                 -------           -------            ------
Net interest income ................................               4,496             4,261               235                5.5%
Provision for loan losses ..........................               1,648               232             1,416              610.3%
Noninterest income .................................               1,849             2,523              (674)             -26.7%
Noninterest expenses ...............................               3,826             4,109              (283)              -6.9%
Income tax expense .................................                 306               871              (565)             -64.9%
                                                                 -------           -------            ------
Net income .........................................             $   565           $ 1,572           $(1,007)             -64.1%
                                                                 =======           =======            ======

Nine Months Ended September 30, 2004 and 2003

         CBI's consolidated net income for the nine months ended September 30, 2004 was $3,345,000, down 22.9% from $4,338,000 for the comparable 2003 period.
Basic earnings per share for the 2004 period was $.77, down from $1.01 per share in 2003. Diluted earnings per share was $.74 for the 2004 period, down from $.98 for 2003.

                                                                                Summary Income Statement
                                                                                ------------------------
                                                                                  (Dollars in thousands)
For the Nine Months Ended September 30,                        2004               2003            Dollar Change    Percentage Change
                                                               ----               ----            -------------    -----------------
Interest income ....................................         $18,089            $18,289             $  (200)              -1.1%
Interest expense ...................................           5,059              5,855                (796)             -13.6%
                                                             -------            -------              ------
Net interest income ................................          13,030             12,434                 596                4.8%
Provision for loan losses ..........................           2,139                775               1,364              176.0%
Noninterest income .................................           5,626              7,154              (1,528)             -21.4%
Noninterest expenses ...............................          11,333             12,062                (729)              -6.0%
Income tax expense .................................           1,839              2,413                (574)             -23.8%
                                                             -------            -------              ------
Net income .........................................         $ 3,345            $ 4,338             $  (993)             -22.9%
                                                             =======            =======              ======


         CBI increased net interest income by reallocating resources into loans and investments and decreasing average amounts of short-term borrowings related to mortgage brokerage activities. Also, rates paid on deposits and other funding sources were lower in 2004 as compared with 2003.

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

         Net interest income increased by $235,000, or 5.5%, in the 2004 third quarter compared with the same 2003 quarter. This occurred primarily as a result of lower interest expenses. CBI had a reduced need for short-term funding during the 2004 period resulting from lower demand for refinancing of residential mortgage loans and the increased use of long-term debt that CBI obtained through the issuance of trust-preferred securities during the first quarter of 2004. Interest income for the 2004 three month period was slightly higher than in the same prior year period primarily because loans, other than residential mortgage loans held for sale, increased $28,186,000 during the 2004 third quarter.

         During the 2004 nine month period, net interest income increased by $596,000, or 4.8%, over the same period of 2003. This resulted primarily from a decrease in interest expense of $796,000 in the 2004 period. Interest income decreased by $200,000 during the 2004 period, as well.

         Total average interest bearing liabilities for the 2004 nine months increased $6,870,000 or 2.0% over 2003. Average short-term borrowings for the 2004 nine-month period fell $21,451,000, or 65.6%, below the average for the same period of 2003, while long-term debt for the 2004 period increased by $7,594,000, or 37.3%, due to the issuance of trust preferred securities during the 2004 first quarter. Average savings and interest bearing transaction account balances grew significantly in the 2004 nine month period, also, increasing $21,710,000, or 19.4%. Average time deposits were slightly lower in the 2004 period. Management believes that the 45 basis point decrease in the average rate paid for time deposits in the 2004 nine month period may have contributed to depositors moving funds to shorter-term, more liquid deposit products, probably in anticipation of increases in rates that depositors expect to be offered for time deposits in the future.

         Total average  interest  earning  assets for the 2004 nine month period increased  $18,287,000  or  4.3%  over  the  same  2003  period.  Average  loans outstanding for the 2004 period, including loans held for sale, were $18,962,000, or 5.5%, greater than in the 2003 period. As of September 30, 2004, loans, other than loans held for sale, were $50,852,000, or 15.3%, more than the amount of such loans as of December 31, 2003. Investment securities grew also, averaging $8,108,000, or 15.5%, more than in the first nine months of 2003. The average rates earned on these assets were 30 basis points lower in the 2004 period than in the 2003 period, however.

         The following table provides details of the changes in the composition of CBI's average balance sheet, its interest income and expense, and the relationships between those items.

                                                                             Average Balances, Yields and Rates
                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                        2004                                     2003
                                                                        ----                                     ----
                                                                      Interest                                 Interest
                                                           Average     Income /   Yields /          Average     Income /   Yields /
                                                          Balances     Expense     Rates *         Balances     Expense     Rates *
                                                          --------     -------     -------         --------     -------     -------
                                                                                      (Dollars in thousands)
Assets
Interest earning deposits ...........................     $   1,008     $    12       1.59%        $     903     $    14       2.07%
Investment securities - taxable .....................        50,662       1,152       3.03%           43,105       1,023       3.16%
Investment securities - tax exempt ..................         9,619         244       3.38%            9,068         245       3.60%
Federal funds sold ..................................        17,866         145       1.08%           26,754         218       1.09%
Loans, including loans held for sale ................       360,723      16,536       6.11%          341,761      16,789       6.55%
                                                          ---------     -------                    ---------     -------
         Total interest earning assets ..............       439,878      18,089       5.48%          421,591      18,289       5.78%
Cash and due from banks .............................        15,536                                   13,621
Allowance for loan losses ...........................        (4,283)                                  (3,800)
Premises and equipment, net .........................         7,166                                    6,863
Intangible assets ...................................         7,557                                    7,803
Other assets ........................................         4,014                                    3,165
                                                          ---------                                ---------
         Total assets ...............................     $ 469,868                                $ 449,243
                                                          =========                                =========

Liabilities and shareholders' equity
Interest bearing deposits
     Savings ........................................     $  78,882     $   571       0.97%        $  68,791     $   586       1.14%
     Interest bearing transaction accounts ..........        54,813         165       0.40%           43,194         147       0.45%
     Time deposits ..................................       185,557       3,033       2.18%          186,540       3,679       2.63%
                                                          ---------     -------                    ---------     -------
         Total interest bearing deposits ............       319,252       3,769       1.57%          298,525       4,412       1.97%
Short-term borrowings ...............................        11,251         186       2.20%           32,702         603       2.46%
Long-term debt ......................................        27,943       1,105       5.27%           20,349         840       5.50%
                                                          ---------     -------                    ---------     -------
         Total interest bearing liabilities .........       358,446       5,060       1.88%          351,576       5,855       2.22%
Noninterest bearing demand deposits .................        59,704                                   49,930
Other liabilities ...................................         1,772                                    1,955
Shareholders' equity ................................        49,946                                   45,782
                                                          ---------                                ---------
         Total liabilities and shareholders' equity .     $ 469,868                                $ 449,243
                                                          =========                                =========


Interest rate spread ................................                                 3.60%                                    3.56%
Net interest income and net yield
     on earning assets ..............................                   $13,029       3.95%                      $12,434       3.93%

* Yields and rates are annualized.

Provision and Allowance for Loan Losses, Non-performing and Potential Problem Loans

         The provision for loan losses for the third quarter of 2004 was $1,648,000, an increase of $1,416,000, or 610.3%, over the same period of 2003.
During the 2004 third quarter, net loan charge-offs were $164,000 and the allowance for loan losses as a percentage of loans outstanding (excluding loans held for sale) increased to 1.51% as compared with 1.21% at the end of the second quarter of 2004. Total non-performing loans (non-accrual and accruing loans past due 90 days and more) increased $1,976,000 during the third quarter of 2004.

         The provision for loan losses for the nine month 2004 period was $2,139,000, an increase of $1,364,000 or 176.0% over the comparable period of 2003. Net charge-offs in the 2004 period were $576,000, compared with $318,000 in the 2003 period. The allowance for loan losses stood at 1.51% of loans outstanding (excluding loans held for sale), compared with 1.27% at the end of 2003. The activity in the allowance for loan losses is summarized in the following table:

                                                             Nine Months Ended           Year Ended           Nine Months Ended
                                                             September 30, 2004       December 31, 2003       September 30, 2003
                                                             ------------------       -----------------       ------------------
                                                                                   (Dollars in thousands)
Allowance at beginning of period .........................     $   4,206                 $   3,573                 $   3,573
Provision for loan losses ................................         2,139                     1,119                       775
Net charge-offs ..........................................          (576)                     (486)                     (318)
                                                               ---------                 ---------                 ---------
Allowance at end of period ...............................     $   5,769                 $   4,206                 $   4,030
                                                               =========                 =========                 =========
Allowance as a percentage of loans outstanding ...........          1.51%                     1.27%                     1.24%

Loans at end of period ...................................     $ 382,958                 $ 332,106                 $ 323,992
                                                               =========                 =========                 =========


         Non-performing loans totaled $3,383,000 as of the end of the 2004 period compared with $2,741,000 as of December 31, 2003, an increase of $642,000 or 23.4%. Of the amount of nonaccrual loans, $1,776,000 or 62.8% was collateralized by commercial furniture and fixtures, inventories and accounts receivable, $712,000 or 25.2% was secured by mortgages on real estate, and the remainder is primarily secured by consumer automobiles and other personal property. The coverage ratio (allowance for loan losses divided by non-performing loans) was 1.71 as of the end of the 2004 third quarter and 1.53 at the end of 2003. Following is a summary of non-performing loans as of September 30, 2004 and December 31, 2003. There were no restructured loans during any of the periods listed below.

                                                                                      September 30, 2004     December 31, 2003
                                                                                      ------------------     -----------------
                                                                                                 (Dollars in thousands)
Non-performing loans
  Nonaccrual loans ...............................................................          $2,826                   $2,595
  Past due 90 days or more and still accruing ....................................             557                      146
                                                                                            ------                   ------
                     Total .......................................................          $3,383                   $2,741
                                                                                            ======                   ======
Non-performing loans as a percentage
  of loans outstanding ...........................................................            0.88%                    0.83%


         Potential problem loans are defined as loans, not including nonaccrual loans or loans that are 90 days past due and still accruing, where information about the borrowers' credit problems causes management to have doubts about the borrowers' ability to comply with the original repayment terms. At September 30, 2004, the Corporation had identified $6,800,000, or 1.8%, of the loan portfolio, as potential problem loans. This is an increase of $3,563,000 over the amount as of December 31, 2003. The amount of potential problem loans does not represent management's estimate of potential losses since a significant portion of these loans are secured by real estate and other forms of collateral.

         Based on current levels of non-performing and other potential problem loans, including an evaluation of any available collateral, management believes that loan charge-offs in 2004 will substantially exceed the amount experienced in 2003 as such loans progress through the collection, foreclosure, and repossession process. Management will continue to closely monitor the levels of non-performing and potential problem loans and address the weaknesses in those credits to enhance the amount of ultimate collection or recovery of these assets. Management considers the levels and trends in non-performing and past due loans in determining how the provision and allowance for loan losses is estimated and adjusted.

         During the third quarter of 2004, management identified $5,121,000 of problem loans in the portfolio of one of the banking subsidiaries. Of this amount, $1,750,000 is included in nonaccrual loans and $3,371,000 is included in potential problem loans as of September 30, 2004.

         The loans classified as nonaccrual are collateralized by equipment, inventory and accounts receivable of business entities involved in bankruptcy proceedings. It is doubtful that the net realizable value of the collateral will be sufficient to repay the loans.

         Of the amount included in potential problem loans, $200,000 is unsecured and $824,000 is collateralized by inventory, accounts receivables and the proceeds of contracts. The remaining $2,347,000 is collateralized by restricted securities of indeterminate value.

Noninterest Income

         Non-interest income for the 2004 quarter decreased $674,000, or 26.7% from the 2003 quarter. The majority of the decrease was attributable to mortgage brokerage income which decreased $593,000, or 41.5%. Service charges on deposit accounts were down by $52,000. CBI realized gains of $10,000 from sales of available-for-sale securities in the 2004 three-month period. There were no sales of securities in the 2003 quarter.

         Non-interest   income  for  the  2004  nine  month   period   decreased
$1,528,000, or 21.4%, from the 2003 amount. Most of the decrease was attributable to a $1,766,000 or 41.5% decrease in mortgage brokerage income. The Company's mortgage brokerage activities in 2004 have been affected adversely by increasing interest rates and decreasing demand for mortgage loans. CBI also recorded securities gains of $5,000 in the 2004 nine month period compared with losses of $252,000 in 2003.

Noninterest Expenses

         Noninterest expenses decreased $283,000, or 6.9%, for the third quarter of 2004 compared with the 2003 quarter. Salaries and employee benefits decreased $338,000, or 13.7%, due to the reduced mortgage brokerage activity. Premises and equipment expenses increased $44,000, or 9.5%, primarily due to the deployment of new technologies, as described below.

         During the first nine months of 2004, noninterest expenses decreased $729,000, or 6.0%, as compared with the same 2003 period. Salaries and employee benefits decreased $1,033,000, or 13.8%, primarily due to the mortgage brokerage subsidiary's largely commission-based compensation system and the lower volume of home mortgage originations and sales in 2004. For the first nine months of 2004, premises and equipment expenses were up $201,000, or 15.8%, as compared with the 2003 period, due to depreciation and amortization expenses resulting from the acquisition and implementation of hardware and software associated with imaging technologies. Over time, the use of such technology is expected to reduce certain operating expenses, including postage and research, improve internal processes and access to information, enable the Company to take advantage of opportunities presented by the effectiveness of Check 21 legislation, and enhance the Company's ability to provide customer service. Management believes that noninterest expenses will continue to increase for the remainder of 2004 and in 2005 as a result of legislative mandates, such as Sarbanes-Oxley Section 404 which will be effective for the Company's 2005 audited financial statements, and the implementation of certain improvements in internal processes that are presently contemplated.

Income Tax Expense

         Income tax expense decreased $565,000 and $574,000 for the third quarter and nine months ended September 30, 2004, respectively, due to lower taxable income. The average income tax rates applied to year-to-date income before income taxes during 2004 and 2003 were approximately 35.5% and 35.7%, respectively.

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

         Total deposits at September 30, 2004 were $393,567,000, an increase of $14,863,000 or 3.9% over the amount at December 31, 2003. As of September 30, 2004, the loan to deposit ratio was 97.3%, compared with 87.7% at December 31, 2003 and 91.1% as of September 30, 2003.

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

         The September 30, 2004 risk based capital ratios for CBI and its banking subsidiaries are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                                                            September 30, 2004
                                                                                            ------------------
                                                                             Tier 1            Total Capital          Leverage
                                                                             ------            -------------          --------

Community Bankshares, Inc. ..........................................        14.46%               15.63%               11.44%
Orangeburg National Bank ............................................        12.11%               13.36%                9.51%
Sumter National Bank ................................................         9.62%               10.88%                8.50%
Florence National Bank ..............................................        10.66%               11.68%                9.63%
Bank of Ridgeway ....................................................        14.04%               14.95%                8.70%
Minimum "well capitalized" requirement ..............................         6.00%               10.00%                6.00%
Minimum requirement .................................................         4.00%                8.00%                4.00%


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

Variable Interest Entity

         As discussed under "Results of Operations - Net Interest Income," and in the notes to unaudited consolidated financial statements under "Variable Interest Entities," as of September 30, 2004, CBI held an interest in, and guarantees the liabilities of, a non-consolidated variable interest entity.

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

         The following table sets forth the contractual amounts of commitments which represent credit risk:

                                               September 30, 2004
                                               ------------------
                                                  (Dollars in
                                                   thousands)
Loan commitments ...........................      $ 51,936
Standby letters of credit ..................         2,609


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

         Derivative financial instruments are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. The following table includes the notional principal amounts of rate lock commitments and forward sales contracts as of September 30, 2004, and the estimated fair values of those financial instruments included in other assets and liabilities in the balance sheet as of that date.

                                                        September 30, 2004
                                                        ------------------
                                                                      Estimated
                                                                      Fair Value
                                                    Notional            Asset
                                                      Amount         (Liability)
                                                      ------         -----------
                                                        (Dollars in thousands)
Rate lock commitments to potential borrowers
  to originate mortgage loans to be
  held for sale ..................................  $ 7,101              $ 36
Forward sales contracts with investors
  of mortgage loans to be held for sale ..........    7,101               (36)


ACCOUNTING AND REPORTING CHANGES

         Statement of Financial Accounting Standards No. 150 ("SFAS No. 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," requires financial instruments within its scope to be classified as liabilities (or assets in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003, except for certain mandatorily redeemable financial instruments. For those mandatorily redeemable financial instruments, the effective date of certain provisions of SFAS No. 150 has been deferred by FASB Staff Position FAS 150-3. When fully implemented, the adoption of SFAS No. 150 is not expected to have a material on the Company's financial statements.

         Effectiveness of the guidance issued in paragraphs 10-20 of Emerging Issues Task Force ("EITF") Issue No 03-1, "The Meaning of Other-Than-Temporarily Impairment and Its Application to Certain Investments" has been delayed by FASB Staff Position EITF Issue 03-1-1 until the final issuance of proposed EITF Issue 03-1-a, "Implementation Guidance for the Application of Paragraph 16 of EITF Issue No 03-1..." All disclosures required by EITF Issue No 03-1 for annual financial statements continue to be effective for fiscal years ending after December 15, 2003 for investments accounted for under FASB Statements No 115 and
124. For all other investments within the scope of this Issue, the disclosures continue to be effective in annual financial statements for fiscal years ending after June 15, 2004. Additional disclosures for cost method investments continue to be effective for fiscal years ending after June 15, 2004. The adoption of this EITF is not expected to materially affect the Company's financial statements.

         The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued its Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," which is effective generally for loans acquired in fiscal years beginning after December 15, 2004. Early application is encouraged. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental organizations, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. For loans acquired in fiscal years prior to this SOP's effective date and within the scope of Practice Bulletin 6, the SOP also amends the application of Practice Bulletin 6 with regard to accounting for decreases in cash flows expected to be collected. The adoption of this SOP as of January 1, 2005 is not expected to have any material impact on the Company's financial statements.


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

         CBI's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. According to the model, as of September 30, 2004, CBI is positioned so that net interest income would increase $271,000 and net income would increase $163,000 in the next twelve months if interest rates rose 100 basis points. Conversely, net interest income would decline $371,000 and net income would decline $227,000 in the next twelve months if interest rates declined 100 basis points. In the current interest rate environment, it is unlikely that there will be any large rate decreases in the immediate future. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions CBI, its customers and the issuers of its investment securities could undertake in response to changes in interest rates.

         As of September 30, 2004, there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2003. The foregoing disclosures related to the market risk of CBI should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2003 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) and 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this quarterly report, were effective.

         There has been no change in the issuer's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is likely to reasonable materially affect, the issuer's internal control over financial reporting.



                           PART II--OTHER INFORMATION

Item 6.  Exhibits

         Exhibits    31-1.   Rule 13a-14(a)/15d-14(a) Certification of principal
                             executive officer

                     31-2. Rule 13a-14(a)/15d-14(a) Certification of principal accounting officer

                       32.   Certifications Pursuant to 18 U.S.C. Section 1350

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        DATED: November 10, 2004

COMMUNITY BANKSHARES, INC.
          s/E. J. Ayers, Jr.
By:      -------------------------------------
         E. J. Ayers, Jr.
         Chief Executive Officer


         s/William W. Traynham
By:      -------------------------------------
         William W. Traynham
         President and Chief Financial Officer
         (Principal Accounting Officer)