Form 10-K
period 2004-12-31
COMMUNITY BANKSHARES INC /SC/
filed 2005-03-31
CIK 894508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004        Commission File No. 000-22054

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2004 was approximately $59,459,000.

As of March 09, 2005, there were 4,390,784 shares of the registrant's common stock, no par value, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders - Part III

                             10-K TABLE OF CONTENTS

                                                           Part I                                         Page
Item 1          Description of Business ...............................................................    3
Item 2          Description of Property ...............................................................   10
Item 3          Legal Proceedings .....................................................................   11
Item 4          Submission of Matters to a Vote of Security Holders ...................................   11

                                                           Part II
Item 5          Market for Registrant's Common Equity, Related Stockholder Matters and
                   Issuer Purchases of Equity Securities ..............................................   12
Item 6          Selected Financial Data ...............................................................   13
Item 7          Management's Discussion and Analysis of Financial Condition and Results of
                   Operations .........................................................................   14
Item 7A         Quantitative and Qualitative Disclosures about Market Risk ............................   32
Item 8          Financial Statements and Supplementary Data ...........................................   36
                Report of Independent Registered Public Accounting Firm ...............................   37
                Consolidated Balance Sheets, December 31, 2004 and 2003 ...............................   38
                Consolidated Statements of Income,
                   Years Ended December 31, 2004, 2003 and 2002 .......................................   39
                Consolidated Statements of Changes in Shareholders' Equity,
                   Years Ended December 31, 2004, 2003 and 2002 .......................................   40
                Consolidated Statements of Cash Flows,
                   Years Ended December 31, 2004, 2003 and 2002 .......................................   41
                Notes to Consolidated Financial Statements ............................................   42
                Quarterly Data for 2004 and 2003 ......................................................   68
Item 9          Changes In and Disagreements with Accountants
                   on Accounting and Financial Disclosure .............................................   69
Item 9A         Controls and Procedures ...............................................................   69
Item 9B         Other Information .....................................................................   69

                                                           Part III
Item 10         Directors and Executive Officers of the Registrant ....................................   *
Item 11         Executive Compensation ................................................................   *
Item 12         Security Ownership of Certain Beneficial Owners and Management and
                   Related Stockholder Matters ........................................................   *
Item 13         Certain Relationships and Related Transactions ........................................   *
Item 14         Principal Accountant Fees and Services ................................................   *

                                                           Part IV
Item 15         Exhibits and Financial Statement Schedules ............................................   71

* Incorporated by reference to Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders

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

                        References to our Website Address

         References to our website address throughout this Annual Report on Form 10-K and in any documents incorporated into this Form 10-K by reference are for informational purposes only, or to fulfill specific disclosure requirements of the Securities and Exchange Commission's rules or the American Stock Exchange listing standards. These references are not intended to, and do not, incorporate the contents of our website by reference into this Form 10-K or the accompanying materials.

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

         Florence National Bank (the Florence bank) is a national bank, chartered in 1998, operating from two offices located in Florence, South Carolina. A second office was opened in early 2005.

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

         Most of the other financial institutions in the Orangeburg, Sumter, Florence and most of the Ridgeway service areas are branch offices of large, regional banks with offices located throughout South Carolina. At June 30, 2004, there were five FDIC insured financial institutions competing with the Corporation in the city of Orangeburg, eight financial institutions competing with the Corporation in Sumter County, and 15 financial institutions competing with the Corporation in the city of Florence. At June 30, 2004, the Orangeburg bank had the second largest deposit base in the city of Orangeburg; the Sumter bank had the third largest deposit base in Sumter County; the Florence bank had the sixth largest deposit base in the city of Florence; and the Ridgeway bank had the largest deposit base in Fairfield County and approximately half the deposits in the town of Blythewood.

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

         Each national banking association is required by federal law to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared by the board of directors of such bank in any year will exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, national banks can only pay dividends to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation). South Carolina banking regulations also restrict the amount of dividends that South Carolina state banks can pay shareholders. Any dividends by a South Carolina state bank that exceed the bank's total year-to-date earnings are subject to prior approval of the South Carolina Commissioner of Banking and are generally payable only from undivided profits. Payment of dividends by a state bank would also be prohibited if the effect would be to cause the Bank's capital to fall below applicable minimum capital requirements.

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

Regulation of the Banks

         Orangeburg National Bank, Sumter National Bank, and Florence National Bank are also subject to regulation and examination by the OCC bank examiners. The Bank of Ridgeway is subject to regulation and examination by the FDIC and the State Board. In addition, the Banks are subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. The Banks' loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, prohibiting discrimination on the basis of certain prohibited factors in extending credit; the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Banks are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

         The legislation also creates another new type of entity called a "financial subsidiary." A financial subsidiary may be used by a national bank or a group of national banks to engage in many of the same activities permitted for a financial holding company, though several of these activities, including real estate development or investment, insurance or annuity underwriting, insurance portfolio investing and merchant banking, are reserved for financial holding companies. A bank's investment in a financial subsidiary affects the way in which the bank calculates its regulatory capital, and the assets and liabilities of financial subsidiaries may not be consolidated with those of the bank. The bank must also be certain that its risk management procedures are adequate to protect it from financial and operational risks created both by itself and by any financial subsidiary. Further, the bank must establish policies to maintain the separate corporate identities of the bank and its financial subsidiary and to prevent each from becoming liable for the obligations of the other. The Florence bank and the Orangeburg bank each have a financial subsidiary for the sale of securities and insurance products.

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

         The Act and the regulations adopted pursuant to the Act create new opportunities for CBI to offer expanded services to customers in the future, though, except as noted above, CBI has not yet determined what the nature of the expanded services might be or when CBI might find it feasible to offer them. The Act has increased competition from larger financial institutions that are currently more capable than CBI of taking advantage of the opportunity to provide a broader range of services. However, CBI continues to believe that its commitment to providing high quality, personalized service to customers will permit it to remain competitive in its market area.

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

Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act, which was enacted in 2002, mandated extensive reforms and requirements for public companies. The SEC has adopted extensive new regulations pursuant to the requirements of the Sarbanes-Oxley Act. The
Sarbanes-Oxley Act and the SEC's new regulations have increased the Corporation's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Corporation does not believe that it will be affected by Sarbanes-Oxley and the new SEC regulations in ways that are materially different or more onerous than those of other public companies of similar size and in similar businesses.

Legislative Proposals

         Legislation which could significantly affect the business of banking is introduced in Congress from time to time. CBI cannot predict the future course of such legislative proposals or their impact on CBI should they be adopted.

Employees

         At December 31, 2004 the Corporation employed 182 full time equivalent employees. Management believes that its employee relations are excellent.

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

         The Florence bank leases approximately 1.7 acres of land located at 2009 Hoffmeyer Road in Florence, South Carolina for its main office. The lease is for an initial term of ten years and provides for two ten year renewals and a final two year renewal. The Florence bank is responsible for property taxes and improvements. The Corporation built a 7,500 square foot, one-story building for the Florence bank on the leased site. The Florence bank also leases approximately one quarter acre of land and a 2,000 square foot building at 812 Second Loop Road, Florence, SC for its branch office. The lease is for an initial term of five years and contains both early termination and renewal options. The Florence bank has also purchased a 1.1 acre lot on the 600 block of the Pamplico Highway in Florence for approximately $600,000. This property is intended for future development.

         The Ridgeway bank's main office is located in a two story building on a quarter acre site owned by the Bank at 100 S. Palmer St. in Ridgeway. The bank also owns a 1,590 square foot one story branch office on a .9 acre site at 115 McNulty St. in Blythewood, SC, and a 1,900 square foot one story branch office on a one acre site at 610 West Moultrie St. in Winnsboro, SC. The bank also owns approximately 1.5 acres of land on Longtown Road in Northeast Richland County, SC, where it intends to build a new full-service banking office. Construction is tentatively scheduled to begin in 2006. The Ridgeway Bank has signed a letter of intent to move its Blythewood, SC office from its present location to the Village, located off Blythewood Road near Interstate 77. The Bank will occupy approximately 6,600 square feet of a two story building which is expected to be built by early 2006.

         The mortgage company operates from leased offices located at 508 Hampton Street, Suite 201, Columbia, SC, 10253 Two Notch Road, Columbia, SC, 304 West Westmark, Sumter, SC, and 1704 E. Greenville Street, Anderson, SC. The Hampton Street, Columbia office is leased under the terms of a five year lease. At the end of that period, the lease will automatically renew on a month-to-month basis. The other offices are rented under month-to-month rental agreements. The mortgage company expects to move its Sumter operations into the Sumter National Bank branch located on West Liberty Street in early 2005.

         Information about future lease payments is included in Note 7 to the consolidated financial statements contained elsewhere in this report.

         The Corporation has acquired approximately three acres of land in the northeast area of the City of Orangeburg and expects to soon begin the construction of a two story, 16,000 square foot corporate headquarters and operations center building on that property. It is anticipated that the new building will be completed in early 2006. The Corporation expects this project to cost approximately $2,000,000.

Item 3.  Legal Proceedings

         The Company, the Banks and the Mortgage Company are from time to time subject to legal proceedings in the ordinary course of their business. No proceedings were pending at December 31, 2004, that management believes are likely to have a material adverse effect on the Company or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted for a vote of the security holders during the fourth quarter of 2004.

                                     PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         The Corporation's shares of Common Stock are traded on the American Stock Exchange (the AMEX) under the ticker symbol SCB.

         The following table summarizes the range of high and low prices for the Corporation's Common Stock as reported on the American Stock Exchange for each quarterly period over the last two years.

                       Quarter Ended          High         Low
                       -------------          ----         ---
                         March 31, 2003     $ 17.09     $ 14.50
                          June 30, 2003     $ 16.45     $ 15.00
                     September 30, 2003     $ 18.85     $ 15.91
                      December 31, 2003     $ 19.40     $ 18.10
                         March 31, 2004     $ 20.92     $ 17.70
                          June 30, 2004     $ 19.00     $ 16.80
                     September 30, 2004     $ 18.90     $ 17.30
                      December 31, 2004     $ 19.50     $ 17.37


         During 2004, the Corporation had stock sales volume of 385,500 shares compared with 416,600 shares the prior year.

         There were 2,183 holders of record of the Corporation's Common Stock (no par value) as of December 31, 2004 compared with 2,104 the prior year.

         During 2004, the Corporation authorized and paid quarterly cash dividends totaling 40 cents per share. The total cost of these dividends was $1,744,000 or 54.3% of after tax profits. During 2003, the Corporation authorized and paid quarterly cash dividends totaling 36 cents per share. The total cost of these dividends was $1,554,000 or 27.6% of after tax profits. The dividend policy of the Corporation is subject to the discretion of the Board of Directors and depends upon a number of factors, including earnings, financial condition, cash needs and general business conditions, as well as applicable regulatory considerations. Subject to ongoing review of these circumstances, the Board expects to maintain a reasonable, safe and sound dividend payment policy.

         The current source of dividends to be paid by the Corporation is the dividends received from its banking subsidiaries. Accordingly, the laws and regulations that govern the payment of dividends by national banking associations and state chartered banks may restrict the Corporation's ability to pay dividends. National banks may pay dividends only out of present and past earnings and state banks may only pay out of current earnings without prior regulatory approval. Both are subject to numerous limitations designed to ensure that the Banks have adequate capital to operate safely and soundly (See Item 1. Description of Business - Supervision and Regulation - Payment of Dividends). At December 31, 2004 the Banks could pay up to approximately $7,961,000 in dividends without prior approval of their regulators.

         The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

         The Corporation did not purchase any shares of its common stock during the fourth quarter of 2004. The Corporation did not sell any of its securities in transactions that were not registered under the Securities Act of 1933 during the year ended December 31, 2004.

Item 6.  Selected Financial Data

         The following is a summary of the consolidated financial position and results of operations of the Corporation for the years ended December 31, 1999 through 2004.


Community Bankshares, Inc. and Subsidiaries
(Dollars in thousands, except per share data)

                                                                            Years Ended December 31,
                                                                            ------------------------
                                                                                                                          Five Year
                                                                                                                           Compound
                                               2004         2003       2002 (1)     2001 (2)       2000         1999     Growth Rate
                                               ----         ----       --------     --------       ----         ----     -----------
INCOME STATEMENT DATA
Net interest income ....................    $ 17,843     $ 16,708     $ 14,625     $ 10,940     $ 10,228     $  8,430      16.18%
Provision for loan losses ..............       5,102        1,119        1,033          650          688          612      52.83%
Noninterest income .....................       7,278        9,125        7,194        3,584        1,966        1,479      37.53%
Noninterest expense ....................      15,039       15,932       12,465        7,810        6,552        6,066      19.91%
Net income .............................       3,209        5,635        5,401        3,908        3,147        2,182       8.02%

PER COMMON SHARE (3)
Net income - basic .....................       $0.74        $1.31        $1.42        $1.21        $0.99        $0.68       1.71%
Net income - diluted ...................        0.72         1.27         1.38         1.20         0.98         0.68       1.15%
Cash dividends .........................        0.40         0.36         0.32         0.28         0.22         0.19      16.05%
Book value .............................       11.39        11.10        10.16         8.35         7.24         6.35      12.40%

BALANCE SHEET DATA (YEAR END)
Total assets ...........................    $512,377     $466,580     $437,320     $318,617     $273,323     $228,030      17.58%
Loans held for sale ....................      15,090        8,411       24,664       10,265          343          269     123.76%
Loans, net .............................     389,302      327,900      302,911      237,340      192,996      155,422      20.16%
Deposits ...............................     423,458      378,704      337,062      255,433      218,811      184,364      18.09%
Shareholders' equity ...................      50,027       48,070       43,717       27,547       23,139       20,245      19.83%(4)

FINANCIAL RATIOS
Return on average assets ...............        0.67%        1.25%        1.43%        1.36%        1.26%        1.06%
Return on average equity ...............        6.41%       12.17%       15.10%       15.58%       14.67%       11.12%
Net interest margin ....................        4.00%        3.95%        4.14%        4.00%        4.34%        4.37%

OPERATIONS DATA
Banks' branch offices ..................           9            8            8            4            4            4
Mortgage loan offices ..................           4            3            3            3            -            -
Employees (full-time equivalent) .......         182          190          175          126           84           85

(1)  July, 2002 - Ridgeway Bancshares, Inc. acquired.
(2)  November, 2001 - Community Resource Mortgage, Inc. acquired.
(3) Per share amounts have been retroactively adjusted to reflect a five percent stock dividend issued in 2000.
(4)  Includes growth from proceeds of issuances of stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

INTRODUCTION

         The discussion and data presented below analyze major factors and trends regarding the financial condition and results of operations of Community Bankshares Inc. and its subsidiaries for the three year period ended December
31, 2004. This information should be reviewed in conjunction with the consolidated financial statements and related notes contained elsewhere in this report.

Business of the Corporation

         Community Bankshares Inc. is a bank holding company. CBI owns four banking subsidiaries: Orangeburg National Bank, Sumter National Bank, Florence National Bank, and the Bank of Ridgeway (acquired in July 2002), and a mortgage company subsidiary, Community Resource Mortgage, Inc. (acquired in November
2001). CBI provides item and data processing and other technical services for its subsidiaries. The consolidated financial report for 2004 represents the operations of the holding company, its banks and the mortgage company on a consolidated basis. Condensed parent-only financial statements are presented in the notes to the consolidated financial statements.

         Orangeburg National Bank is a national banking association and commenced operations in November 1987. It operates two offices in Orangeburg, South Carolina. Sumter National Bank is a national banking association and commenced operations in June 1996. It operates two offices in Sumter, South Carolina. Florence National Bank is a national banking association and commenced operations in July 1998. It operates two offices in Florence, South Carolina. The Bank of Ridgeway is a state chartered bank and operates from three offices, located in Ridgeway, Winnsboro and Blythewood, SC. The banks provide a variety of commercial banking services in their respective communities. Their primary customer markets are consumers and small to medium sized businesses.

         Community Resource Mortgage, Inc. is a South Carolina corporation that commenced business in 1996, and was acquired by the Corporation in 2001. It is a mortgage brokerage company that provides a variety of one to four family residential mortgage products, primarily for resale in the secondary market, from offices in Columbia, Sumter and Anderson, South Carolina.

EARNINGS PERFORMANCE

2004 compared with 2003

         For the year ended December 31, 2004, the Corporation recorded net income of $3,209,000, a decrease of $2,426,000, or 43.1%, from net income of $5,635,000 for 2003. Net income per share for 2004 was $.74 compared with $1.31 for 2003. Diluted net income per share was $.72 for 2004 compared with $1.27 for 2003. Return on average assets was .67% for 2004 compared with 1.25% for 2003. Return on average shareholders' equity was 6.41% for 2004 compared with 12.17% for 2003.

         Net income for 2004 was affected primarily by the following factors:

o the 2004 loan loss provision expense increased by $3,983,000 over 2003 due to problems associated with several large commercial loans,
o mortgage loan brokerage income decreased $2,070,000 because of a significant reduction in residential mortgage loan production,
o noninterest expenses decreased by $893,000, primarily due to lower commission based salaries and benefits paid for mortgage brokerage staffing;
o increased average holdings of loans and investments resulted in a $606,000 increase in interest and dividend income;
o interest expense was decreased by $529,000 primarily due to lower interest rates paid on time deposits and lower funding costs for mortgage brokerage activities;
o income tax expense was reduced by $1,376,000 due to the net effect of the factors enumerated above.

         Net interest income for 2004 increased by $1,135,000 over the 2003 amount due to increases of $587,000 and $90,000 in interest income on loans and investment securities, respectively, and decreases of $465,000 and $545,000 in interest expenses related to time deposits and short-term borrowings, respectively. Interest expense for long-term debt increased by $401,000 in 2004, primarily due to the issuance of $10,000,000 of trust preferred securities by the Corporation. The proceeds of this debt were used primarily to increase the capitalization of some of the subsidiary Banks, to fund mortgage loan brokerage production and for other general corporate purposes.

2003 compared with 2002

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

Comprehensive Income

         Comprehensive income for 2004, 2003, and 2002 was $3,061,000, $5,595,000, and $5,506,000, respectively. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Other elements of comprehensive income for the Corporation are correlated directly to the effects that changing market rates of interest have on the fair values of the Corporation's holdings of available-for-sale securities. The resulting changes in unrealized holding gains and losses on such securities are reported as a separate component of shareholders' equity. Those changes in fair value, net of income tax effects, are the only elements of comprehensive income.

Net Interest Income

         Net interest income, the difference between interest income earned and interest expense incurred, is the principal source of the Corporation's earnings. Net interest income is affected by changes in the levels of interest rates and by changes in the volume and mix of interest earning assets and interest bearing liabilities. During the first six months of 2004 and throughout 2003 and 2002, market interest rates were generally stable. Beginning in 2000 and continuing until late in the second quarter of 2004, the Federal Reserve Board's policy was to provide stimulus to the U.S. economy by first setting, and then maintaining, interest rates at low levels. The effects of these actions on the Corporation were varied. The Corporation's overall funding costs decreased during the period, but there were similar decreases in the yields realized on loans and investments. The mortgage subsidiary experienced extremely large volumes of originations and refinancing activity, which strained its ability both to fund and to process those transactions until the volume diminished in the fourth quarter of 2003. Refinancing activity during the first six months of 2004 was driven primarily by uncertainty and concern about whether the Federal Reserve Board would begin to cause interest rates to rise, and, if so, the magnitude and timing of those increases. Finally, late in the second quarter of 2004, the Federal Reserve Board implemented a series of "measured increases."

         Net interest income was $17,843,000,  $16,708,000,  and $14,625,000 for
2004, 2003, and 2002, respectively. The amounts of interest income increased in both 2004 and 2003, and interest expense amounts decreased. Average earning assets and average interest bearing liabilities amounts increased steadily over those two years, also. A large percentage of the increase in 2003 is attributable to the Ridgeway bank acquisition in July 2002.

         The following table presents the average balance sheets, the average yield and the interest earned on earning assets, and the average rate and the interest expense on interest bearing liabilities for the years ended December 31, 2004, 2003, and 2002.

                       Average Balances, Yields and Rates

                                                                            Years Ended December 31,
                                                                            ------------------------
                                                        2004                          2003                           2002
                                                        ----                          ----                           ----
                                                      Interest                      Interest                       Interest
                                            Average   Income/  Yields/    Average    Income/  Yields/    Average    Income/  Yields/
                                            Balances  Expense   Rates     Balances   Expense   Rates     Balances   Expense   Rates
                                            --------  -------   -----     --------   -------   -----     --------   -------   -----
                                                                              (Dollars in thousands)
Assets
Interest-bearing deposits with other banks   $ 1,086  $    20   1.84%    $    990   $    19   1.92%      $  1,229    $    36   2.93%
Investment securities - taxable               49,546    1,518   3.06%      45,488     1,414   3.11%        43,980      1,970   4.48%
Investment securities - tax exempt (1)         9,201      312   3.39%       9,174       322   3.51%         4,888        217   4.44%
Federal funds sold                            16,950      203   1.20%      26,582       279   1.05%        21,364        347   1.62%
Loans, including held for sale (1) (2)       371,061   22,821   6.15%     340,518    22,234   6.53%       281,907     20,174   7.16%
                                            --------  -------            --------   -------              --------    -------
         Total interest earning assets       447,844   24,874   5.55%     422,752    24,268   5.74%       353,368     22,744   6.44%
Cash and due from banks                       15,587                       14,452                          14,222
Allowance for loan losses                     (4,615)                      (3,861)                         (3,201)
Premises and equipment                         7,327                        6,996                           6,011
Intangible assets                              7,526                        7,772                           4,360
Other assets                                   4,041                        3,400                           3,350
                                              ------                     --------                        -------
         Total assets                       $477,710                     $451,511                        $378,110
                                            ========                     ========                        ========

Liabilities and shareholders' equity
Interest bearing deposits
     Interest bearing transaction accounts  $ 54,918  $   225   0.41%    $ 44,481   $   193   0.43%      $ 41,101    $   285   0.69%
     Savings                                  80,534      814   1.01%      70,552       766   1.09%        55,790        905   1.62%
     Time deposits                           190,290    4,263   2.24%     186,502     4,728   2.54%       162,512      5,328   3.28%
                                            --------  -------            --------   -------              --------    -------
         Total interest bearing deposits     325,742    5,302   1.63%     301,535     5,687   1.89%       259,403      6,518   2.51%
Short-term borrowings                         10,309      205   1.99%      29,026       750   2.58%        18,712        478   2.55%
Long-term debt                                28,601    1,524   5.33%      20,395     1,123   5.51%        20,254      1,123   5.54%
                                            --------  -------            --------   -------              --------    -------
         Total interest bearing liabilities  364,652    7,031   1.93%     350,956     7,560   2.15%       298,369      8,119   2.72%
Noninterest-bearing demand deposits           61,220                       52,047                          41,198
Other liabilities                              1,782                        2,217                           2,783
Shareholders' equity                          50,056                       46,291                          35,760
                                            --------                     --------                        --------
         Total liabilities and
            shareholders' equity            $477,710                     $451,511                        $378,110
                                            ========                     ========                        ========

Interest rate spread (3)                                        3.62%                         3.59%                            3.72%
Net interest income and net yield
     on earning assets (4)                            $17,843   3.98%               $16,708   3.95%                  $14,625   4.14%

(1) Interest income on tax-exempt loans and investment securities has not been calculated on a tax-equivalent basis.
(2) Nonaccruing loans are included in the average balances and income from such loans is recognized on a cash basis.
(3) Total interest earning assets yield less total interest bearing liabilities rate.
(4) Net yield equals net interest income divided by total interest earning assets.

         By year end 2004 compared with 2003, gross loans grew $61,543,000, while deposits grew $44,754,000. Because the growth in deposit liabilities in 2004 has not been sufficient to fund the Corporation's growth in loans, management took several actions. Early in the second quarter of 2004, the Corporation issued approximately $10,000,000 in long-term debt trust preferred securities to enhance the capital positions of some of the banking subsidiaries and to provide a more stable funding source for its mortgage banking operations. As a result, the Corporation reduced its reliance on short-term, relatively high cost borrowings in 2004. The Corporation continues to maintain a short-term line of credit with another financial institution which can be used to fund construction mortgage loan demand. The Corporation also changed its asset allocation such that its investments in federal funds sold and securities available-for-sale decreased significantly by the end of 2004 compared 2003. This also allowed the Corporation to invest significantly more dollars in the higher yielding loan earning asset category.

         Time deposits are the largest category of the Corporation's deposit liabilities. Interest rates paid for such liabilities continued to decrease during 2004. Accordingly, total interest expense decreased from $8,119,000 in 2002, to $7,560,000 in 2003 and to $7,031,000 in 2004. The average rates paid for time deposits declined from 3.28% in 2002 to 2.24% in 2004. Recent increases in short-term market rates of interest are expected to cause the Corporation to begin increasing the rates it offers for deposit liabilities. The trust preferred securities were issued with a variable rate, as well. As a result, it is expected that the costs of deposits and other funding sources will increase in 2005.

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

         As reflected in the table, the increases in net interest income during each of the past two years primarily are due to higher volumes of earning assets coupled with reductions in the rates paid on deposit liabilities. Loan growth has been especially prominent in contributing to increases in interest income.

       Volume and Rate Variance Analysis

                                                                      2004 compared with 2003           2003 compared with 2002
                                                                      -----------------------           -----------------------
                                                                  Volume*      Rate*      Total       Volume*      Rate*      Total
                                                                  -------      -----      -----       -------      -----      -----
                                                                                        (Dollars in thousands)
Interest earning assets
     Interest-bearing deposits with other banks ............    $     2     $    (1)    $     1     $    (6)    $   (11)    $   (17)
     Investment securities - taxable .......................        124         (20)        104          66        (622)       (556)
     Investment securities - tax exempt ....................          1         (11)        (10)        158         (53)        105
     Federal funds sold ....................................       (111)         35         (76)         73        (141)        (68)
     Loans, including held for sale ........................      1,924      (1,337)        587       3,936      (1,876)      2,060
                                                                -------     -------     -------     -------     -------     -------
             Interest income ...............................      1,940      (1,334)        606       4,227      (2,703)      1,524
                                                                -------     -------     -------     -------     -------     -------
Interest bearing liabilities
     Interest bearing deposits
         Interest bearing transaction accounts .............         43         (11)         32          22        (114)        (92)
         Savings ...........................................        103         (55)         48         204        (343)       (139)
         Time deposits .....................................         94        (559)       (465)        716      (1,316)       (600)
                                                                -------     -------     -------     -------     -------     -------
             Total interest bearing deposits ...............        240        (625)       (385)        942      (1,773)       (831)
     Short-term borrowings .................................       (402)       (143)       (545)        266           6         272
     Long-term debt ........................................        438         (37)        401           8          (8)          -
                                                                -------     -------     -------     -------     -------     -------
             Total interest expense ........................        276        (805)       (529)      1,216      (1,775)       (559)
                                                                -------     -------     -------     -------     -------     -------
             Net interest income ...........................    $ 1,664     $  (529)    $ 1,135     $ 3,011     $  (928)    $ 2,083
                                                                =======     =======     =======     =======     =======     =======

* The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of rate or volume variance to the sum of the two absolute variances except in categories having balances in only one period. In such cases, the entire variance is attributed to volume variance.

         Although management currently expects that interest rates will increase in 2005, management has not presently identified any factors that it believes might cause interest rates to increase sharply in a short period of time.
However, changes in interest rates that can significantly affect the Corporation, positively or negatively, are possible. In the absence of significant changes in market interest rate levels, any significant changes in net interest income during 2005 are expected to result from changes in the volumes of interest earning assets and liabilities. Management expects to continue using its marketing strategies to increase the Corporation's market share of both deposits and quality loans within its market areas. These strategies involve offering attractive interest rates and outstanding customer service.

Provision for Loan Losses

         The provision for loan losses is charged to earnings based on management's continuing review and evaluation of the loan portfolio and its estimate of the related allowance for loan losses. Provisions for loan losses totaled $5,102,000, $1,119,000, and $1,033,000 for the years ended December 31,
2004,  2003  and  2002,  respectively.  The  significant  increase  in the  2004 provision was associated with several large problem commercial loan relationships, most of which were handled by a former lending officer. The other major component of the increase was a writedown on a large commercial loan which financed the purchase of a business. Following the sale the business did not perform at the level expected by the buyer who has charged the seller with fraud. Net charge-offs for 2004 were $4,961,000, compared with $486,000 and $734,000 for 2003 and 2002, respectively. The underlying causes of these problems are believed by management to be isolated and not indicative of a general trend in the loan portfolio. Management continues to monitor these loans and is pursuing all available legal options. See "Impaired Loans," "Potential Problem Loans," "Allowance for Loan Losses," and "The Application of Critical Accounting Policies" for further information and a discussion of the methodology used and the factors considered by management in its estimate of the allowance for loan losses.

Noninterest Income

         Noninterest income for 2004 decreased by $1,847,000 or 20.2% from 2003, primarily due to a $2,070,000 or 39.8% decrease in mortgage brokerage income. This decrease resulted from a mortgage-industry-wide slowdown in refinancing activity in 2004. The Corporation inititated measures in 2004 that are intended to decrease the costs and complexity of funding its mortgage brokerage operation. Service charges on deposit accounts were $112,000 lower in 2004 than in 2003, as well. This resulted from a slight decrease in the volume of returned check charges and a slowing in demand for the automated overdraft service. During 2004, gains on the sale of investment securities totaled $76,000 compared with losses of $252,000 in 2003.

         Noninterest income for 2003 increased by $1,931,000 or 26.8% over 2002. Service charges on deposit accounts increased by $589,000 or 21.3% due primarily to increased service charges assessed on pre-arranged overdraft protection services. Also, mortgage brokerage income, primarily fees and gains associated with the origination and sale of mortgage loans for home purchases and refinancing of existing loans, was $5,198,000 in 2003, an increase of $1,543,000 or 42.2% over the 2002 amount. The mortgage brokerage subsidiary and Banks generally obtain take-out commitments for mortgage loans originated for resale at the same time that they issue commitments to make loans.

Noninterest Expenses

         Noninterest expenses for 2004 decreased by $893,000 or 5.6% from the 2003 amount, primarily due to lower expenses for salaries and employee benefits. Such expenses were reduced because of the decline in mortgage loan originations resulting in less commission expense.

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

Income Taxes

         Income tax expense for for 2004 was $1,771,000, a decrease of $1,376,000 or 43.7% from the 2003 amount. Income tax expense for 2003 was $3,147,000, an increase of $227,000 or 7.8% over the 2002 amount. The effective income tax rate (income tax expense divided by income before income taxes) was 35.6%, 35.8%, and 35.1% for 2004, 2003 and 2002, respectively.

INVESTMENT PORTFOLIO

         The Corporation's investment portfolio consists primarily of short- and intermediate-term U.S. Treasury and U.S. Government agency debt issues. The acquisition of the Ridgeway bank in 2002 significantly increased the Corporation's tax exempt portfolio. Investment securities averaged $58,747,000 in 2004, $54,662,000 in 2003 and $48,868,000 in 2002.

         The table below summarizes the amortized cost and estimated fair value of the Corporation's investment portfolio for the past three years.

        Securities Portfolio Composition

                                                                                           December 31,
                                                                                           ------------
                                                              2004                               2003                 2002
                                                              ----                               ----                 ----
                                                      Amortized    Estimated     Amortized     Estimated     Amortized     Estimated
                                                        cost       fair value      cost        fair value      cost       fair value
                                                        ----       ----------      ----        ----------      ----       ----------
                                                                                        (Dollars in thousands)
Securities available-for sale
  U.S. Treasury and U.S.
    Government agencies ........................       $50,619       $50,361      $56,633       $56,477       $41,213       $41,531
  States and political subdivisions ............         4,985         5,110        8,140         8,387         9,114         9,625
                                                       -------       -------      -------       -------       -------       -------
   Total available for sale ....................       $55,604       $55,471      $64,773       $64,864       $50,327       $51,156
                                                       =======       =======      =======       =======       =======       =======

Securities held-to-maturity
  States and political subdivisions ............       $ 1,925       $ 1,907      $ 2,000       $ 2,155       $     -       $     -
                                                       =======       =======      =======       =======       =======       =======

The following is a summary of maturities and weighted average yields of securities as of December 31, 2004:

           Securities Portfolio Maturities and Yields

                                                                             December 31, 2004
                                                                             -----------------
                                                                 After              After
                                                                One Year          Five Years
                                              Within            Through            Through            After
                                             One Year         Five Years          Ten Years         Ten Years           Total
                                             --------         ----------          ---------         ---------           -----
                                           Amount  Yield    Amount   Yield     Amount      Yield  Amount  Yield     Amount    Yield
                                           ------  -----    ------   -----     ------      -----  ------  -----     ------    -----
                                                              (Dollars in thousands)
U.S Treasury and U.S.
       Government agencies .............  $3,742   2.40%   $35,877    2.96%   $ 9,214      3.79%    $ -     0.00%   $48,833    3.07%
States and political subdivisions (1) ..   1,100   3.85%     3,014    3.60%     2,921      3.69%      -     0.00%     7,035    3.68%
Mortgage-backed securities (2) .........       -   0.00%     1,514    2.33%         -      0.00%     14     5.04%     1,528    2.35%
                                          ------           -------            -------               ---             -------
       Total ...........................  $4,842   2.73%   $40,405    2.98%   $12,135      3.77%    $14     5.04%   $57,396    3.13%
                                          ======           =======            =======               ===             =======


(1) Yields on tax-exempt securities of states and political subdivisions have not been calculated on a tax-equivalent basis.
(2) Maturity category based on final stated maturity dates. Average maturity is expected to be substantially shorter because of the monthly return of principal on certain securities.

         On an ongoing basis, management assigns securities upon purchase into one of two categories (available-for-sale or held-to-maturity) based on intent, taking into consideration other factors including expectations for changes in market rates of interest, liquidity needs, asset/liability management strategies, and capital requirements. The Corporation has never held securities for trading purposes. No transfers of available-for-sale or held-to-maturity securities to other categories were made in any of the years 2002 through 2004.

          During 2004, management changed the composition of the securities portfolio, primarily by decreasing the amounts invested in securities throughout the year. Despite investment securities being larger in average amount in 2004, the Corporation's investment in such instruments at December 31, 2004 was $9,468,000 less than at December 31, 2003. Proceeds from sales and calls of investment securities and reductions in federal funds sold have been used, in part, to fund loan growth in excess of the growth in deposits, short-term borrowings and long-term debt.

          During the years ended December 31, 2004, 2003 and 2002, the Corporation sold investment securities for gross proceeds of $13,676,000, $2,068,000, and $20,543,000, respectively. Realized gains and (losses) on those transactions were $76,000, ($252,000), and $119,000, for the years ended December 31, 2004, 2003 and 2002, respectively. Securities may be sold to provide liquidity, to reduce interest rate risk, or for other reasons. There were no sales of held-to-maturity securities in any of the periods presented.

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

         The following table shows the composition of the loan portfolio by category:

                                                      Loan Portfolio Composition

                                                                                           December 31,
                                                                                           ------------
                                                              2004            2003            2002             2001           2000
                                                              ----            ----            ----             ----           ----
                                                                                        (Dollars in thousands)

Commercial, financial and agricultural .............        $ 96,275        $ 84,844        $ 78,210        $ 56,515        $ 52,264
Real estate - construction .........................          29,968          23,590          23,345          19,557          15,389
Real estate - mortgage .............................         230,986         188,530         168,499         127,002          98,154
Consumer installment ...............................          36,420          35,142          36,430          26,831          29,270
                                                            --------        --------        --------        --------        --------
      Total loans - gross ..........................        $393,649        $332,106        $306,484        $229,905        $195,077
                                                            ========        ========        ========        ========        ========


         Risk taking is inherent in the granting of credit. To control the amounts and types of risks incurred, and to minimize losses, management has established loan policies and practices. Such policies and practices include limitations on loan-to-collateral values for various types of collateral, requirements for appraisals of real estate collateral, problem loan management practices, collection procedures, and nonaccrual and charge-off guidelines. On an ongoing basis, management is always seeking ways to better manage risk and improve internal control systems. As part of this continuous process, late in 2004 management began seeking a Chief Credit Officer for the Corporation. This position will have specific loan approval authority over major commercial loan relationships and will assist the subsidiary banks in other areas of loan operation and administration. Management is also expanding the nature and scope of its internal loan review system effective in early 2005.

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

         The Banks generally do not compete with 15 and 30 year fixed rate secondary market mortgage interest rates, so they have elected to pursue the origination of mortgage loans that could easily be sold into the secondary mortgage market. CRM also originates such loans for sale in the secondary market. These loans are generally pre-qualified with various underwriters to facilitate the sales process. In 2004, 2003 and 2002, the Corporation sold $174,074,000, $309,914,000, and $176,011,000 respectively, of such loans. The
Corporation's subsidiaries may originate mortgage loans for their own loan portfolios. Such loans are usually for a shorter term than loans originated to sell and usually have a variable rate or reprice within a three to five year term.

         Consumer installment loans to individuals are generally for personal, automobile, or household purposes and may be secured or unsecured.

         The Corporation has a geographic concentration of loans within the Banks' market areas because of the nature of its business. As of December 31, 2004, the Corporation had no other significant concentrations of credit to customers engaged in similar business activities.

Unsecured Loans

         The Corporation does not aggressively seek to make unsecured loans, since these loans may be somewhat more risky than collateralized loans. There are, however, occasions when it is in the business interests of the Corporation to provide short-term, unsecured loans to certain customers. At December 31, 2004, the Corporation had approximately $25,000,000, or 6.4% of its loan portfolio, in unsecured loans. As of December 31, 2003, the Corporation had approximately $25,400,000 in unsecured loans, or 7.6% of its loan portfolio. Such loans are made on the basis of management's evaluation of the customer's ability to repay and net worth.

Maturity and Interest Sensitivity Distribution of Loans

         The following table sets forth the maturity distribution of the Corporation's loans, by type, as of December 31, 2004 as well as the type of interest requirement on loans due after one year.

                                                                                                December 31, 2004
                                                                                                -----------------
                                                                                           After one
                                                                            Within one   year but within    After five
                                                                               year         five years         years          Total
                                                                               ----         ----------         -----          -----
                                                                                             (Dollars in thousands)

Commercial, financial and agricultural .............................        $ 52,449        $ 35,833        $  7,993        $ 96,275
Real estate ........................................................          63,317         143,315          54,322         260,954
Consumer installment ...............................................           8,824          23,276           4,320          36,420
                                                                            --------        --------        --------        --------
     Total .........................................................        $124,590        $202,424        $ 66,635        $393,649
                                                                            ========        ========        ========        ========

  Predetermined rate, maturity greater than one year ...............        $      -        $140,213        $ 37,395        $177,608
  Variable rate or maturity within one year ........................        $124,590        $ 62,211        $ 29,240        $216,041

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

          Nonaccrual and Past Due Loans

                                                                                           December 31,
                                                                                           ------------
                                                                  2004           2003          2002            2001            2000
                                                                  ----           ----          ----            ----            ----
                                                                                     (Dollars in thousands)

Nonaccrual loans ........................................        $4,941         $2,595         $  796         $  281         $  238
Accruing loans 90 days or more past due .................           137            146          1,740             17             93
                                                                 ------         ------         ------         ------         ------
     Total ..............................................        $5,078         $2,741         $2,536         $  298         $  331
                                                                 ======         ======         ======         ======         ======
     Total as a % of outstanding loans ..................          1.29%          0.83%          0.83%          0.13%          0.17%
Impaired loans (included in non accrual) ................        $4,941         $2,595         $  796         $  281         $  238


         As of December 31, 2004, approximately $2,434,000, or 49%, of the Corporation's nonaccrual loans consisted of the balances of one loan relationship, net of a partial charge-off of $1,001,000. Problems with information supplied by a third party supporting an appraisal underlying this credit were discovered in the fourth quarter of 2004. Approximately $1,093,000, or 22% of nonaccrual loans, represents the remaining loan balances included in a former lending officer's portfolio, net of partial charge-offs of $1,200,000. Management became aware of possible problems in the former officer's portfolio during the third quarter of 2004. As of December 31, 2003, approximately $1,350,000, or 52%, of the Corporation's nonaccrual loans consisted of one loan relationship. During the first quarter of 2004, the Corporation collected all amounts due under this credit.

         Gross income that would have been recorded for the years ended December 31, 2004, 2003 and 2002, if nonaccrual loans had been performing in accordance with their original terms was approximately $63,000, $117,000 and $39,000, respectively. No cash basis interest income was recognized in 2004, 2003 and 2002 on non-accrual loans.

         The Corporation's accounting policies on nonaccrual and impaired loans are discussed in Note 2 to the consolidated financial statements.

         Nonaccrual loans and impaired loans were not material in relation to the portfolio as a whole in 2004. Management is aware of no trends, events or uncertainties that would cause a material adverse change in nonaccrual loans in 2005.

Potential Problem Loans

         At December 31, 2004 the Corporation's internal loan review process had identified $4,628,000 (1.2% of the portfolio) in various loans, not including loans identified as nonaccrual or 90 days past due and still accruing loans shown above, where information about credit problems of borrowers had caused management to have doubts about the ability of the borrowers to comply with original repayment terms. The amount identified does not represent management's estimate of the potential losses since a large portion of these loans are secured by real estate and other collateral.

Other Real Estate

         Other real estate, consisting of foreclosed properties, was $252,000, $327,000, and $219,000 as of December 31, 2004, 2003 and 2002, respectively.
Other real estate is initially recorded at the lower of net loan balance or the property's estimated fair value, net of estimated disposal costs. The estimate of fair value for other real estate is determined by appraisal at the time of acquisition.

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

                    Analysis of the Allowance for Loan Losses

                                                                                    Years Ended December 31,
                                                                                    ------------------------
                                                                 2004           2003          2002            2001          2000
                                                                 ----           ----          ----            ----          ----
                                                                                     (Dollars in thousands)

Total amount of loans outstanding at end of year ........      $393,649       $332,106       $306,484       $229,905       $195,077
                                                               ========       ========       ========       ========       ========
Average amount of loans outstanding .....................      $371,061       $340,518       $281,907       $211,901       $179,654
                                                               ========       ========       ========       ========       ========

Allowance for loan losses - January 1 ...................      $  4,206       $  3,573       $  2,830       $  2,424       $  1,936
                                                               --------       --------       --------       --------       --------
Changes incident to merger activities ...................             -              -            444             28              -
                                                               --------       --------       --------       --------       --------
Loans charged-off
  Real estate ...........................................         1,293            250            175              9             78
  Installment ...........................................           387            247            223            202            116
  Credit cards and related plans ........................             -              -              -              9              9
  Commercial and other ....................... ..........         3,400            163            374             87             33
                                                               --------       --------       --------       --------       --------
     Total charge-offs ..................................         5,080            660            772            307            236
                                                               --------       --------       --------       --------       --------
Recoveries
  Real Estate ...........................................            21            105              1              -              3
  Installment ...........................................            67             58             20             33             25
  Credit cards and related plans ........................             -              -              -              2              2
  Commercial and other ..................................            31             11             17              -              6
                                                               --------       --------       --------       --------       --------
     Total recoveries ...................................           119            174             38             35             36
                                                               --------       --------       --------       --------       --------
Net charge-offs .........................................         4,961            486            734            272            200
Provision for loan losses charged to expense ............         5,102          1,119          1,033            650            688
                                                               --------       --------       --------       --------       --------
Allowance for loan losses - December 31 .................      $  4,347       $  4,206       $  3,573       $  2,830       $  2,424
                                                               ========       ========       ========       ========       ========

Ratios
  Net charge-offs to average loans outstanding ..........          1.34%          0.14%          0.26%          0.13%          0.11%
  Net charge-offs to loans outstanding at end of ........          1.26%          0.15%          0.24%          0.12%          0.10%
       year
  Allowance for loan losses to average loans ............          1.17%          1.24%          1.27%          1.34%          1.35%
  Allowance for loan losses to total loans at end .......          1.10%          1.27%          1.17%          1.23%          1.24%
       of year
  Net charge-offs to allowance for losses ...............        114.12%         11.55%         20.54%          9.61%          8.25%
  Net charge-offs to provision for loan losses ..........         97.24%         43.43%         71.06%         41.85%         29.07%


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


DEPOSITS

         The average deposits for the Corporation for the years ended December 31, 2004, 2003 and 2002 are summarized below:

               Average Deposits

                                                                               Years Ended December 31,
                                                                               ------------------------
                                                           2004                          2003                        2002
                                                           ----                          ----                        ----
                                                  Average        Average        Average        Average       Average        Average
                                                  balance         cost          balance         cost         balance         cost
                                                  -------         ----          -------         ----         -------         ----
                                                                                (Dollars in thousands)

Noninterest-bearing demand ...................   $  61,220            -        $  52,047           -         $  41,198            -
Interest bearing transaction accounts ........      54,918         0.41%          44,481        0.43%           41,101        0.69%
Savings - regular ............................      20,106         0.54%          20,998        0.53%           14,469        1.01%
Savings - money market .......................      60,428         1.17%          49,554        1.32%           41,321        1.85%
Time deposits less than $100 .................     122,125         2.26%         122,488        2.58%          104,509        3.30%
Time deposits greater than $100 ..............      68,165         2.20%          64,014        2.45%           58,003        3.28%
                                                 ---------                     ---------                     ---------
    Total average deposits ...................   $ 386,962                     $ 353,582                     $ 300,601
                                                 =========                     =========                     =========

         Deposits are the primary source of funds for the Banks' lending and investing activities. Deposits are attracted principally from customers within the Banks' local market areas through the offering of a variety of products with varying features and by offering competitive interest rates.

         At December 31, 2004 the Corporation had $86,344,000 in certificates of deposit of $100,000 or more. Approximately $26,040,000 mature within three months, $16,542,000 mature over three through six months, $25,944,000 mature over six months through twelve months and $17,818,000 mature after one year. This level of large time deposits, as well as the growth in other deposits, can be attributed to planned growth by management. The majority of time deposits $100,000 and over is acquired within the Company's market areas in the ordinary course of business from customers with standing banking relationships. It is a common industry practice not to consider time deposits of $100,000 or more as core deposits since their retention can be influenced heavily by rates offered. Therefore, such deposits have the characteristics of shorter-term purchased funds. Certificates of deposit $100,000 and over require that the Corporation achieve and maintain an appropriate matching of maturity distributions and a diversification of sources to achieve an appropriate level of liquidity.

SHORT-TERM BORROWINGS

         The Corporation's short-term borrowings may consist of federal funds purchased and securities sold under agreements to repurchase, which generally have maturities ranging from daily to no more than ninety days, and mortgage loan warehouse and general purpose lines of credit payable. As of December 31, 2004, securities sold under agreements to repurchase totaled $4,979,000. These amounts are secured by pledges of investment securities and the interest rate is subject to change daily. Federal funds purchased totaled $1,683,000 as of December 31, 2004 and are unsecured and mature on a daily basis. No amounts were outstanding under warehouse lines of credit as of December 31, 2004.

         Summary information about total short-term borrowings is provided in the following table.

                                                                                                      December 31,
                                                                                                      ------------
                                                                                        2004              2003               2002
                                                                                        ----              ----               ----
                                                                                                (Dollars in thousands)

Balance outstanding at end of year ........................................           $ 6,662            $17,960            $34,551
Weighted average interest rate at end of the period .......................              1.54%              2.38%              0.78%
Interest expense ..........................................................           $   205            $   750            $   478
Maximum outstanding at any month-end during the period ....................           $17,940            $39,379            $16,302
Average outstanding during the period .....................................           $10,309            $29,026            $18,712
Weighted average interest rate during the period ..........................              1.99%              2.58%              2.55%


LONG-TERM DEBT

         The Corporation's banking subsidiaries are members of the Federal Home Loan Bank of Atlanta ("FHLB"). As such, they have access to long-term borrowing from the FHLB. As of December 31, 2004, the Banks had borrowed a total of $20,263,000 from the FHLB. The borrowings are secured by blanket liens on all qualifying first lien residential mortgage loans held by the Banks, specifically excluding such loans originated for resale on the secondary market.

         Early in the second quarter of 2004, the Corporation sponsored the creation of SCB Capital Trust 1 (the "Trust"). The Trust issued trust preferred debt securities totaling $10,310,000. The Trust invested the proceeds of its debt issuance by purchasing a like amount of subordinated debentures issued by the Corporation. The amount of the Corporation's debt is includible in Tier 1 capital for purposes of computing regulatory required capital ratios.


RETURN ON EQUITY AND ASSETS

         The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2004, 2003 and 2002.

                                                    Years Ended December 31,
                                                    ------------------------
                                                 2004         2003         2002
                                                 ----         ----         ----

Return on assets (ROA) ..................        0.67%        1.25%        1.43%
Return on equity (ROE) ..................        6.41%       12.17%       15.10%
Dividend payout ratio ...................       54.05%       27.48%       22.54%
Equity as a percent of assets ...........       10.48%       10.25%        9.46%


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

         The Corporation has substantially more liabilities maturing in the next 12 months than it has assets maturing in the same period. The Corporation also has legal obligations to extend credit pursuant to loan commitments, lines of credit and standby letters of credit which totaled $11,644,000, $43,312,000, and $2,919,000, respectively, at December 31, 2004 (see Note 15 to the consolidated financial statements). However, based on its historical experience, and that of similar companies, the Corporation believes that it is unlikely that so many deposits would be withdrawn, without being replaced by other deposits, and extensions of credit would be required, that the Corporation would be unable to meet its liquidity needs with the proceeds of maturing assets, in the ordinary course of business.

         The Corporation also maintains various federal funds lines of credit with correspondent banks and is able to borrow from the Federal Home Loan Bank of Atlanta and the Federal Reserve's discount window.

         The Corporation, through its Banks, has a demonstrated ability to attract deposits from its market area. Deposits grew from $218,811,000 as of December 31, 2000 to $423,458,000 as of December 31, 2004. This consistently growing base of deposits is the major source of operating liquidity.

         In the opinion of management, the current and projected liquidity position is adequate.


CAPITAL

Dividends

         The Corporation exists as a legal entity distinct from its subsidiaries. Its main sources of revenues consist of service fees and dividends paid to it by the Banks. The Banks are subject to various laws and regulations that limit the amounts of dividends that they may pay. In addition, the Corporation and the Banks are each subject to regulatory minimum capital adequacy guidelines. These regulatory restrictions have not historically hindered the Corporation's or the Banks' ability to pay reasonable dividends and no such future restrictions are anticipated. During the year ended December 31, 2004, the Corporation received dividends from the Banks totaling $2,679,000. Subject to restrictions imposed by state laws and federal regulations, the Boards of Directors of the Banks could have declared additional dividends from their retained earnings of up to approximately $7,961,000 as of December 31, 2004.

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

         The Banks are each considered to be 'well capitalized' for regulatory purposes. Detailed information on the Corporation's and the Banks' capital positions can be found in Note 19 to the consolidated financial statements.

         The mortgage subsidiary is also subject to minimum capital requirements to maintain its certification as a HUD-approved Title II Loan Correspondent. Certain investor and warehouse credit line agreements require that the mortgage subsidiary maintain its HUD certification. Failure of CRM to meet its capital requirements could result in a significant limitation of the mortgage subsidiary's ability to originate, fund or sell loans, and therefore could have a direct, material adverse effect on its business and the consolidated financial statements. As of December 31, 2004, CRM exceeded its minimum regulatory capital requirement by approximately $1,098,000.

         During the first quarter of 2004, the Corporation acquired $10,310,000 in proceeds from the issuance of trust preferred securities. Of this amount, $3,000,000 was used to provide additional capital to two of the Banks, approximately $1,400,000 was used to repay a short-term line of credit of the mortgage subsidiary and approximately $635,000 was used to repay the
Corporation's short-term borrowings. The remainder is being used for the Corporation's general corporate purposes. Under current Federal Reserve policy, the Corporation is allowed to treat the trust preferred securities, subject to certain limitations, as capital for capital adequacy purposes.


INFLATION

         The assets and liabilities of the Corporation are mostly monetary in nature. Accordingly, the financial results and operations of the Corporation are much more affected by changes in interest rates than changes in inflation. There is, however, a strong correlation between increasing inflation and increasing interest rates. The rate of inflation, as measured by the average change in the Consumer Price Index, has been moderate, but increasing, over the past several years, about 3.3% in 2004 and 1.9% in 2003. Prospects appear reasonable for continued moderate inflation, despite some risk related to energy prices and the political and military situation in the Middle East. Although inflation does not normally affect a financial institution as dramatically as it does businesses with large investments in plants and inventories, it does have an effect. During periods of high inflation there are usually corresponding increases in the money supply and banks experience above-average growth in assets, loans, and deposits. General increases in the prices of goods and services also result in increased operating expenses.

OFF-BALANCE-SHEET   ARRANGEMENTS,   CONTRACTUAL   OBLIGATIONS   AND   CONTINGENT
LIABILITIES AND COMMITMENTS

         The  Company  presently  engages  in  only  limited  off-balance  sheet arrangements. Such arrangements are defined as potentially material transactions, agreements, or other contractual arrangements which the Company has entered into to which an entity unconsolidated with the registrant is a party and, under which the Company, whether or not it is a party to the arrangement, has, or in the future may have:

o        any  obligation  under  a  direct  or  indirect  guarantee  or  similar arrangement;
o a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets;
o derivatives, to the extent that the fair value thereof is not fully reflected as a liability or asset in the financial statements; or
o any obligation, including a contingent obligation, arising out of a variable interest (as referenced in FASB Interpretation No. 46, Consolidation of Variable Interest Entities (January 2003), as may be modified or supplemented), in an unconsolidated entity that is held by, and material to, the registrant, where such entity provides financing, liquidity, market risk or credit support to, or engages in leasing, hedging or research and development services with, the registrant.

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

                                                               December 31,
                                                               ------------
                                                            2004            2003
                                                            ----            ----
                                                         (Dollars in thousands)

Loan commitments ...................................       $11,644       $15,501
Unfunded commitments under lines of credit .........        43,312        36,735
Standby letters of credit ..........................         2,919         4,489


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

                                                                                     December 31, 2004
                                                                                     -----------------
                                                                                           Payments due by period
                                                                       -------------------------------------------------------------
                                                                       Less than 1
                                                          Total            Year          1 to 3 Years   3 to 5 Years   After 5 Years
                                                          -----        -----------       ------------   ------------   -------------
                                                                                   (Dollars in thousands)
Contractual Cash Obligations
  Time deposits ...............................         $205,863         $160,652         $ 42,007         $  3,197         $      7
  Long-term debt ..............................           30,573            1,370            1,500            7,500           20,203
  Operating lease obligations .................            2,785              226              446              229            1,884
                                                        --------         --------         --------         --------         --------
        Total .................................         $239,221         $162,248         $ 43,953         $ 10,926         $ 22,094
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

Provision and Allowance for Loan Losses

         The Corporation is required to estimate the collectibility of its loan portfolio as of each accounting period end and, as a result, provide an allowance for possible loan losses. The allowance for loan losses is increased by the provision for loan losses charged to expense and any recoveries received on loans previously charged off. The allowance is decreased by deducting the amount of uncollectible loans charged off.

         A considerable degree of judgment is exercised in computing an estimate of the allowance for loan losses. Management's judgment must be applied in assessing the current creditworthiness of the Corporation's borrowers and in estimating uncertain future events and their effects based on currently known facts and circumstances. Changes in the estimated allowance for loan losses arising as new events occur or more information is obtained are accounted for as changes in accounting estimates in the accounting period in which such changes occur.

         Management reviews its allowance for loan losses utilizing three broad loan categories: commercial, real estate and consumer installment loans to individuals. Within these categories, the allowance for loan losses is composed of specific and general amounts. Specific allowance amounts are provided for individual loans based on management's evaluation of the Corporation's loss exposure taking into account the current payment status, underlying collateral and other known information about the borrower's circumstances. Typically, these loans are identified as impaired or nonperforming, or have been assigned internal risk grades of management attention, special mention, substandard or doubtful. General allowance amounts are provided for all other loans, excluding those for which specific amounts were determined, by applying estimated loss percentages to the portfolio categorized using risk grades. These percentages are based on management's current evaluation with consideration given to historical loss experience, general national and local economic and business conditions affecting key lending market areas, credit quality trends, collateral values, loan volumes, portfolio seasoning, and any identified credit concentrations. The findings of internal and external credit reviews and results from external audits and regulatory examinations are also considered.

         The following table presents the allocation of the allowance for loan losses, as of December 31, 2000 through 2004, compared with the percentage of loans in the applicable categories to total loans.

                                                                                              December 31,
                                                                                              ------------
                                                                   2004           2003           2002           2001         2000
                                                                   ----           ----           ----           ----         ----
                                                                                        (Dollars in thousands)
Amount allocated to loan category
---------------------------------
Commercial, financial and agricultural ..................         $1,960         $1,796         $1,479         $1,019          $801
Real estate .............................................          1,907          1,800          1,548          1,322         1,136
Consumer installment ....................................            480            610            546            489           487
                                                                  ------         ------         ------         ------        ------
     Total ..............................................         $4,347         $4,206         $3,573         $2,830        $2,424
                                                                  ======         ======         ======         ======        ======

                                                                                              December 31,
                                                                                              ------------
                                                                    2004           2003           2002           2001          2000
                                                                    ----           ----           ----           ----          ----
Percentage of loans in category
-------------------------------
Commercial, financial and agricultural ..................           24.5%          25.5%          25.5%          24.6%         26.8%
Real estate .............................................           66.3%          63.9%          62.6%          63.7%         58.2%
Consumer installment ....................................            9.2%          10.6%          11.9%          11.7%         15.0%
                                                                   -----          -----          -----          -----         -----
     Total ..............................................          100.0%         100.0%         100.0%         100.0%        100.0%
                                                                   =====          =====          =====          =====         =====


         The Corporation utilizes its risk grading system for all loans held in the portfolio. This system involves the Corporation's lending officers' assigning a risk grade, on a loan-by-loan basis, considering information about the borrower's capacity to repay, collateral, payment history, and other known factors. Assigned risk grades are updated monthly for any known changes in circumstances affecting the borrower or the loan. The risk grading system is monitored on a continuing basis by management and the Corporation's external credit review consultant who is independent of the lending function.

         The provision for loan losses charged to expense was $5,102,000 in 2004, an increase of $3,983,000 or 356% over the amount for 2003. The allowance for loan losses at the end of 2004 was $4,347,000, an increase of $141,000 or 3.4% over the allowance of $4,206,000 as of the end of 2003. As a percentage of total loans outstanding at year end, the allowance for loan losses stood at 1.10%, 1.27% and 1.17% for 2004, 2003 and 2002, respectively. Net loan charge-offs were $4,961,000 for 2004, an increase of 921% over the 2003 amount. As of the end of 2004, non-performing loans (nonaccrual and accruing loans 90 days or more past due) grew to $5,078,000, up from $2,741,000 and $2,536,000 at the end of 2003 and 2002, respectively. Potential problem loans, exclusive of non-performing loans, grew to $4,628,000 at the end of 2004, compared with $3,237,000 and $2,737,000 at the end of 2003 and 2002, respectively.

         As discussed under the caption, "Impaired Loans," approximately $3,527,000, or 71% of nonperforming loans as of December 31, 2004, consisted of the remaining balances, net of partial charge-offs, of several loans included in a former loan officer's portfolio and one other problem relationship. As of the end of 2004, approximately $669,000, or 15.4% of the year end allowance had been specifically allocated to these loans. As of December 31, 2003 and 2002, approximately $1,350,000, or 49% and 53%, respectively, of the Corporation's nonperforming loans consisted of one commercial loan relationship. The borrower's principals had been involved in a legal dispute among themselves. The Corporation collected all amounts due under this contract during the first quarter of 2004.

         Management has established loan and credit policies and practices that are designed to control credit risks as a part of the loan underwriting process. These policies and practices include, for example, requirements for minimum loan to collateral value ratios, real estate appraisal requirements and obtaining credit and financial information on borrowers. However, if the capacity for borrowers to repay or collateral values should deteriorate subsequent to the underwriting process, or both, the estimate of the provision and allowance for loan losses might have to increase, thereby decreasing net income and shareholders' equity. During the two year period ending December 31, 2004, commercial loans increased $18,065,000 to $96,275,000. The total of loans secured by real estate mortgages increased by $69,110,000 from $191,844,000 at the end of 2002 to $260,954,000 by the end of 2004. Any significant, prolonged downturn in national and local economic and business conditions could negatively affect the borrowers' capacity to repay these loans as well as the value of the underlying collateral. This scenario would be likely to substantially increase the level of impaired or non-performing loans and non-earning foreclosed real estate, and increase overall credit risk by shrinking the margin of collateral values as compared with loans outstanding. Another factor that could adversely affect borrowers' ability to make payments in accordance with loan terms is the potential for increases in rates charged for loans. The Corporation has a significant amount of variable rate loans outstanding. In addition, some loans are refinanced at maturity rather than being paid out in a lump sum. If interest rates were to increase sharply in a short time period, some loan customers might not be able to afford payments on loans made or repriced at the higher resulting interest rates, nor would they necessarily be able to obtain more favorable terms elsewhere. This could also cause an increase in the amounts of impaired or non-performing assets and other credit risks.

         Management believes that its estimate of the allowance for loan losses, as of December 31, 2004, is sufficient to absorb any losses inherent in the loan portfolio. Management will continue to monitor closely the levels of non-performing and potential problem loans and will address the weaknesses in those credits to enhance the amount of ultimate collection or recovery of these assets.


IMPACT OF RECENT ACCOUNTING CHANGES

Consolidation of Variable Interest Entities - FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," provides a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 requires that if a business enterprise has a controlling financial interest in a VIE, the assets, liabilities and results of the activities of the VIE must be included in the consolidated financial statements of a business enterprise. This interpretation also requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. VIEs that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 was effective immediately for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applied in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation does not apply to securitization structures that are qualified special purpose entities as defined within FASB Statement No. 140. Management does not believe that adoption of this Interpretation has had, or will have, any material adverse or beneficial effect on the Corporation's consolidated financial position or results of operations.

Share-Based Payment - SFAS No. 123 (revised 2004), "SFAS 123(R)," was issued in December 2004 and requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement replaces

SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Several other pronouncements are amended or superseded as well. SFAS 123(R) generally requires use of a fair-value measurement objective for such transactions and amends SFAS No. 95 to require that excess tax benefits resulting from such transactions be reported as financing cash flows rather than as a reduction of taxes paid. SFAS No. 123(R) is effective for public companies, other than "small business filers," as of the beginning of the first interim or annual reporting period that begins after June 30, 2005. Various transition methods are available for the restatement of prior period information. Management has not yet decided which of the available transition methods the Corporation will employ, and accordingly is unable to estimate the effect of the implementation of this statement on the Corporation's financial position or results of operations for any period.

Exchanges of Nonmonetary Assets - SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29," eliminates an exception to the measurement of such exchanges at fair value for similar productive assets and replaces it with an exception for such exchanges that do not have commercial substance. The provisions of this Statement are required to be applied prospectively to exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for such exchanges occurring in fiscal periods beginning after December 16, 2004. It is not expected that adoption and application of the provisions of this Statement will have any material adverse or beneficial effect on the Corporation's consolidated financial position or results of operations.

EITF Issue No. 03-1 - Emerging Issues Task Force ("EITF") Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," requires that companies report information about certain debt and equity securities when the estimated fair values of those securities are less than their cost. Implementation of the guidance contained in paragraphs 10-20 of EITF Issue No. 03-1was delayed by the FASB and the effective date for those paragraphs will be superseded concurrent with the final issuance of proposed FASB Staff Position EITF Issue No. 03-1-a. Substantially all of the Corporation's investment securities are issued by the U.S. Government, or by U.S. Government agencies and corporations, and generally do not contain provisions that would allow the securities to be settled in such a way that the Corporation would not recover substantially all of its cost. Management intends, and believes that it has the ability, to hold such securities until a forecasted recovery of the fair market value, including until maturity. Management does not believe that implementation of this guidance will have any material adverse or beneficial effect on the Company's consolidated financial position or results of operations.

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

         The Corporation's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Corporation's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a quarterly basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve-month period. It reports a base case in which interest rates remain flat and variations that occur when rates increase and decrease 100, 200 and 300 basis points. According to the model, as of December 31, 2004 the Corporation is positioned so that net interest income would increase $332,000 and net income would increase $208,000 if interest rates were to rise 100 basis points in the next twelve months. Conversely, net interest income would decline $432,000 and net income would decline $272,000 if interest rates were to decline 100 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Corporation could undertake in response to changes in interest rates or the effects of responses by others, including borrowers and depositors.

         The following table summarizes the Corporation's interest sensitivity position as of December 31, 2004.

                  Interest Sensitivity Analysis

                                                               Within        Within           Within
                                                              3 months     4-12 months       1-5 years      Over 5 years      Total
                                                              --------     -----------       ---------      ------------      -----
                                                                                      (Dollars in thousands)
Interest earning assets
    Interest-bearing deposits ........................      $     852       $       -        $       -      $       -      $     852
    Taxable investment securities ....................         12,670          24,298           12,394          2,924         52,286
    Tax exempt investment securities .................            577             777            3,539            217          5,110
    Other investments ................................          2,642               -                -              -          2,642
    Federal funds sold ...............................         12,571               -                -              -         12,571
    Loans held for sale (1) ..........................         15,090               -                -              -         15,090
    Loans ............................................        191,274          20,110          141,401         40,864        393,649
                                                            ---------       ---------        ---------      ---------      ---------
          Total interest earning assets ..............        235,676          45,185          157,334         44,005        482,200
                                                            ---------       ---------        ---------      ---------      ---------

Interest bearing liabilities
    Savings ..........................................      $  85,679       $       -        $       -      $       -      $  85,679
    Interest bearing transaction accounts ............         64,870               -                -              -         64,870
    Time deposits < $100 .............................         26,823          65,303           27,385              8        119,519
    Time deposits > $100 .............................         26,040          42,486           17,818              -         86,344
    Short-term borrowings ............................          6,662               -                -              -          6,662
    Long-term debt ...................................         10,310           1,370            9,000          9,893         30,573
                                                            ---------       ---------        ---------      ---------      ---------
          Total interest bearing liabilities .........        220,384         109,159           54,203          9,901        393,647
                                                            ---------       ---------        ---------      ---------      ---------

Interest sensitivity gap .............................      $  15,292       $ (63,974)       $ 103,131      $  34,104      $  88,553
Cumulative gap .......................................      $  15,292       $ (48,682)       $  54,449      $  88,553
RSA/RSL (2) ..........................................            107%             41%
Cumulative RSA/RSL (2) ...............................            107%             85%

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

         The static interest rate sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to the static repricing structure of the Banks' assets and liabilities. At December 31, 2004 on a cumulative basis through twelve months, rate sensitive liabilities exceeded rate sensitive assets by $48,682,000. The liability sensitive position is largely due to the assumption that the Banks' $150,549,000 in interest bearing transaction accounts, savings accounts, and money market accounts will reprice within a year. This assumption may or may not be valid, since these accounts vary greatly in their sensitivity to interest rate changes in the market. Rising interest rates would be likely to diminish net interest income of banks in a liability sensitive position if the assumption is valid and in the absence of factors which would be likely to occur.

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

                                                                                    December 31, 2004
                                                   ---------------------------------------------------------------------------------
                                       2004 Year-
                                          End
                                        Average                                                                          Estimated
                                          Rate      2005       2006     2007      2008      2009   Thereafter   Balance  Fair Value
                                          ----      ----       ----     ----      ----      ----   ----------   -------  ----------
                                                                          (Dollars in thousands)
Interest earning assets
  Interest-bearing deposits
    with other banks .................    2.10%  $    852   $    -     $    -    $     -    $     -    $     -   $    852   $    852
  Investment securities ..............    3.13%    38,321    8,805      2,815      3,129      1,185      3,141     57,396     57,378
  Federal funds sold .................    1.97%    12,571        -          -          -          -          -     12,571     12,571
  Loans held for sale ................    5.66%    15,090        -          -          -          -          -     15,090     15,090
  Loans ..............................    6.36%   124,578   41,119     49,996     40,755     70,618     66,583    393,649    383,625


Interest bearing liabilities
  Savings ............................    0.53%  $ 67,046  $     -    $     -    $     -    $   $ -    $     -   $ 67,046   $ 67,046
  Interest bearing
    transaction accounts .............    1.04%    64,870        -          -          -          -          -     64,870     64,870
  Time deposits ......................    2.50%   160,652   31,950     10,057      2,909        295          -    205,863    207,028
                                                  -------   ------     ------      -----        ---    -------    -------    -------
   Total interest bearing deposits....    1.83%   292,568   31,950     10,057      2,909        295          -    337,779    338,944
  Short-term borrowings ..............    1.54%     6,662        -          -          -          -          -      6,662      6,662
  Long-term debt .....................    5.28%     1,370      500      1,000      2,500      5,000     20,203     30,573     31,486

Item 8.  Financial Statements and Supplementary Data











                           COMMUNITY BANKSHARES, INC.





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE

Report of Independent Registered Public Accounting Firm ................    37
Consolidated Balance Sheets, December 31, 2004 and 2003 ................    38
Consolidated Statements of Income, Years Ended December 31,
     2004, 2003, and 2002 ..............................................    39
Consolidated Statements of Changes in Shareholders' Equity,
     Years Ended December 31, 2004, 2003, and 2002 .....................    40
Consolidated Statements of Cash Flows, Years Ended December 31,
     2004, 2003, and 2002 ..............................................    41
Notes to Consolidated Financial Statements ............................. 42-68

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and
     Board of Directors of
     Community Bankshares, Inc.


We have  audited  the  accompanying  consolidated  balance  sheets of  Community
Bankshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankshares, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.



Columbia, South Carolina                        s/ J. W. Hunt and Company LLP
February 7, 2005

COMMUNITY BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                                                  December 31,
                                                                                                                  ------------
                                                                                                            2004              2003
                                                                                                            ----              ----
                                                                                                            (Dollars in thousands)
Assets
     Cash and due from banks ..................................................................         $  14,397          $  16,554
     Federal funds sold .......................................................................            12,571             25,321
                                                                                                        ---------          ---------
             Total cash and cash equivalents ..................................................            26,968             41,875
     Interest-bearing deposits with other banks ...............................................               852              1,124
     Securities available-for-sale ............................................................            55,471             64,864
     Securities held-to-maturity (estimated fair value
     $1,907 for 2004 and $2,155 for 2003) .....................................................             1,925              2,000
     Other investments ........................................................................             2,642              2,038
     Loans held for sale ......................................................................            15,090              8,411
     Loans, net of allowance for loan
     losses of $4,347 for 2004 and $4,206 for 2003 ............................................           389,302            327,900
     Premises and equipment - net .............................................................             7,739              6,915
     Accrued interest receivable ..............................................................             2,419              2,186
     Net deferred income tax assets ...........................................................               599                805
     Goodwill .................................................................................             4,321              4,321
     Core deposit intangible assets ...........................................................             3,083              3,329
     Prepaid expenses and other assets ........................................................             1,966                812
                                                                                                        ---------          ---------

             Total assets .....................................................................         $ 512,377          $ 466,580
                                                                                                        =========          =========

Liabilities
     Deposits
         Demand, noninterest-bearing ..........................................................         $  67,046          $  59,337
         Interest-bearing transaction accounts ................................................            64,870             57,221
         Savings ..............................................................................            85,679             77,216
         Certificates of deposit of $100 and over .............................................            86,344             68,388
         Other time deposits ..................................................................           119,519            116,542
                                                                                                        ---------          ---------
             Total deposits ...................................................................           423,458            378,704
     Short-term borrowings ....................................................................             6,662             17,960
     Long-term debt ...........................................................................            30,573             20,140
     Accrued interest payable .................................................................               691                585
     Accrued expenses and other liabilities ...................................................               966              1,121
                                                                                                        ---------          ---------
             Total liabilities ................................................................         $ 462,350          $ 418,510
                                                                                                        ---------          ---------

     Commitments and contingent liabilities

Shareholders' equity
     Common  stock - no par value, 12,000,000 authorized shares; issued and outstanding - 4,390,784 shares for 2004
       and 4,331,460 shares for 2003 ..........................................................            30,042             29,402
     Retained earnings ........................................................................            20,075             18,610
     Accumulated other comprehensive income (loss) ............................................               (90)                58
                                                                                                        ---------          ---------
             Total shareholders' equity .......................................................            50,027             48,070
                                                                                                        ---------          ---------

             Total liabilities and shareholders' equity .......................................          $512,377           $466,580
                                                                                                        =========          =========

See accompanying notes to consolidated financial statements.

COMMUNITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                                                 Years Ended December 31,
                                                                                                 ------------------------
                                                                                      2004               2003               2002
                                                                                      ----               ----               ----
                                                                                         (Dollars in thousands, except per share)
Interest and dividend income
     Loans, including fees ............................................            $ 22,821            $ 22,234             $ 20,174
     Interest-bearing deposits with other banks .......................                  20                  19                   36
     Debt securities
        Taxable .......................................................               1,441               1,341                1,872
        Tax exempt ....................................................                 312                 322                  217
     Dividends ........................................................                  77                  73                   98
     Federal funds sold ...............................................                 203                 279                  347
                                                                                   --------            --------             --------
           Total interest and dividend income .........................              24,874              24,268               22,744
                                                                                   --------            --------             --------
Interest expense
     Deposits
        Interest-bearing transaction accounts .........................                 225                 193                  285
        Savings .......................................................                 814                 766                  905
        Certificates of deposit of $100 and over ......................               1,498               1,568                1,876
        Other time deposits ...........................................               2,765               3,160                3,452
                                                                                   --------            --------             --------
           Total interest on deposits .................................               5,302               5,687                6,518
     Short-term borrowings ............................................                 205                 750                  478
     Long-term debt ...................................................               1,524               1,123                1,123
                                                                                   --------            --------             --------
           Total interest expense .....................................               7,031               7,560                8,119
                                                                                   --------            --------             --------
Net interest income ...................................................              17,843              16,708               14,625
Provision for loan losses .............................................               5,102               1,119                1,033
                                                                                   --------            --------             --------
Net interest income after provision ...................................              12,741              15,589               13,592
                                                                                   --------            --------             --------
Noninterest income
     Service charges on deposit accounts ..............................               3,237               3,349                2,760
     Mortgage brokerage income ........................................               3,128               5,198                3,655
     Gains (losses) on sales of securities ............................                  76                (252)                 119
     Deposit box rent .................................................                  51                  50                   39
     Bank card fees ...................................................                  30                  32                   29
     Loan related insurance commissions ...............................                  83                  77                   62
     Other ............................................................                 673                 671                  530
                                                                                   --------            --------             --------
           Total noninterest income ...................................               7,278               9,125                7,194
                                                                                   --------            --------             --------
Noninterest expenses
     Salaries and employee benefits ...................................               8,228               9,657                7,812
     Premises and equipment ...........................................               2,021               1,804                1,444
     Marketing ........................................................                 445                 441                  338
     Regulatory fees ..................................................                 247                 233                  205
     Supplies .........................................................                 288                 337                  284
     Director fees ....................................................                 298                 283                  190
     FDIC insurance ...................................................                  54                  54                   50
     Other ............................................................               3,458               3,123                2,142
                                                                                   --------            --------             --------
           Total noninterest expenses .................................              15,039              15,932               12,465
                                                                                   --------            --------             --------
Income before income taxes ............................................               4,980               8,782                8,321
Income tax expense ....................................................               1,771               3,147                2,920
                                                                                   --------            --------             --------
Net income ............................................................            $  3,209            $  5,635             $  5,401
                                                                                   ========            ========             ========

Earnings per share
     Basic ............................................................            $   0.74            $   1.31             $   1.42
     Diluted ..........................................................                0.72                1.27                 1.38

See accompanying notes to consolidated financial statements

COMMUNITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                    Common Stock
                                                                    ------------                         Accumulated
                                                              Number of                    Retained  Other Comprehensive
                                                               Shares         Amount       Earnings       Income (Loss)       Total
                                                               ------         ------       --------       -------------       -----
                                                                          (Dollars in thousands, except per share)

Balance, January 1, 2002 .............................      3,299,674      $  17,208      $  10,346       $      (7)      $  27,547

Comprehensive income
    Net income .......................................              -              -          5,401               -           5,401
                                                                                                                          ---------
    Unrealized holding gains arising
      during the period, net of
      income tax effects of $102 .....................              -              -              -             181             181
    Reclassification adjustment,
      net of income tax effects of $43 ...............              -              -              -             (76)            (76)
                                                                                                                          ---------
        Total other comprehensive income .............              -              -              -               -             105
                                                                                                                          ---------
          Total comprehensive income .................              -              -              -               -           5,506
                                                                                                                          ---------
Common stock issued in purchase of
    Ridgeway Bancshares, Inc., net
    of issuance costs of $178 ........................      1,000,000         11,842              -               -          11,842
Exercise of stock options ............................          4,710             40              -               -              40
Cash dividends ($.32 per share) ......................              -              -         (1,218)              -          (1,218)
                                                            ---------      ---------      ---------       ---------       ---------
Balance, December 31, 2002 ...........................      4,304,384         29,090         14,529              98          43,717

Comprehensive income
    Net income .......................................              -              -          5,635               -           5,635
                                                                                                                          ---------
    Unrealized holding losses arising
      during the period, net of
      income tax effects of $113 .....................              -              -              -            (201)           (201)
    Reclassification adjustment,
      net of income tax effects of $91 ...............              -              -              -             161             161
                                                                                                                          ---------
        Total other comprehensive income (loss) ......              -              -              -               -             (40)
                                                                                                                          ---------
          Total comprehensive income .................              -              -              -               -           5,595
                                                                                                                          ---------
Exercise of stock options ............................         27,076            312              -               -             312
Cash dividends ($.36 per share) ......................              -              -         (1,554)              -          (1,554)
                                                            ---------      ---------      ---------       ---------       ---------
Balance, December 31, 2003 ...........................      4,331,460         29,402         18,610              58          48,070

Comprehensive income
    Net income .......................................              -              -          3,209               -           3,209
                                                                                                                          ---------
    Unrealized holding losses arising
      during the period, net of
      income tax effects of $56 ......................              -              -              -            (100)           (100)
    Reclassification adjustment,
      net of income tax effects of $26 ...............              -              -              -             (48)            (48)
                                                                                                                          ---------
        Total other comprehensive income (loss) ......              -              -              -               -            (148)
                                                                                                                          ---------
          Total comprehensive income .................              -              -              -               -           3,061
                                                                                                                          ---------
Exercise of stock options ............................         59,324            640              -               -             640
Cash dividends ($.40 per share) ......................              -              -         (1,744)              -          (1,744)
                                                            ---------      ---------      ---------       ---------       ---------
Balance, December 31, 2004 ...........................      4,390,784      $  30,042      $  20,075       $     (90)      $  50,027
                                                            =========      =========      =========       =========       =========

See accompanying notes to consolidated financial statements.

COMMUNITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Years Ended December 31,
                                                                                                   ------------------------
                                                                                              2004            2003           2002
                                                                                              ----            ----           ----
                                                                                                     (Dollars in thousands)
Operating activities
     Net income ....................................................................      $   3,209       $   5,635       $   5,401
     Adjustments to reconcile net income to net cash provided
         (used) by operating activities
           Provision for loan losses ...............................................          5,102           1,119           1,033
           Depreciation ............................................................            926             793             643
           Writedowns of other real estate .........................................             50               -               -
           Amortization of definite-lived purchased intangibles ....................            246             246             123
           Deferred income taxes ...................................................            288              47             (15)
           Securities accretion and premium amortization ...........................            162             420               9
           (Gain) loss on sale of available-for-sale securities ....................            (76)            252            (119)
           (Increase) decrease in accrued interest receivable ......................           (233)            (55)           (369)
           Increase (decrease) in accrued interest payable .........................            106            (174)           (187)
           Gain on sale of other real estate .......................................             (9)              -               -
           (Increase) decrease in prepaid expenses and other assets ................         (1,243)           (433)            504
           (Decrease) increase in accrued expenses and other liabilities ...........           (155)             65            (191)
           Originations of loans held for sale .....................................       (180,753)       (293,706)       (190,410)
           Proceeds of sales of loans held for sale ................................        174,074         309,914         176,011
                                                                                          ---------       ---------       ---------
              Net cash provided (used) by operating activities .....................          1,694          24,123          (7,567)
                                                                                          ---------       ---------       ---------
Investing activities
     Net decrease (increase) in interest-bearing deposits with other banks .........            272            (613)          1,865
     Purchases of held-to-maturity securities ......................................              -          (2,000)              -
     Purchases of available-for-sale securities ....................................        (35,749)        (80,633)        (91,018)
     Maturities of held-to-maturity securities .....................................             75               -             500
     Maturities of available-for-sale securities ...................................         31,150          64,145          60,831
     Proceeds from sale of available-for-sale securities ...........................         13,676           2,068          20,543
     Purchases of other investments ................................................           (604)           (352)              -
     Proceeds from sales of other investments ......................................              -             224               -
     Acquisitions accounted for using the purchase method ..........................              -               -           8,922
     Cash paid in connection with purchase acquisition .............................              -               -          (4,000)
     Net increase in loans made to customers .......................................        (66,592)        (26,063)        (76,869)
     Purchases of premises and equipment ...........................................         (1,750)         (1,332)         (1,842)
     Proceeds from sales of other real estate ......................................            136               -               -
                                                                                          ---------       ---------       ---------
              Net cash used by investing activities ................................        (59,386)        (44,556)        (81,068)
                                                                                          ---------       ---------       ---------
Financing activities
     Net increase in deposits ......................................................         44,754          41,642          81,629
     Net (decrease) increase in short-term borrowings ..............................        (11,298)        (16,591)         21,352
     Proceeds from issuance of long-term debt ......................................         10,503               -               -
     Repayments of long-term debt ..................................................            (70)            (70)            (70)
     Exercise of stock options .....................................................            640             312              40
     Issuance costs of common stock in business combinations .......................              -               -            (178)
     Cash dividends paid ...........................................................         (1,744)         (1,554)         (1,218)
                                                                                          ---------       ---------       ---------
              Net cash provided by financing activities ............................         42,785          23,739         101,555
                                                                                          ---------       ---------       ---------
(Decrease) increase in cash and cash equivalents ...................................        (14,907)          3,306          12,920
Cash and cash equivalents, beginning ...............................................         41,875          38,569          25,649
                                                                                          ---------       ---------       ---------
Cash and cash equivalents, ending ..................................................      $  26,968       $  41,875       $  38,569
                                                                                          =========       =========       =========

Supplemental disclosures of cash flow information
Cash payments for interest expense .................................................      $   6,925       $   7,734       $   8,306
Cash payments for income taxes .....................................................          2,498           3,054           3,130

Supplemental disclosures of non-cash investing activities
Transfers of loans receivable to other real estate .................................      $      88       $     353       $     219
Fair value of common stock issued in business combinations .........................              -               -          12,020
Other comprehensive income (loss) ..................................................           (148)            (40)            105

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

In November 2001, the Corporation acquired all the common stock of Resource Mortgage, Inc., a Columbia, South Carolina based mortgage brokerage company. The Corporation issued 95,454 shares of its common stock in exchange for 100% of the common stock of Resource Mortgage, Inc. The subsidiary was renamed Community Resource Mortgage, Inc. (CRM).

In July 2002, Ridgeway Bancshares, Inc., the holding company for the Bank of Ridgeway (BOR), merged into the Corporation. The Corporation issued 1,000,000 shares of its common stock and paid $4,000,000 cash in exchange for 100% of the common stock of Ridgeway Bancshares, Inc. The transaction was consummated on July 1, 2002.

ONB, SNB, FNB and BOR (the "Banks") and CRM operate as wholly-owned subsidiaries of the Corporation with separate Boards of Directors and operating policies and they provide a variety of financial services to individuals and businesses throughout South Carolina. The primary deposit products are checking, savings and term certificate accounts. The primary lending products are consumer, commercial and mortgage loans.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK - Most of the Corporation's activities are with customers located within South Carolina. Note 4 discusses the types of securities the Corporation purchases. Note 6 discusses the types of lending in which the Corporation engages. The Banks grant commercial, consumer and mortgage loans to customers throughout South Carolina. Although the Banks have diversified loan portfolios, a substantial portion of their debtors' ability to honor their contracts is dependent upon the economies of various South Carolina communities. The mortgage brokerage company generally originates and sells loans into the secondary market; but it sometimes maintains loans for its own portfolio on a limited basis.

CASH AND CASH EQUIVALENTS - For purposes of the consolidated statements of cash flows, the Corporation has defined cash and cash equivalents as those amounts included in the balance sheets under the caption, "Cash and due from banks" and "Federal funds sold," all of which mature within ninety days.

INTEREST-BEARING DEPOSITS WITH OTHER BANKS - Interest-bearing deposits with other banks generally mature within one year and are carried at cost.

SECURITIES - Securities that management has both the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. The Corporation has made a management decision generally to avoid acquiring further held-to-maturity securities. Securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, increase in regulatory capital, or other similar factors, are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses on securities available-for-sale are excluded from earnings and reported in other comprehensive income. Gains and losses on the sale of securities available-for-sale are recorded on the trade date and are determined using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.

Interest and dividends on securities, including the amortization of premiums and
the  accretion  of  discounts,   are  reported  in  interest  and  dividends  on
securities.

No securities are being held for short-term resale; therefore, the Corporation does not currently use a trading account classification.

LOANS HELD FOR SALE - The Corporation originates loans held for sale to other financial institutions under commitments or other arrangements in place prior to loan origination. Loans originated and intended for sale are residential mortgage loans and are carried at the lower of cost or estimated fair value in the aggregate. Gains and losses, if any, on the sale of such loans are determined using the specific identification method. All fees and other income from these activities are recognized in income when loan sales are completed.

LOANS - The Corporation grants mortgage, commercial and consumer loans to customers. The ability of the Corporation's debtors to honor their contracts is dependent upon the general economic conditions in its market areas. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are carried at principal amounts outstanding, increased or reduced by deferred net loan costs or fees and any unamortized purchase premiums or discounts. Interest income on loans is recognized using the interest method based upon the principal amounts outstanding. Loan origination and commitment fees and certain direct loan origination costs (principally salaries and employee benefits) are deferred and amortized as an adjustment of the related loan's yield. Generally, these amounts are amortized over the contractual life of the related loans or commitments.

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

Other consumer loans are typically charged off at the time the loan is 120 days delinquent. Generally, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until the loans qualify for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is established through a provision for loan losses charged against earnings as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

DERIVATIVE FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value.

In April, 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Among other requirements, this Statement provides that loan commitment contracts entered into or modified after June 30, 2003 that relate to the origination of mortgage loans that will be held for sale shall be accounted for as derivative instruments by the issuer of the loan commitment. The Corporation issues mortgage loan rate lock commitments to potential borrowers to facilitate its origination of home mortgage loans that are intended to be sold. Between the time that the Corporation issues its commitments and the time that the loans close and are sold, the Corporation is subject to variability in the selling prices related to those commitments due to changes in market rates of interest. However, the Corporation offsets this variability through the use of so-called "forward sales contracts" to investors in the secondary market. Under these arrangements, an investor agrees to purchase the closed loans at a predetermined price. The Corporation generally enters into such forward sales contracts at the same time that rate lock commitments are issued. These arrangements effectively insulate the Corporation from the effects of changes in interest rates during the time that the commitments are outstanding, but the arrangements do not qualify, and are not designated, as fair value hedges. These derivative financial instruments are carried in the balance sheet at estimated fair value and changes in the estimated fair values of these derivatives are recorded in the statement of income in net gains or losses on loans held for sale. Because the Corporation has effectively matched its forward sales contracts to investors and rate lock commitments to potential borrowers, no net gains or losses due to changes in market interest rates have been recorded in the statement of income for 2004.

Derivative financial instruments are written in amounts referred to as notional amounts. Notional amounts provide only the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. The table below presents the notional principal amounts of rate lock commitments and forward sales contracts as of December 31, 2004 and 2003, and the estimated fair values of those financial instruments included in other assets and liabilities in the balance sheets as of those dates.

                                                                                              December 31,
                                                                                              ------------
                                                                                     2004                            2003
                                                                                     ----                            ----
                                                                             Notional      Estimated        Notional      Estimated
                                                                              Amount       Fair Value        Amount       Fair Value
                                                                              ------       ----------        ------       ----------
                                                                                          (Dollars in thousands)

Commitments to originate loans to be held for sale .................        $(2,612)        $    (4)        $(8,817)           $(35)
Forward sales commitments ..........................................          2,612               4           8,817              35
                                                                            -------         -------         -------         -------
              Total ................................................        $     -         $     -         $     -         $     -
                                                                            =======         =======         =======         =======


STOCK-BASED COMPENSATION - Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation's stock option plans have no intrinsic value at the grant date, and under APB Opinion No. 25 no compensation cost is recognized for them. The Corporation has elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied.

Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS No. 123, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                                              Years Ended December 31,
                                                                                              ------------------------
                                                                                   2004                 2003                 2002
                                                                                   ----                 ----                 ----
                                                                                   (Dollars in thousands, except per share)

Net income, as reported ............................................            $   3,209             $   5,635             $  5,401
Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of any related tax effects ................................                 (626)                    -                    -
                                                                                ---------             ---------             --------
Pro forma net income ...............................................            $   2,583             $   5,635             $  5,401
                                                                                =========             =========             ========

Net income per share, basic
     As reported ...................................................            $    0.74             $    1.31             $   1.42
     Pro forma .....................................................                 0.59                  1.31                 1.42
Net income per share, assuming dilution
     As reported ...................................................            $    0.72             $    1.27             $   1.38
     Pro forma .....................................................                 0.58                  1.27                 1.38


OTHER REAL ESTATE - Other real estate, which is included in other assets, consists of properties acquired through foreclosure or in full or partial satisfaction of the related loan and is held for sale.

Other real estate is initially recorded at the lower of cost or the estimated fair market value, less estimated selling costs. Loan losses arising from the acquisition of such property are charged to the allowance for loan losses. An allowance for losses on foreclosed properties is maintained for subsequent downward valuation adjustments. Revenues and expenses from operation of other real estate and changes in the valuation allowance are included in other expenses.

PREMISES AND EQUIPMENT - Premises and equipment are stated at cost, less accumulated depreciation computed principally on the straight-line method over the estimated useful lives of the assets. Useful lives of assets are outlined below:

     Buildings                                                   32 - 40 years
     Building components                                          5 - 30 years
     Vault doors, safe deposit boxes, night depository, etc.     32 - 40 years
     Furniture, fixtures and equipment                            5 - 25 years


INCOME TAXES - Deferred income tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

OFF-BALANCE-SHEET CREDIT RELATED FINANCIAL INSTRUMENTS - In the ordinary course of business the Banks enter into commitments to extend credit and grant standby letters of credit. Such off-balance-sheet financial instruments are recorded in the consolidated financial statements when they are funded.

SEGMENTS - Community Bankshares, Inc. through its banking subsidiaries, ONB, SNB, FNB, BOR and its mortgage subsidiary, CRM, provides a broad range of financial services to individuals and businesses in South Carolina. These services include demand, time, and savings deposits; lending services; ATM processing; and similar financial services. While the Corporation's decision makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, the subsidiary operations are not considered by management to comprise more than one reportable operating segment.

COMPREHENSIVE INCOME - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on securities available-for-sale, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. Currently, the Corporation's only components of other comprehensive income (loss) are unrealized gains (losses) on securities available-for-sale.

TRANSFERS OF FINANCIAL ASSETS - Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

ACCOUNTING CHANGES

Consolidation of Variable Interest Entities - FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," provides a new framework for identifying variable interest entities ("VIEs") and determining when a company should include the assets, liabilities, noncontrolling interests and results of activities of a VIE in its consolidated financial statements. FIN 46 requires that if a business enterprise has a controlling financial interest in a VIE, the assets, liabilities and results of the activities of the VIE must be included in the consolidated financial statements of a business enterprise. This interpretation also requires existing unconsolidated VIEs to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. VIEs that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 was effective immediately for VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It applied in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. This Interpretation does not apply to securitization structures that are qualified special purpose entities as defined within FASB Statement No. 140. Management does not believe that adoption of this Interpretation has had, or will have, any material adverse or beneficial effect on the Corporation's consolidated financial position or results of operations.

Share-Based Payment - SFAS No. 123 (revised 2004), "SFAS 123(R)," was issued in December 2004 and requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. The statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Several other pronouncements are amended or superseded as well. SFAS 123(R) generally requires use of a fair-value measurement objective for such transactions and amends SFAS No. 95 to require that excess tax benefits resulting from such transactions be reported as financing cash flows rather than as a reduction of taxes paid. SFAS No. 123(R) is effective for public companies, other than "small business filers," as of the beginning of the first interim or annual reporting period that begins after June 30, 2005. Various transition methods are available for the restatement of prior period information. Management has not yet decided which of the available transition methods the Corporation will employ, and accordingly is unable to estimate the effect of the implementation of this statement on the Corporation's financial position or results of operations for any period.

Exchanges of Nonmonetary Assets - SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29," eliminates an exception to the measurement of such exchanges at fair value for similar productive assets and replaces it with an exception for such exchanges that do not have commercial substance. The provisions of this Statement are required to be applied prospectively to exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for such exchanges occurring in fiscal periods beginning after December 16, 2004. It is not expected that adoption and application of the provisions of this Statement will have any material adverse or beneficial effect on the Corporation's consolidated financial position or results of operations.

EITF Issue No. 03-1 - Emerging Issues Task Force ("EITF") Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investment," requires that companies report information about certain debt and equity securities when the estimated fair values of those securities are less than their cost. Implementation of the guidance contained in paragraphs 10-20 of EITF Issue No. 03-1was delayed by the FASB and the effective date for those paragraphs will be superseded concurrent with the final issuance of proposed FASB Staff Position EITF Issue No. 03-1-a. Substantially all of the Corporation's investment securities are issued by the U.S. Government, or by U.S. Government agencies and corporations, and generally do not contain provisions that would allow the securities to be settled in such a way that the Corporation would not recover substantially all of its cost. Management intends, and believes that it has the ability, to hold such securities until a forecasted recovery of the fair market value, including until maturity. Management does not believe that implementation of this guidance will have any material adverse or beneficial effect on the Company's consolidated financial position or results of operations.

ADVERTISING COSTS - The cost of advertising is expensed as incurred.

OTHER - Certain amounts previously reported in the statements have been reclassified to conform to the current year's presentation and disclosure requirements. These reclassifications had no effect on reported net income or retained earnings.


NOTE 3 - CASH AND DUE FROM BANKS

The Banks are required to maintain average reserve balances with the Federal Reserve or in available cash. The average daily reserve balance requirements at December 31, 2004 and 2003 were approximately $3,893,000 and $2,140,000, respectively. At December 31, 2004 the Corporation had cash balances with unrelated correspondent banks totaling approximately $9,016,000, of which $1,159,000 was fully insured by the FDIC.


NOTE 4 - SECURITIES

Securities consist of the following:

                                                                                    December 31,
                                                                                    ------------
                                                                    2004                                    2003
                                                                    ----                                    ----
                                                              Gross      Gross                        Gross      Gross
                                                           Unrealized Unrealized Estimated          Unrealized Unrealized  Estimated
                                                 Amortized   Holding   Holding     Fair   Amortized   Holding   Holding      Fair
                                                    Cost      Gains    Losses     Value     Cost       Gains     Losses      Value
                                                    ----      -----    ------     -----     ----       -----     ------      -----
                                                                                     (Dollars in thousands)
Securities available-for-sale
     U.S. Treasury and U.S. ...................
         Government agencies ..................   $50,619   $     9   $   267    $50,361    $56,633   $   146    $   302    $56,477
     States and political
         subdivisions .........................     4,985       126         1      5,110      8,140       249          2      8,387
                                                  -------   -------   -------    -------    -------   -------    -------    -------
         Total securities available-for-sale ..   $55,604   $   135   $   268    $55,471    $64,773   $   395    $   304    $64,864
                                                  =======   =======   =======    =======    =======   =======    =======    =======

Securities held-to-maturity
     States and political
         subdivisions .........................   $ 1,925   $     -   $    18    $ 1,907    $ 2,000   $   155    $     -    $ 2,155
                                                  =======   =======   =======    =======    =======   =======    =======    =======


The amortized cost and fair value of debt securities at December 31, 2004 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                           December 31, 2004
                                                                                           -----------------
                                                                          Available-for-sale                   Held-to-maturity
                                                                          ------------------                   ----------------
                                                                      Amortized         Estimated         Amortized       Estimated
                                                                         Cost           Fair Value          Cost         Fair Value
                                                                         ----           ----------          ----         ----------
                                                                                            (Dollars in thousands)
Securities available-for-sale
   Due within one year .....................................           $ 4,850           $ 4,842           $     -           $     -
   Due after one through five years ........................            40,534            40,405                 -                 -
   Due after five through ten years ........................            10,203            10,210             1,925             1,907
   Due after ten years .....................................                17                14                 -                 -
                                                                       -------           -------           -------           -------
     Total securities available-for-sale ...................           $55,604           $55,471           $ 1,925           $ 1,907
                                                                       =======           =======           =======           =======


The following tables provide information about the Corporation's securities holdings which were maintained in an unrealized loss position as of December 31, 2004 and 2003:

                                                                                  December 31, 2004
                                                                                  -----------------
                                                                   Continuously in Unrealized Loss Position for a Period of
                                                                   --------------------------------------------------------
                                                       Less than 12 Months           12 Months or more                Total
                                                       -------------------           -----------------                -----
                                                      Estimated     Unrealized     Estimated    Unrealized     Estimated  Unrealized
                                                      Fair Value       Loss       Fair Value        Loss       Fair Value     Loss
                                                      ----------       ----       ----------        ----       ----------     ----
                                                                               (Dollars in thousands)
Description of Securities
    U.S. Treasury and ..........................       $20,806       $   102       $18,875       $   165       $39,681       $   267
      U.S. Government agencies
  States and political subdivisions ............         1,907            18           101             1         2,008            19
                                                       -------       -------       -------       -------       -------       -------
        Total securities .......................       $22,713       $   120       $18,976       $   166       $41,689       $   286
                                                       =======       =======       =======       =======       =======       =======


                                                                                  December 31, 2003
                                                                                  -----------------
                                                                   Continuously in Unrealized Loss Position for a Period of
                                                                   --------------------------------------------------------
                                                       Less than 12 Months           12 Months or more                Total
                                                       -------------------           -----------------                -----
                                                      Estimated     Unrealized     Estimated    Unrealized     Estimated  Unrealized
                                                      Fair Value       Loss       Fair Value        Loss       Fair Value     Loss
                                                      ----------       ----       ----------        ----       ----------     ----
                                                                               (Dollars in thousands)
Description of Securities
    U.S. Treasury and ..........................       $17,132       $   293       $   528       $     9       $17,660       $   302
      U.S. Government agencies
  States and political subdivisions ............             -             -           204             2           204             2
                                                       -------       -------       -------       -------       -------       -------
        Total securities .......................       $17,132       $   293       $   732       $    11       $17,864       $   304
                                                       =======       =======       =======       =======       =======       =======

At December 31, 2004, the Corporation held 28 securities that had been in an unrealized loss position for less than 12 months and 16 securities that had been in an unrealized loss position for 12 months or more. Unrealized losses reflected in this table generally are the result of interest rate changes that have occurred since the securities were purchased. No loss is expected on any of these securities if they are held until their maturities.

At December 31, 2004 and 2003, investment securities with a carrying value of $25,255,000 and $31,418,000, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required and permitted by law.

For the years ended December 31, 2004, 2003 and 2002, proceeds from sales of securities available-for-sale amounted to $13,676,000, $2,068,000, and $20,543,000, respectively. Gross realized gains totaled $107,000, $73,000 and $122,000, respectively. Gross realized losses were $31,000, $325,000 and $3,000, respectively. The tax benefit (provision) applicable to the net realized gains and losses amounted to $(27,000), $90,000 and $(43,000), respectively.


NOTE 5 - OTHER INVESTMENTS

Other investments consist of restricted stocks of the Federal Reserve Bank of Richmond, the Federal Home Loan Bank of Atlanta, and correspondent Bankers' Banks which are carried at cost. Management periodically evaluates these investments for impairment, with any appropriate downward adjustments being made when necessary.


NOTE 6 - LOANS

The following is a summary of loans by category:

                                                              December 31,
                                                              ------------
                                                          2004            2003
                                                          ----            ----
                                                         (Dollars in thousands)

Commercial, financial and agricultural .........      $  96,275       $  84,844
Real estate- construction ......................         29,968          23,590
Real estate - mortgage .........................        230,986         188,530
Consumer installment ...........................         36,420          35,142
                                                      ---------       ---------
        Total ..................................        393,649         332,106
Allowance for loan losses ......................         (4,347)         (4,206)
                                                      ---------       ---------
        Loans - net ............................      $ 389,302       $ 327,900
                                                      =========       =========


Overdrawn demand deposits totaling $379,000 and $564,000 have been reclassified as loan balances at December 31, 2004 and 2003, respectively.

Gross proceeds from sales of mortgage loans originated for resale were approximately $174,074,000, $309,914,000, and $176,011,000 for the years ended
December 31, 2004, 2003, and 2002, respectively. Income from this activity is recognized as mortgage brokerage income.

Loans outstanding to directors, executive officers, principal holders of equity securities, or to any of their associates totaled $6,795,000 at December 31, 2004 and $7,416,000 at December 31, 2003. A total of $5,720,000 in loans were made or added, while a total of $6,341,000 were repaid or deducted during 2004. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. Changes in the composition of the board of directors or the group comprising executive officers also result in additions to or deductions from loans outstanding to directors, executive officers or principal holders of equity securities.

As of December 31, 2004 and 2003, there were no significant concentrations of credit risk in any single borrower or groups of borrowers. The Corporation's loan portfolio consists primarily of extensions of credit to businesses and individuals in its local market areas in Orangeburg, Sumter, Florence, Richland, Fairfield and Anderson counties of South Carolina. The Banks and CRM regularly monitor various segments of their credit portfolios to assess potential concentration risks and to obtain collateral when considered necessary.

Changes in the allowance for loan losses were as follows:

                                                    Years Ended December 31,
                                                    ------------------------
                                                  2004        2003        2002
                                                  ----        ----        ----
                                                      (Dollars in thousands)

Balance at January 1 .......................    $ 4,206     $ 3,573     $ 2,830
Changes incident to merger activities ......          -           -         444
Provision charged to expense ...............      5,102       1,119       1,033
Recoveries .................................        119         174          38
Charge-offs ................................     (5,080)       (660)       (772)
                                                -------     -------     -------
Balance at December 31 .....................    $ 4,347     $ 4,206     $ 3,573
                                                =======     =======     =======


The following is summary information pertaining to impaired loans:

                                                               December 31,
                                                               ------------
                                                             2004          2003
                                                             ----          ----
                                                          (Dollars in thousands)

Impaired loans without a valuation allowance .........       $    -       $    -
Impaired loans with a valuation allowance ............        4,941        2,595
                                                             ------       ------
    Total impaired loans .............................       $4,941       $2,595
                                                             ======       ======
Allowance for loan losses on impaired
 loans at year end ...................................       $  881       $  389
                                                             ======       ======

Average total investment in impaired loans
 during the year .....................................       $2,818       $1,983


No additional funds are committed to be advanced in connection with impaired loans.

Nonaccrual and past due loans at December 31, 2004 and 2003, were as follows:

                                                              December 31,
                                                              ------------
                                                            2004          2003
                                                            ----          ----
                                                          (Dollars in thousands)

Nonaccrual loans .................................         $4,941         $2,595
Accruing 90 days or more past due ................            137            146
                                                           ------         ------
       Total .....................................         $5,078         $2,741
                                                           ======         ======


Gross interest income that would have been recorded for the years ended December 31, 2004, 2003, and 2002 if nonaccrual loans had been performing in accordance with their original terms was approximately $63,000, $117,000, and $39,000, respectively. No cash basis income was recognized on such loans during 2004, 2003 and 2002.


NOTE 7 - PREMISES AND EQUIPMENT; OPERATING LEASES

Premises and equipment at December 31, 2004 and 2003 consist of the following:

                                                               December 31,
                                                               ------------
                                                           2004            2003
                                                           ----             ----
                                                          (Dollars in thousands)

Land ...........................................         $ 2,258         $ 1,260
Buildings and components .......................           3,884           3,884
Furniture, fixtures and equipment ..............           6,341           5,713
Construction in process ........................              67               -
                                                         -------         -------
     Total .....................................          12,550          10,857
Less, accumulated depreciation .................           4,811           3,942
                                                         -------         -------
     Premises and equipment - net ..............         $ 7,739         $ 6,915
                                                         =======         =======


Depreciation expense was approximately $926,000, $793,000, and $643,000, for the years ended December 31, 2004, 2003, and 2002, respectively.

As  of  December  31,  2003  future  minimum  rent  commitments   under  various
non-cancelable operating leases are as follows:

                     Year                               Amount
                     ----                               ------
                              (Dollars in thousands)

                      2005                             $   227
                      2006                                 230
                      2007                                 216
                      2008                                 135
                      2009                                 135
                 Thereafter                              1,884
                                                       -------
                           Total                       $ 2,827
                                                       =======


Total rent expense for the years ended December 31, 2004, 2003, and 2002 was $308,000, $205,000, and $149,000, respectively. Some leases provide for the payment of executory costs and contain options to renew.


NOTE 8 - INTANGIBLE ASSETS

Changes in the carrying amounts of goodwill for the years ended December 31, 2004 and 2003 are as follows:


                                                       Years Ended December 31,
                                                       ------------------------
                                                       2004               2003
                                                       ----               ----
                                                        (Dollars in thousands)

Balance, beginning of year .......................      $4,321         $4,321
Goodwill acquired during the year ................           -              -
Impairment losses ................................           -              -
                                                        ------         ------
Balance, end of year .............................      $4,321         $4,321
                                                        ======         ======


Goodwill is tested for impairment annually by an independent consulting firm. As of December 31, 2004 no impairment has been determined.

As part of the valuation of Ridgeway Bancshares, Inc., conducted by a third party firm, a core deposit intangible was computed. All amortizable intangible assets are evaluated annually to determine whether any revisions of their estimated useful lives are warranted. For the years ended December 31, 2004 and 2003, and for 2002, no such revisions have resulted.

The following tables present the gross carrying amounts and accumulated amortization for the Corporation's amortizable intangible assets as of December 31, 2004 and 2003, and the estimated amounts of amortization expense to be recognized for each of the five succeeding fiscal years, as of December 31, 2004 and 2003. Such assets are being amortized on a straight-line basis over fifteen years.



                                                                                          December 31,
                                                                                          ------------
                                                                              2004                              2003
                                                                    Gross     ----                     Gross    ----
                                                                  Carrying         Accumulated       Carrying        Accumulated
                                                                    Amount         Amortization        Amount        Amortization
                                                                    ------         ------------        ------        ------------
                                                                                      (Dollars in thousands)

Amortizable intangible asset class
  Core deposit intangible ..................................       $3,698            $  615            $3,698            $  369
                                                                   ======            ======            ======            ======


Estimated amounts of amortization expense to be recognized in each of the next five succeeding years:


                                                    December 31,
                                                    ------------
                                               2004               2003
                                               ----               ----
                        Year                    (Dollars in thousands)
                        ----

                        2004                  $  -              $ 246
                        2005                   246                246
                        2006                   246                246
                        2007                   246                246
                        2008                   246                246
                        2009                   246                 NA


NOTE 9 - DEPOSITS

At December 31, 2004, the scheduled maturities of certificates of deposit and other time deposits are as follows:


                         Year                              Amount
                         ----                              ------
                                 (Dollars in thousands)

                          2005                           $ 160,652
                          2006                              31,950
                          2007                              10,057
                          2008                               2,909
                          2009                                 288
                     Thereafter                                  7
                                                         ---------
                               Total                     $ 205,863
                                                         =========


Deposits of directors and officers and their related business  interests totaled
approximately   $4,739,000  and  $6,982,000  at  December  31,  2004  and  2003,
respectively.

NOTE 10 - SHORT-TERM BORROWINGS

The Corporation's short-term borrowings generally consist of federal funds purchased and securities sold under agreements to repurchase. Federal funds purchased and securities sold under agreements with customers to repurchase generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Corporation monitors the fair value of the underlying securities on a daily basis and it is the Banks' policy to maintain a collateral value greater than the principal and accrued interest of the transaction. All securities underlying these agreements are institution-owned securities.

Short-term borrowings are summarized as follows:


                                                              December 31,
                                                              ------------
                                                           2004          2003
                                                           ----          ----
                                                        (Dollars in thousands)

Securities sold under agreements to repurchase .........   $ 4,979     $ 8,090
Federal funds purchased ................................     1,683           -
Warehouse lines of credit ..............................         -       7,743
Other short-term debt ..................................         -       2,127
                                                           -------     -------
Total ..................................................   $ 6,662     $17,960
                                                           =======     =======


The following summarizes information about short-term borrowings during each of the periods presented:


                                                                 December 31,
                                                                 ------------
                                                               2004       2003
                                                               ----       ----
                                                          (Dollars in thousands)

Balance outstanding at end of year .......................   $ 6,662    $17,960
Weighted average interest rate at end of the period ......      1.54%      2.38%
Interest expense .........................................   $   205    $   750
Maximum outstanding at any month end during the period ...   $17,940    $39,379
Average outstanding during the period ....................   $10,309    $29,026
Weighted average interest rate during the period .........      1.99%      2.58%



As of December 31, 2004, the Banks had unused credit availabilities under federal funds lines established with unrelated correspondent banks totaling $34,017,000.

NOTE 11 - LONG-TERM DEBT

Long-term debt is summarized as follows:


                                                                  December 31,
                                                                  ------------
                                                               2004        2003
                                                               ----        ----
                                                          (Dollars in thousands)

Advances from Federal Home Loan Bank of Atlanta to0
  subsidiary banks, varying maturities to
  2023 with interest rates from 2.00% to 6.94% ...........     $20,263   $20,140

Junior Subordinated Debt to Unconsolidated Trusts (1),
  dated April 7, 2004, maturing April 7, 2034,
  with variable interest rate based on 3-month LIBOR......     10,310          -
                                                              -------    -------
                Total long-term debt .....................    $30,573    $20,140
                                                              =======    =======
--------------------
(1) Securities qualify as Tier 1 capital under the regulatory risk-based capital guidelines, subject to certain limitations.


Collateral for the Advances from Federal Home Loan Bank of Atlanta consists of blanket liens on the Banks' one-to-four family first lien residential mortgage loans and all of the Banks' stock in the FHLB. Such collateral was carried in the consolidated balance sheet at approximately $71,462,000 and $54,623,000 at December 31, 2004 and 2003, respectively.

Under the blanket lien agreements, the Banks collectively have the ability to borrow an additional $33,674,000 from the FHLB as of December 31, 2004. Any such borrowings would be subject to the FHLB's normal approval process and would be subject to interest rates established by the FHLB at the time of each such transaction. The FHLB may terminate the availability at any time.

On March 8, 2004, the Corporation sponsored the creation of a Delaware trust, SCB Capital Trust I (the "Trust"), and is the sole owner of the common securities issued by the Trust. The Trust is a variable interest entity under FIN 46R, but is not subject to consolidation by the Corporation since substantially all risk of loss has been transferred to other entities through the Trust's March 10, 2004 issuance of $10,000,000 in floating rate capital securities. The proceeds of this issuance, and the amount of CBI's capital investment, were used to acquire $10,310,000 principal amount of CBI's floating rate junior subordinated deferrable interest debt securities ("Debentures") due April 7, 2034, which securities, and the accrued interest thereon, now constitute the Trust's sole assets. The interest rate associated with the debt securities, and the distribution rate on the common securities of the Trust, was established initially at 3.91% and is adjustable quarterly at 3 month LIBOR plus 280 basis points. The index rate (LIBOR) may not be lower than 1.11%. As of December 31, 2004, the interest rate associated with the debt was 4.87%. CBI may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the stated maturity date of the Debentures. In the event that such interest payments are deferred by CBI, the Trust may defer distributions on the common securities. In such an event, CBI would be restricted in its ability to pay dividends on its common stock and perform under other obligations that are not senior to the junior subordinated Debentures.

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

Required future principal reductions of the Corporation's long-term debts are summarized as follows:


                                       Year                     Amount
                                       ----                     ------
                                            (Dollars in thousands)

                                        2005                  $  1,370
                                        2006                       500
                                        2007                     1,000
                                        2008                     2,500
                                        2009                     5,000
                                  Thereafter                    20,203
                                                              --------
                                             Total            $ 30,573
                                                              ========



NOTE 12 - STOCK OPTIONS AND DIVIDEND REINVESTMENT SHARES

Under the Corporation's Dividend Reinvestment Plan, shareholders may reinvest all or part of their cash dividends in shares of common stock and also purchase additional shares of common stock. During the three-year period ended December 31, 2004 all shares purchased under this plan were purchased in the market, not issued by the Corporation.

At December 31, 2004, 302,783 of the Corporation's authorized common shares were reserved for future grant pursuant to an employee stock option plan and 624,655 common shares were reserved for issuance pursuant to the dividend reinvestment and additional stock purchase plan.

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

The exercise price of any incentive option granted is equal to the fair value of the common stock on the date the option is granted. Nonqualified options can be issued for less than fair value; however, the Corporation has not elected to issue these options for less than fair value at the date of the grant. The options become vested and may be exercised one year after issuance.

A summary of the status of options issued pursuant to the Corporation's stock option plan is presented below:



                                                                            Years Ended December 31,
                                                                            ------------------------
                                                    2004                             2003                             2002
                                                    ----                             ----                             ----
                                                          Weighted                         Weighted                        Weighted
                                                          Average                          Average                          Average
                                           Number of      Exercise          Number of      Exercise          Number of     Exercise
                                             Shaves        Price              Shares        Price              Shares       Price
                                             ------        -----              ------        -----              ------       -----
Outstanding at beginning of year .......    543,991       $ 13.85            384,667       $ 11.26            396,718      $ 11.21
Granted ................................     27,000       $ 17.74            195,750       $ 18.85                  -      $     -
Exercised ..............................    (59,324)      $ 10.80            (27,076)      $ 11.57             (4,710)     $  8.63
Forfeited or expired ...................    (28,850)      $ 18.85             (9,350)      $ 18.85             (7,341)     $ 10.26
                                            -------                          -------                          -------
Outstanding at end of year .............    482,817       $ 14.14            543,991       $ 13.85            384,667      $ 11.26
                                            =======                         ========                          =======

Options exercisable at year end ........    455,817       $ 13.93            543,991       $ 11.24            384,667      $ 11.26

The weighted average fair values of options granted each year are computed using the Black-Scholes option pricing model using the assumptions detailed below:

                                                   Years Ended December 31,
                                                   ------------------------
                                                2004          2003         2002
                                                ----          ----          ----
Weighted average fair value of options
     granted during the year                  $ 4.74        $ 4.33        $   -
Risk-free interest rate                         3.74%         3.72%        0.00%
Expected life (years)                           7.00          6.01            -
Expected volatility                            26.15%        24.01%        0.00%
Yield                                           2.18%         2.00%        0.00%


The following table summarizes information about the options outstanding:

                                                                               December 31, 2004
                                                                               -----------------
                                                      Options Outstanding                      Options Exercisable
                                                      -------------------                      -------------------
                                                            Weighted
                                                             Average         Weighted                              Weighted
                                                            Remaining        Average                                Average
                                          Number         Contractual Life    Exercise         Number               Exercise
          Range of Exercise Prices     Outstanding            (Years)          Price        Outstanding             Price
          ------------------------     -----------            -------          -----        -----------             -----
             $ 7.62  to   $ 11.00         182,410               5.5           $ 10.37         182,410             $ 10.37
             $12.83       $ 18.85         300,407               7.1           $ 16.43         273,407             $ 16.30
                                          -------                                             -------
                                          482,817               6.5           $ 14.14         455,817             $ 13.93
                                          =======                                             =======


The Corporation applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized.


NOTE 13 - INCOME TAXES

The Corporation files consolidated federal income tax returns on a calendar-year basis.

The provision for income taxes consists of the following:


                                                    Years Ended December 31,
                                                    ------------------------
                                                 2004        2003        2002
                                                 ----        ----        ----
                                                     (Dollars in thousands)
Current
    Federal ...............................      $1,367      $2,820      $2,687
    State .................................         117         280         248
                                                -------     -------     -------
            Total current .................       1,484       3,100       2,935
                                                -------     -------     -------

Deferred ..................................         287          47         (15)
                                                -------     -------     -------
            Total income tax expense ......      $1,771      $3,147     $ 2,920
                                                =======     =======     =======


The provision for income taxes differs from that computed by applying federal statutory rates at 34% to income before income tax expense as indicated in the following summary:

                                                    Years Ended December 31,
                                                    ------------------------
                                                2004          2003        2002
                                                ----          ----        ----
                                                     (Dollars in thousands)

Tax expense at statutory rate ..............     $1,693      $2,986      $2,829
State income tax, net of federal
    income tax benefit .....................        184         174         156
Tax-exempt interest income .................       (133)       (136)        (78)
Amortization of organization costs and
    core deposit intangibles ...............         84          63          25
Other, net .................................        (57)         60         (12)
                                                -------     -------     -------
            Total ..........................     $1,771      $3,147      $2,920
                                                =======     =======     =======

Temporary differences, which give rise to deferred tax assets and liabilities, are as follows:


                                                                December 31,
                                                                ------------
                                                             2004         2003
                                                             ----         ----
                                                          (Dollars in thousands)
Deferred tax assets
    Allowance for loan losses ........................       $1,073       $1,378
    Unrealized net holding losses on
      available-for-sale securities ..................           50            -
    Other ............................................           67           82
                                                             ------       ------
            Gross deferred tax assets ................        1,190        1,460
    Valuation allowance ..............................            -            -
                                                             ------       ------
            Total ....................................        1,190        1,460
                                                             ------       ------

Deferred tax liabilities
    Accelerated depreciation .........................          486          462
    Accretion ........................................            8           10
    Unrealized net holding gains on
      available-for-sale securities ..................            -           30
    Purchase adjustments - securities ................           44           92
    Purchase adjustments - loans .....................           44           61
    Other ............................................            9            -
                                                             ------       ------
            Gross deferred tax liabilities ...........          591          655
                                                             ------       ------
Net deferred income tax assets .......................       $  599       $  805
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

The Corporation's contributions for 401(k) related profit sharing for the years ended December 31, 2004, 2003, and 2002 totaled approximately $285,000, $170,000, and $132,000, respectively. Since 2001, the senior officers of the Corporation are no longer included in this profit sharing program.

The Bank of Ridgeway maintains a defined benefit pension plan covering the majority of its employees. This plan was in place prior to the Corporation's acquisition of Ridgeway Bancshares, Inc. in 2002. Because there are no such plans for the Corporation's other subsidiaries, and there are no plans to establish any other such plans, the Corporation froze benefit accruals and discontinued additional participation and voluntary contributions in the plan during 2003. Management has no immediate plans to formally terminate the plan and distribute its assets. The changes in the pension plan have been accounted for as curtailments in accordance with the provisions of SFAS No. 88. The following table shows the activity and status of that plan:


                                                                                                    As of December 31,
                                                                                                    ------------------
                                                                                       2004                 2003               2002
                                                                                       ----                 ----               ----
                                                                                                    (Dollars in thousands)
Change in Benefit Obligation
   Benefit obligation as of January 1 .....................................             $ 710              $ 796              $   -
   Service cost ...........................................................                 -                 11                 59
   Interest cost ..........................................................                46                 50                 50
   Curtailments ...........................................................                 -               (169)                 -
   Actuarial (gain) loss ..................................................               106                 27                (41)
   Acquisition ............................................................                 -                  -                728
   Benefits paid ..........................................................              (110)                (5)                 -
                                                                                        -----              -----              -----
   Benefit obligation as of December 31 ...................................               752                710                796
                                                                                        -----              -----              -----
Change in Plan Assets
   Fair value of plan assets as of January 1 ..............................               656                632                  -
   Actual return (loss) on plan assets ....................................                88                (27)              (100)
   Acquisition ............................................................                 -                  -                672
   Employer contributions .................................................                60                 56                 60
   Benefits paid ..........................................................              (110)                (5)                 -
                                                                                        -----              -----              -----
   Fair value of plan assets as of December 31 ............................               694                656                632
                                                                                        -----              -----              -----
Funded Status of the Plan .................................................               (58)               (54)              (164)
   Unrecognized transition obligation .....................................                 -                  -                 28
   Unrecognized net loss ..................................................               101                 38                113
                                                                                        -----              -----              -----
   Prepaid (accrued) benefit liability ....................................             $  43              $ (16)             $ (23)
                                                                                        =====              =====              =====
Amount Recognized in the Consolidated
   Balance Sheets consists of:

   Prepaid (accrued) benefit cost .........................................             $  43              $ (16)             $ (23)
                                                                                        =====              =====              =====


The actuarial assumptions used to determine the benefit obligation as of December 31, 2004 and 2003 were as follows:

                                                              December 31,
                                                              ------------
                                                         2004     2003     2002
                                                         ----     ----     ----
Pension Benefits Weighted Average Assumptions
   Discount rate ....................................    6.25%    7.25%    7.25%
   Rate of compensation increase ....................    3.00%    5.00%    5.00%



The components of net periodic pension cost were as follows:

                                                      Years Ended December 31,
                                                      ------------------------
                                                     2004        2003      2002
                                                     ----        ----     ----
                                                      (Dollars in thousands)
Components of Net Periodic Benefit Cost
   Service cost ...............................     $   -      $  11      $  59
   Interest cost ..............................        46         50         50
   Expected return on plan assets .............       (47)       (41)       (39)
   Recognized net actuarial loss (gain) .......         -        169          -
   Amortization of transition obligation ......         -          -          3
   Amortization of unrecognized net loss ......         2          1          3
   Curtailment (gain) loss ....................         -       (169)         -
                                                    -----      -----      -----
     Net periodic benefit cost ................     $   1      $  21      $  76
                                                    =====      =====      =====



For the years ended December 31, 2004, 2003 and 2002, the assumptions used to determine net periodic pension cost were as follows:


                                                      Years Ended December 31,
                                                      ------------------------
                                                      2004      2003      2002
                                                      ----      ----      ----
Pension Cost Weighted Average Assumptions
   Discount rate .................................    6.25%     7.25%     7.25%
   Expected long-term rate of
      return on plan asets .......................    7.25%     7.25%     7.25%
   Rate of compensation increase .................    3.00%     5.00%     5.00%


As of December 31, 2004 and 2003, pension plan assets consisted primarily of the following:

                                                       Percentage of Plan Assets
                                                            at December 31,
                                                            ---------------
Asset Category                                           2004             2003
                                                         ----             ----
  Equities .....................................          53%              69%
  Bonds ........................................          24%              10%
  Cash .........................................           0%               3%
  Stable value instruments .....................          23%              18%
                                                         ---              ---
             Total .............................         100%             100%
                                                         ===              ===


As of December 31, 2003, plan assets included a $22,000 Bank of Ridgeway money market account bearing interest at the rate of 1.00%. The plan did not hold any direct investment in the Corporation's common stock.

The Bank of Ridgeway expects to contribute $60,000 to the pension plan in 2005.

Estimated future benefit payments are as follows:


    Year                                          Amount
    ----                                          ------
                                      (Dollars in thousands)
    2005                                               $ 1
    2006                                                18
    2007                                                33
    2008                                                34
    2009                                                47
Years 2010 through 2014                                296



The Corporation maintains no postretirement or post employment benefit plans.

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

The Banks' exposure to credit loss is represented by the contractual notional amount of these commitments. The Banks generally use the same credit policies in making these commitments as they do for on-balance-sheet instruments.

At December 31, 2004 and 2003, the following financial instruments were outstanding whose contract amounts represent credit risk:


                                                              December 31,
                                                              ------------
                                                          2004             2003
                                                          ----             ----
                                                         (Dollars in thousands)

Loan commitments ...................................     $11,644       $15,501
Unfunded commitments under lines of credit .........      43,312        36,735
Standby letters of credit ..........................       2,919         4,489


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

Earnings per common share were computed based on the following:


                                                                                                Years Ended December 31,
                                                                                                ------------------------
                                                                                        2004              2003              2002
                                                                                        ----              ----              ----
                                                                                          (Dollars in thousands, except per share)
Net income per share, basic
  Numerator - net income ..................................................         $    3,209         $    5,635         $    5,401
                                                                                    ==========         ==========         ==========
  Denominator
    Weighted average common shares issued and outstanding .................          4,357,919          4,313,437          3,803,737
                                                                                    ==========         ==========         ==========
             Net income per share, basic ..................................         $      .74         $     1.31         $     1.42
                                                                                    ==========         ==========         ==========

Net income per share, assuming dilution
  Numerator - net income ..................................................         $    3,209         $    5,635         $    5,401
                                                                                    ==========         ==========         ==========
  Denominator
    Weighted average common shares issued and outstanding .................          4,357,919          4,313,437          3,803,737
    Effect of dilutive stock options ......................................            114,500            113,966            110,313
                                                                                    ----------         ----------         ----------
             Total shares .................................................          4,472,419          4,427,403          3,914,050
                                                                                    ==========         ==========         ==========
             Net income per share, assuming dilution ......................         $      .72         $     1.27         $     1.38
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

     Interest-bearing deposits with other banks. The carrying amounts of interest-bearing deposits with banks approximate their fair values.

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

     Loans.  Fair values for certain  mortgage  loans (for example,  one-to-four family  residential)  and other  consumer  loans are based on quoted market prices of similar loans sold, adjusted for differences in loan characteristics. Fair values for all other performing loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

     Accrued interest. The carrying amounts of accrued interest receivable and payable approximate fair value.

     Deposits. The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for certificates of deposit and other time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

     Short-term borrowings. The carrying amounts of federal funds purchased and borrowings under repurchase agreements approximate their fair values because of the associated variable interest rates.

     Long-term debt. The fair value of fixed-rate long-term debt is estimated using discounted cash flow analyses based on the Corporation's current incremental borrowing rates for similar types of borrowing arrangements. The fair value of variable-rate long-term debt is estimated at the carrying amount of the debt.

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

The estimated fair values and related carrying or notional amounts of the Corporation's financial instruments at December 31, 2004 and 2003, are as follows:

                                                                                             December 31,
                                                                                             ------------
                                                                                 2004                             2003
                                                                                 ----                             ----
                                                                      Carrying         Estimated         Carrying        Estimated
                                                                       Amount         Fair Value          Amount        Fair Value
                                                                     of Assets         of Assets         of Assets       of Assets
                                                                     (Liabilities)   (Liabilities)     (Liabilities)   (Liabilities)
                                                                     -------------   -------------     -------------   -------------
                                                                                         (Dollars in thousands)

Cash and cash equivalents ..................................        $  26,968         $  26,968         $  41,875         $  41,875
Interest bearing deposits with other banks .................              852               852             1,124             1,124
Securities available-for-sale ..............................           55,471            55,471            64,864            64,864
Securities held-to-maturity ................................            1,925             1,907             2,000             2,155
Other investments ..........................................            2,642             2,642             2,038             2,038
Loans held for sale ........................................           15,090            15,090             8,411             8,411
Loans, net .................................................          389,302           383,625           327,900           328,432
Accrued interest receivable ................................            2,419             2,419             2,186             2,186
Deposits ...................................................         (423,458)         (424,623)         (378,704)         (379,761)
Short-term borrowings ......................................           (6,662)           (6,662)          (17,960)          (17,960)
Long-term debt .............................................          (30,573)          (31,486)          (20,140)          (21,665)
Accrued interest payable ...................................             (691)             (691)             (585)             (585)

Off-balance-sheet commitments
  Loan commitments .........................................        $ (11,644)        $       -         $ (15,501)        $       -
  Unfunded commitments under lines of credit ...............          (43,312)                -           (36,735)                -
  Standby letters of credit ................................           (2,919)                -            (4,489)                -

NOTE 18 - CONTINGENCIES

The Corporation is subject at times to claims and lawsuits arising out of the normal course of business. As of December 31, 2004, no claims or lawsuits were pending or threatened which, in the opinion of management, are likely to have a material effect on the Corporation's consolidated financial statements.


NOTE 19 - REGULATORY MATTERS

The Banks are subject to the dividend restrictions set forth by various banking regulators. Under such restrictions, the national banks may not, without prior approval, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years and the state bank may not declare dividends in excess of the current year's earnings. At December 31, 2004, the dividends that the Banks could declare without the approval of their primary bank regulator amounted to approximately $7,961,000. In addition, dividends paid by the Banks to the Corporation would be prohibited if the effect thereof would cause the Banks' capital to be reduced below applicable minimum capital requirements. The Banks are also restricted by law as to the amount they may lend to any non-depository affiliate, including the Corporation and CRM. Such loans are subject to the requirements of Section 23A of the Federal Reserve Act including a general limitation to not more than 10% of capital and specified ratios of the fair market value of allowable collateral to loan amounts.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes, as of December 31, 2004 and 2003, that the Corporation and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2004, for ONB, for SNB, for FNB, and for BOR, the most recent notifications from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since the notifications that management believes have changed the Banks' categories. The Corporation's and the Banks' actual capital amounts and ratios are also presented in the following table.

                                                                                               Minimum for          Minimum to be
                                                                        Actual               Capital Adequacy     Well Capitalized
                                                                        ------               ----------------     ----------------
                                                                 Amount        Ratio       Amount       Ratio    Amount        Ratio
                                                                 ------        -----       ------       -----    ------        -----
December 31, 2004                                                                         (Dollars in thousands)
     Tier I Capital (to Average Assets)
         Consolidated .......................................    $52,713        10.7%    $19,720        4.0%    $29,580         6.0%
         ONB ................................................     18,037         8.9%      8,118        4.0%     12,177         6.0%
         SNB ................................................     10,540         7.8%      5,379        4.0%      8,068         6.0%
         FNB ................................................      6,202         8.6%      2,872        4.0%      4,308         6.0%
         BOR ................................................      7,426         8.7%      3,413        4.0%      5,120         6.0%

     Tier I Capital (to Risk Weighted Assets)
         Consolidated .......................................    $52,713        13.7%    $15,408        4.0%    $23,112         6.0%
         ONB ................................................     18,037        12.0%      6,037        4.0%      9,055         6.0%
         SNB ................................................     10,540         9.5%      4,459        4.0%      6,688         6.0%
         FNB ................................................      6,202         9.6%      2,573        4.0%      3,859         6.0%
         BOR ................................................      7,426        13.0%      2,292        4.0%      3,437         6.0%

     Total Capital (to Risk Weighted Assets)
         Consolidated .......................................    $57,060        14.8%    $20,816        8.0%    $38,520        10.0%
         ONB ................................................     19,763        13.1%     12,074        8.0%     15,092        10.0%
         SNB ................................................     11,714        10.5%      8,917        8.0%     11,146        10.0%
         FNB ................................................      6,781        10.5%      5,146        8.0%      6,432        10.0%
         BOR ................................................      7,914        13.8%      4,583        8.0%      5,729        10.0%

December 31, 2003
     Tier I Capital (to Average Assets)
         Consolidated .......................................    $40,380         9.1%    $17,709        4.0%    $26,564         6.0%
         ONB ................................................     16,285         9.1%      7,125        4.0%     10,688         6.0%
         SNB ................................................      9,058         7.6%      4,741        4.0%      7,111         6.0%
         FNB ................................................      5,047         8.9%      2,266        4.0%      3,399         6.0%
         BOR ................................................      6,906         8.2%      3,377        4.0%      5,065         6.0%

     Tier I Capital (to Risk Weighted Assets)
         Consolidated .......................................    $40,380        12.0%    $13,473        4.0%    $20,210         6.0%
         ONB ................................................     16,285        12.5%      5,213        4.0%      7,820         6.0%
         SNB ................................................      9,058         9.0%      4,015        4.0%      6,022         6.0%
         FNB ................................................      5,047         9.9%      2,042        4.0%      3,063         6.0%
         BOR ................................................      6,906        14.4%      1,921        4.0%      2,881         6.0%

     Total Capital (to Risk Weighted Assets)
         Consolidated .......................................    $44,385        13.2%    $26,947        8.0%    $33,684        10.0%
         ONB ................................................     17,916        13.8%     10,427        8.0%     13,034        10.0%
         SNB ................................................     10,313        10.3%      8,030        8.0%     10,037        10.0%
         FNB ................................................      5,591        11.0%      4,083        8.0%      5,104        10.0%
         BOR ................................................      7,338        15.3%      3,841        8.0%      4,802        10.0%

The mortgage brokerage subsidiary is subject to a minimum regulatory adjusted net worth requirement to maintain its certification as a HUD-approved Title II Loan Correspondent. Certain investor and warehouse credit line agreements require that the mortgage subsidiary maintain its HUD certification. Accordingly, failure to maintain the minimum regulatory adjusted net worth could result in a significant limitation of the mortgage subsidiary's ability to originate, fund or sell loans, and therefore could have a direct, material adverse effect on its business and the Corporation's consolidated financial statements.

CRM's actual regulatory adjusted net worth and the minimum amount required by HUD were as follows:


                                                       December 31,
                                                       ------------
                                                 2004                2003
                                                 ----                ----
                                                  (Dollars in thousands)

Actual adjusted net worth ..................    $ 1,161            $ 1,502
Minimum required ...........................         63                 63

HUD regulations require that 20%, up to a maximum of $100,000, of the adjusted net worth amount be held in liquid assets. CRM's liquid assets for regulatory purposes totaled $1,331,000 and $1,310,000, respectively, as of December, 31, 2004 and 2003.


NOTE 20 - CONDENSED FINANCIAL STATEMENTS

Presented below are the condensed financial statements for Community Bankshares, Inc. (Parent Company only):

COMMUNITY BANKSHARES, INC. (PARENT COMPANY ONLY)


                                                                  December 31,
                                                                  ------------
                                                                2004        2003
                                                                ----        ----
                                                          (Dollars in thousands)
Condensed Balance Sheets
     Assets
        Cash .............................................    $ 3,991    $ 1,340
        Investment in banking subsidiaries ...............     48,598     44,082
        Investment in nonbanking subsidiary ..............      1,471      1,502
        Securities available-for-sale, at fair value .....         96         96
        Loans to nonbanking subsidiary ...................      4,883          -
        Premises and equipment - net .....................      1,037      1,009
        Goodwill .........................................        921        921
        Other assets .....................................         96        179
                                                              -------    -------
           Total assets ..................................    $61,093    $49,129
                                                              =======    =======
     Liabilities
        Short-term borrowings ............................    $     -    $   635
        Long-term debt ...................................     10,310          -
        Other liabilities ................................        756        424
     Shareholders' equity ................................     50,027     48,070
                                                              -------    -------
           Total liabilities and shareholders' equity ....    $61,093    $49,129
                                                              =======    =======

                                                                                                   Years Ended December 31,
                                                                                                   ------------------------
                                                                                              2004            2003            2002
                                                                                              ----            ----            ----
                                                                                                   (Dollars in thousands)
Condensed Statements of Income
     Income
        Management fees from subsidiaries ..........................................        $ 2,286         $ 2,066         $ 1,725
        Dividends received from banking subsidiaries ...............................          2,679           1,741           1,550
        Interest income ............................................................            180              17              32
        Other income ...............................................................             16              11              11
                                                                                            -------         -------         -------
           Total income ............................................................          5,161           3,835           3,318
                                                                                            -------         -------         -------
     Expenses
        Salaries and employee benefits .............................................          1,397           1,373           1,159
        Premises and equipment .....................................................            628             435             217
        Supplies ...................................................................            109              92              79
        Directors' fees ............................................................             53              49              24
        Interest expense ...........................................................            408               9               -
        Other expenses .............................................................            918             701             541
                                                                                            -------         -------         -------
           Total expenses ..........................................................          3,513           2,659           2,020
                                                                                            -------         -------         -------
     Income before income taxes and equity in
        undistributed earnings of subsidiaries .....................................          1,648           1,176           1,298
     Income tax (benefit) ..........................................................           (364)           (192)            (91)
     Equity in undistributed earnings of banking subsidiaries ......................          1,664           3,725           3,566
     Equity in undistributed earnings (loss) of nonbanking subsidiary ..............           (467)            542             446
                                                                                            -------         -------         -------
     Net income ....................................................................        $ 3,209         $ 5,635         $ 5,401
                                                                                            =======         =======         =======

                                                                                                   Years Ended December 31,
                                                                                                   ------------------------
                                                                                            2004             2003             2002
                                                                                            ----             ----             ----
                                                                                                    (Dollars in thousands)
Condensed Statements of Cash Flows
     Operating activities
        Net income ..............................................................        $  3,209         $  5,635         $  5,401
           Adjustments to reconcile net income to net
               cash provided by operating activities
                  Equity in undistributed earnings
                    of subsidiaries .............................................          (1,197)          (4,267)          (4,012)
                  Depreciation and amortization .................................             332              205              130
                  Loss on disposal of premises and equipment ....................               -                9                -
                  Decrease (increase) in other assets ...........................              83              225              (84)
                  Increase in other liabilities .................................             332              268               37
                                                                                         --------         --------         --------
                    Net cash provided by
                       operating activities .....................................           2,759            2,075            1,472
                                                                                         --------         --------         --------
     Investing activities
        Purchase of securities available-for-sale ...............................               -              (46)               -
        Net increase in loans to nonbanking subsidiaries ........................          (4,883)               -                -
        Investment in Bank of Ridgeway ..........................................               -                -             (621)
        Investment in SCB Capital Trust .........................................            (310)               -                -
        Investments in banking subsidiaries .....................................          (3,000)               -                -
        Investment in nonbanking subsidiary .....................................            (126)               -                -
        Purchases of premises and equipment .....................................            (360)            (794)            (182)
                                                                                         --------         --------         --------
                    Net cash used by investing activities .......................          (8,679)            (840)            (803)
                                                                                         --------         --------         --------
     Financing activities
        (Decrease) increase in short-term borrowings, net .......................            (635)             635                -
        Proceeds of issuing long-term debt ......................................          10,310                -                -
        Issuance costs of common stock in business combinations .................               -                -             (178)
        Exercise of stock options ...............................................             640              312               40
        Cash dividends paid .....................................................          (1,744)          (1,554)          (1,218)
                                                                                         --------         --------         --------
                    Net cash provided (used) by financing activities ............           8,571             (607)          (1,356)
                                                                                         --------         --------         --------
     Increase (decrease) in cash and cash equivalents ...........................           2,651              628             (687)
     Cash and cash equivalents, beginning .......................................           1,340              712            1,399
                                                                                         --------         --------         --------
     Cash and cash equivalents, ending ..........................................        $  3,991         $  1,340         $    712
                                                                                         ========         ========         ========

NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                 Years Ended December 31,
                                                                                 ------------------------
                                                                       2004                                    2003
                                                                       ----                                    ----
                                                    Fourth       Third    Second    First     Fourth       Third    Second    First
                                                    Quarter     Quarter   Quarter   Quarter   Quarter    Quarter   Quarter   Quarter
                                                    -------     -------   -------   -------   -------    -------   -------   -------
                                                                       (Dollars in thousands, except per share)

Interest and dividend income ...................   $ 6,785    $ 6,253   $ 5,928    $ 5,908    $ 5,979   $ 6,155   $ 6,285    $ 5,849
Interest expense ...............................     1,972      1,757     1,662      1,640      1,705     1,894     1,960      2,001
                                                   -------    -------   -------    -------    -------   -------   -------    -------

Net interest income ............................     4,813      4,496     4,266      4,268      4,274     4,261     4,325      3,848
Provision for loan losses ......................     2,963      1,648       258        233        344       232       279        264
                                                   -------    -------   -------    -------    -------   -------   -------    -------

Net interest income after provision ............     1,850      2,848     4,008      4,035      3,930     4,029     4,046      3,584
Noninterest income .............................     1,581      1,839     1,932      1,850      1,971     2,523     2,374      2,509
Gains (losses) on sales of securities ..........        71         10        (1)        (4)         -         -      (298)        46
Noninterest expense ............................     3,705      3,826     3,775      3,733      3,870     4,109     4,218      3,735
                                                   -------    -------   -------    -------    -------   -------   -------    -------

Income (loss) before income taxes ..............      (203)       871     2,164      2,148      2,031     2,443     1,904      2,404
Provision for income taxes .....................       (67)       306       769        763        734       871       719        823
                                                   -------    -------   -------    -------    -------   -------   -------    -------

Net income (loss) ..............................   $  (136)   $   565   $ 1,395    $ 1,385    $ 1,297   $ 1,572   $ 1,185    $ 1,581
                                                   =======    =======   =======    =======    =======   =======   =======    =======

Earnings (loss) per share
   Basic .......................................   $ (0.03)   $  0.13   $  0.32    $  0.32    $  0.31   $  0.36   $  0.27    $  0.37
   Diluted .....................................     (0.03)      0.12      0.31       0.31       0.29      0.35      0.27       0.36


In the third quarter of 2004, management became aware of possible problems regarding several large commercial loans. In most cases, the loans were single payment term loans and management decided to seek collection as the loans became due contractually. Using the information available at the end of third quarter, management increased the provision for loan losses to raise the allowance for loan losses to cover its estimate of possible future losses on these loans as well as the overall portfolio. During the fourth quarter, most of these loans became delinquent and management pursued legal options which resulted in some loan payoffs. As of December 31, 2004, management charged off most of the balances of the remaining problem loans. This action resulted in a further significant increase in the provision for loan losses in the fourth quarter to replenish the allowance for loan losses to an amount estimated by management to be adequate for the portfolio as a whole as of year end.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no disagreements with or changes in accountants.

Item 9A. Controls and Procedures

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Corporation's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Corporation's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this annual report, were effective.

         No disclosure is required under 17 C.F.R. Section 229.308 (a) or (b). There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

No information required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 was not so disclosed.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information set forth under the captions "Management - Directors," "Management - Executive Officers," "Management - Committees of the Board of Directors - Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in conjunction with the 2005 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

         Phil P. Leventis (age 59) has served as a director of the Corporation since 1996. His term as a director will expire at the 2005 annual meeting of shareholders and he has chosen not to be nominated for another term. Mr. Leventis is President and Chief Executive Officer of Dixie Central Distributing Co., Inc., a wholesale beverage distributor. He is also a member of the South Carolina State Senate. Mr. Leventis has also served as Chairman of the Board of Directors of Sumter National Bank since June 1996.

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

Item 11.  Executive Compensation

         With the exception of the information set forth under the captions "Board Report on Executive Officer Compensation" and "Shareholder Return Performance Graph", which information is not incorporated herein by reference, the information set forth under the caption "Management Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.


         Equity Compensation Plan Information. The following table sets forth aggregated information as of December 31, 2004 about all of the Corporation's compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance.


                                                                                                        Number of securities
                                                                                                       remaining available for
                                            Number of securities to be        Weighted average           future issuance under
                                              issued upon exercise of          exercise price of       equity compensation plans
                                                outstanding options           outstanding options,      (excluding securities
                                                warrants and rights           warrants and rights       reflected in column (a))
Stock option plan                                      (a)                            (b)                          (c)
                                                -------------------           -------------------       ------------------------

Equity compensation plans
 approved by security holders .............          482,817                        $14.14                        302,783

Equity compensation plans
 not approved by security holders .........               NA                            NA                             NA
                                                     -------                         ------                       -------

Total .....................................          482,817                        $14.14                        302,783
                                                     =======                        ======                        =======


The Corporation's 1997 Stock Option Plan, and issuance of up to 785,600 shares under that plan, have previously been approved by shareholders.


Item 13.  Certain Relationships and Related Transactions

         The information set forth under the caption "Certain  Relationships and
Related   Transactions"  in  the  Proxy  Statement  is  incorporated  herein  by reference.

Item 14. Principal Accountant Fees and Services

         The information set forth under the caption "Independent Public Accountants - Fees Billed by Independent Auditors" and "- Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors" in the Proxy Statement is incorporated herein by reference.


Item 15.  Exhibits and Financial Statement Schedules

(a) (1) All financial statements:

Consolidated Balance Sheets, December 31, 2004 and 2003
Consolidated Statements of Income, Years Ended December 31, 2004, 2003 and 2002 Consolidated Statements of Changes in Shareholders' Equity, Years Ended
     December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows, Years Ended December 31, 2004, 2003
     and 2002
Notes to Consolidated Financial Statements

(2) Financial statement schedules:

Quarterly Data for 2004 and 2003

(3)
Exhibit No.            Description
(from item 601 of
S-K)

         3.1           Articles  of  Incorporation,  as  amended  (incorporated  by  reference  to exhibits filed in the  Registrant's  Form 10-QSB for the quarter ended
                            September 30, 1997).
         3.2           Bylaws,  as amended  (incorporated  by reference to Registrant's  Form 8-K, filed February 4, 2005).
          4            Stock  certificate  (incorporated  by  reference  to exhibits  filed in the
                            Registrant's  Registration  Statement on Form S-2, filed September 11,
                            1995, Commission File No. 33-96746).
        10.1           1997 Stock Option Plan, as amended  (incorporated  by reference to exhibits to Registrant's Form S-8 (File No. 333-118119)).
        10.2           Lease for site of Florence  National  Bank  (incorporated  by  reference  to
                            Registrant's Form 10-K for the year ended December 31, 1999).
        10.3           Change of Control  Agreements  between the Registrant and each of William W.
                            Traynham and Michael A. Wolfe (incorporated by reference to exhibits to
                            Registrant's Form 10-QSB for the quarter ended June 30, 1999).
        10.4           Warehouse  Credit and Security  Agreement,  dated October 5, 2004,  between
                            Community Resource Mortgage, Inc. and Branch Bank and Trust Company.
        10.5           Guaranty,  dated October 5, 2004, by Registrant of obligations of Community
                            Resource Mortgage, Inc. to Branch Bank and Trust Company.
        10.6           Indenture,  dated as of March 1, 2004,  between  Registrant and Wells Fargo
                            Bank,  National  Association  (incorporated  by  reference to exhibits filed with  Registrant's  Form 10-Q for the  quarter  ended  March 31,
                            2004 ("First Quarter 2004 Form 10-Q").



        10.7           Amended and Restated  Declaration of Trust,  dated March 10, 2004, among the
                            Trustees  and  Administrators  named  therein and SCB  Capital  Trust I
                            (incorporated by reference to the First Quarter 2004 Form 10-Q).
        10.8           Guaranty  Agreement,  dated as of March 10, 2004,  between  Registrant  and
                            Wells Fargo Bank, National  Association  (incorporated by reference to the First Quarter 2004 Form 10-Q).
        10.9           Employment  Agreement between Community  Resource Mortgage Inc. and A. Wade
                            Douroux   (incorporated   by  reference  to  exhibits   filed  in  the
                            Registrant's Form S-4, Commission File No. 333-819000).
        10.10          Form of  Employment  Agreement  between  the  Corporation  and  William  A.
                            Harwell   (incorporated   by  reference  to  exhibits   filed  in  the
                            Registrant's Form S-4, Commission File No. 333-819000).
        10.11          Form of Employment Agreement between the Corporation and Samuel L. Erwin.
        10.12          Form of Employment  Agreement  between the  Corporation and each of William
                            W. Traynham, Michael A Wolfe, Robert B. Smith, and Keith W. Buckhouse.
         21            Subsidiaries of the registrant
         23            Consent of J. W. Hunt and Company, LLP
        31.1           Rule 13a-14(a) / 15d-14(a) Certifications of Chief Executive Officer
        31.2           Rule 13a-14(a) / 15d-14(a) Certifications of Chief Financial Officer
         32            18 U.S.C. Section 1350 Certifications

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                           DATED: March 28, 2005

By:  s/ Samuel L. Erwin
   --------------------------------
Chief Executive Officer


By  s/ William W. Traynham, Jr.
  ----------------------------------
Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


s/ E. J. Ayers, Jr.                              Date: March 28, 2005
---------------------------------
E. J. Ayers, Jr., Director

s/ Alvis J. Bynum                                Date: March 28, 2005
---------------------------------
Alvis J. Bynum, Director


s/ Martha Rose C. Carson                         Date: March 28, 2005
---------------------------------
Martha Rose C. Carson, Director


s/ Anna O. Dantzler                              Date: March 28, 2005
---------------------------------
Anna O. Dantzler, Director


s/ Thomas B. Edmunds                             Date: March 28, 2005
---------------------------------
Thomas B. Edmunds, Director


s/Samuel L. Erwin                                 Date: March 28, 2005
----------------------------------
Samuel L. Erwin, Director


s/J. M. Guthrie                                  Date: March 28, 2005
---------------------------------
J. M. Guthrie, Director


s/Richard L. Havekost                            Date: March 28, 2005
---------------------------------
Richard L. Havekost, Director


s/ Phil P. Leventis                              Date: March 28, 2005
---------------------------------
Phil P. Leventis, Director


s/John V. Nicholson                              Date: March 28, 2005
---------------------------------
John V. Nicholson, Director


s/ Samuel F. Reid, Jr.                           Date: March 28, 2005
---------------------------------
Samuel F. Reid, Jr., Director


s/ J. Otto Warren, Jr.                           Date: March 28, 2005
---------------------------------
J. Otto Warren, Jr., Director


s/Wm. Reynolds Williams                          Date: March 28, 2005
---------------------------------
Wm. Reynolds Williams, II, Director

                                  EXHIBIT INDEX


Exhibit No.            Description
(from item 601 of
S-K)

         3.1           Articles  of  Incorporation,  as  amended  (incorporated  by  reference  to exhibits filed in the  Registrant's  Form 10-QSB for the quarter ended
                            September 30, 1997).
         3.2           Bylaws,  as amended  (incorporated  by reference to Registrant's  Form 8-K, filed February 4, 2005).
          4            Stock  certificate  (incorporated  by  reference  to exhibits  filed in the
                            Registrant's  Registration  Statement on Form S-2, filed September 11,
                            1995, Commission File No. 33-96746).
        10.1           1997 Stock Option Plan, as amended  (incorporated  by reference to exhibits to Registrant's Form S-8 (File No. 333-118119)).
        10.2           Lease for site of Florence  National  Bank  (incorporated  by  reference  to
                            Registrant's Form 10-K for the year ended December 31, 1999).
        10.3           Change of Control  Agreements  between the Registrant and each of William W.
                            Traynham and Michael A. Wolfe (incorporated by reference to exhibits to
                            Registrant's Form 10-QSB for the quarter ended June 30, 1999).
        10.4           Warehouse  Credit and Security  Agreement,  dated October 5, 2004,  between
                            Community Resource Mortgage, Inc. and Branch Bank and Trust Company.
        10.5           Guaranty,  dated October 5, 2004, by Registrant of obligations of Community
                            Resource Mortgage, Inc. to Branch Bank and Trust Company.
        10.6           Indenture,  dated as of March 1, 2004,  between  Registrant and Wells Fargo
                            Bank,  National  Association  (incorporated  by  reference to exhibits filed with  Registrant's  Form 10-Q for the  quarter  ended  March 31,
                            2004 ("First Quarter 2004 Form 10-Q").
        10.7           Amended and Restated  Declaration of Trust,  dated March 10, 2004, among the
                            Trustees  and  Administrators  named  therein and SCB  Capital  Trust I
                            (incorporated by reference to the First Quarter 2004 Form 10-Q).
        10.8           Guaranty  Agreement,  dated as of March 10, 2004,  between  Registrant  and
                            Wells Fargo Bank, National  Association  (incorporated by reference to the First Quarter 2004 Form 10-Q).
        10.9           Employment  Agreement between Community  Resource Mortgage Inc. and A. Wade
                            Douroux   (incorporated   by  reference  to  exhibits   filed  in  the
                            Registrant's Form S-4, Commission File No. 333-819000).
        10.10          Form of  Employment  Agreement  between  the  Corporation  and  William  A.
                            Harwell   (incorporated   by  reference  to  exhibits   filed  in  the
                            Registrant's Form S-4, Commission File No. 333-819000).
        10.11          Form of Employment Agreement between the Corporation and Samuel L. Erwin.
        10.12          Form of Employment  Agreement  between the  Corporation and each of William
                            W. Traynham, Michael A Wolfe, Robert B. Smith, and Keith W. Buckhouse.
         21            Subsidiaries of the registrant
         23            Consent of J. W. Hunt and Company, LLP
        31.1           Rule 13a-14(a) / 15d-14(a) Certifications of Chief Executive Officer
        31.2           Rule 13a-14(a) / 15d-14(a) Certifications of Chief Financial Officer
         32            18 U.S.C. Section 1350 Certifications