Form 10-Q
period 2005-03-31
COMMUNITY BANKSHARES INC /SC/
filed 2005-05-13
CIK 894508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2005      Commission File No. 000-22054


                           COMMUNITY BANKSHARES, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         South Carolina                                    57-0966962
---------------------------                    ---------------------------------
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

         Yes [ ] No [X]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value, 4,404,303 shares outstanding on May 3, 2005.

                           COMMUNITY BANKSHARES, INC.

                                    FORM 10-Q

                                      Index

                                                                            Page
PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets .....................................  3
            Consolidated Statements of Income ...............................  4
            Consolidated Statements of Changes in Shareholders' Equity ......  5
            Consolidated Statements of Cash Flows ...........................  6
            Notes to Unaudited Consolidated Financial Statements ............  7

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations ................   9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk .....  18

Item 4.     Controls and Procedures ........................................  19

PART II -   OTHER INFORMATION

Item 6.     Exhibits .......................................................  20

SIGNATURES .................................................................  21

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheets

                                                                                                      (Unaudited)
                                                                                                        March 31,       December 31,
                                                                                                          2005             2004
                                                                                                          -----            ----
                                                                                                         (Dollars in thousands)
Assets
     Cash and due from banks .................................................................          $ 16,866           $ 14,397
     Federal funds sold ......................................................................            11,865             12,571
                                                                                                        --------           --------
            Total cash and cash equivalents ..................................................            28,731             26,968
     Interest-bearing deposits with other banks ..............................................               543                852
     Securities available-for-sale ...........................................................            51,894             55,471
     Securities held-to-maturity (estimated fair value $1,875 for 2005
          and $1,907 for 2004) ...............................................................             1,925              1,925
     Other investments .......................................................................             2,858              2,642
     Loans held for sale .....................................................................            16,116             15,090
     Loans receivable ........................................................................           406,049            393,649
         Less, allowance for loan losses .....................................................            (4,722)            (4,347)
                                                                                                        --------           --------
            Net loans ........................................................................           401,327            389,302
     Premises and equipment - net ............................................................             7,728              7,739
     Accrued interest receivable .............................................................             2,484              2,419
     Net deferred income tax assets ..........................................................               831                599
     Goodwill ................................................................................             4,321              4,321
     Core deposit intangible assets ..........................................................             3,022              3,083
     Prepaid expenses and other assets .......................................................             1,289              1,966
                                                                                                        --------           --------

            Total assets .....................................................................          $523,069           $512,377
                                                                                                        ========           ========

Liabilities
     Deposits
         Non-interest bearing ................................................................          $ 65,013            $67,046
         Interest-bearing ....................................................................           365,053            356,412
                                                                                                        --------           --------
            Total deposits ...................................................................           430,066            423,458
     Short-term borrowings ...................................................................             6,830              6,662
     Long-term debt ..........................................................................            33,571             30,573
     Accrued interest payable ................................................................               865                691
     Accrued expenses and other liabilities ..................................................             1,003                966
                                                                                                        --------           --------
            Total liabilities ................................................................           472,335            462,350
                                                                                                        --------           --------

Shareholders' equity
     Common stock - no par value; 12,000,000 shares authorized; issued and outstanding - 4,403,016 for 2005 and
         4,390,784 for 2004 ..................................................................            30,182             30,042
     Retained earnings .......................................................................            20,996             20,075
     Accumulated other comprehensive income (loss) ...........................................              (444)               (90)
                                                                                                        --------           --------
            Total shareholders' equity .......................................................            50,734             50,027
                                                                                                        --------           --------

            Total liabilities and shareholders' equity .......................................          $523,069           $512,377
                                                                                                        ========           ========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Income

                                                               (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                                ---------
                                                            2005         2004
                                                            -----        ----
                                                          (Dollars in thousands,
                                                           except per share)
Interest and dividend income
     Loans, including fees ...........................     $ 6,614      $ 5,331
     Interest-bearing deposits with other banks ......           8            4
     Debt securities .................................         437          496
     Dividends .......................................          24           19
     Federal funds sold ..............................          68           58
                                                           -------      -------
         Total interest and dividend income ..........       7,151        5,908
                                                           -------      -------

Interest expense
     Deposits
     Time deposits $100M and over ....................         527          313
     Other deposits ..................................       1,208          919
                                                           -------      -------
         Total interest expense on deposits ..........       1,735        1,232
     Short-term borrowings ...........................          43          105
     Long-term debt ..................................         438          303
                                                           -------      -------
         Total interest expense ......................       2,216        1,640
                                                           -------      -------

Net interest income ..................................       4,935        4,268
Provision for loan losses ............................         450          233
                                                           -------      -------
Net interest income after provision ..................       4,485        4,035
                                                           -------      -------

Noninterest income
     Service charges on deposit accounts .............         762          845
     Mortgage brokerage income .......................         794          749
     Net securities gains or (losses) ................         (10)          (4)
     Other ...........................................         221          256
                                                           -------      -------
         Total noninterest income ....................       1,767        1,846
                                                           -------      -------

Noninterest expenses
     Salaries and employee benefits ..................       2,278        2,111
     Premises and equipment ..........................         535          491
     Other ...........................................       1,306        1,131
                                                           -------      -------
         Total noninterest expenses ..................       4,119        3,733
                                                           -------      -------

Income before income taxes ...........................       2,133        2,148
Income tax expense ...................................         773          763
                                                           -------      -------
Net income ...........................................     $ 1,360      $ 1,385
                                                           =======      =======

Per share
     Net income ......................................     $  0.31      $  0.32
     Net income - diluted ............................        0.30         0.31
     Cash dividends declared .........................        0.10         0.10



See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Changes in Shareholders' Equity

                                                                          (Unaudited)

                                                                            Common Stock                    Accumulated
                                                                            ------------                       Other
                                                                     Number of                  Retained   Comprehensive
                                                                      Shares       Amount       Earnings    Income (Loss)   Total
                                                                      ------       ------       --------    -------------   -----
                                                                                 (Dollars in thousands, except per share)

Balance, January 1, 2004 .......................................    4,331,460    $  29,402    $  18,610     $      58     $  48,070
                                                                                                                          ---------
Comprehensive income
    Net income .................................................            -            -        1,385             -         1,385
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $171 ...........            -            -            -           304           304
    Reclassification adjustment for losses (gains)
      realized in income, net of income taxes of $1 ............            -            -            -             3             3
                                                                                                                          ---------
    Total other comprehensive income ...........................            -            -            -             -           307
                                                                                                                          ---------
    Total comprehensive income .................................            -            -            -             -         1,692
                                                                                                                          ---------
Exercise of employee stock options .............................        4,652           45            -             -            45
Cash dividends declared, $.10 per share ........................            -            -         (433)            -          (433)
                                                                    ---------    ---------    ---------     ---------     ---------
Balance, March 31, 2004 ........................................    4,336,112    $  29,447    $  19,562     $     365     $  49,374
                                                                    =========    =========    =========     =========     =========

Balance, January 1, 2005 .......................................    4,390,784    $  30,042    $  20,075     $     (90)    $  50,027
                                                                                                                          ---------
Comprehensive income
    Net income .................................................            -            -        1,360             -         1,360
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $203 ...........            -            -            -          (361)         (361)
    Reclassification adjustment for losses (gains)
      realized in income, net of income taxes of $3 ............            -            -            -             7             7
                                                                                                                          ---------
    Total other comprehensive income (loss) ....................            -            -            -             -          (354)
                                                                                                                          ---------
    Total comprehensive income .................................            -            -            -             -         1,006
                                                                                                                          ---------
Exercise of employee stock options .............................       12,232          140            -             -           140
Cash dividends declared, $.10 per share ........................            -            -         (439)            -          (439)
                                                                    ---------    ---------    ---------     ---------     ---------
Balance, March 31, 2005 ........................................    4,403,016    $  30,182    $  20,996     $    (444)    $  50,734
                                                                    =========    =========    =========     =========     =========











See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Cash Flows

                                                                                                                (Unaudited)
                                                                                                           Three Months Ended
                                                                                                                 March 31,
                                                                                                                 ---------
                                                                                                           2005              2004
                                                                                                           -----             ----
                                                                                                            (Dollars in thousands)
Operating activities
     Net income ............................................................................           $  1,360            $  1,385
     Adjustments to reconcile net income to net
         cash provided (used) by operating activities
            Depreciation and amortization ..................................................                286                 283
            Net amortization of securities .................................................                 32                  71
            Provision for loan losses ......................................................                450                 233
            Net securities losses ..........................................................                 10                   4
            Proceeds of sales of loans held for sale .......................................             43,781              37,663
            Originations of loans held for sale ............................................            (44,807)            (41,752)
            (Increase) decrease in accrued interest receivable .............................                (65)                 67
            Decrease (increase) in other assets ............................................                652                (633)
            Gains on sales of other real estate ............................................                  -                  (9)
            Increase in accrued interest payable ...........................................                174                  90
            Increase in other liabilities ..................................................                 30                 238
                                                                                                       --------            --------
                Net cash provided (used) by operating activities ...........................              1,903              (2,360)
                                                                                                       --------            --------

Investing activities
     Net decrease in interest-bearing deposits with other banks ............................                309                  51
     Purchases of available-for-sale securities ............................................             (3,500)            (10,739)
     Maturities, calls and paydowns of available-for-sale securities .......................              2,069              11,979
     Proceeds of sales of available-for-sale securities ....................................              4,412               7,927
     Purchases of other investments ........................................................               (216)                  -
     Net increase in loans made to customers ...............................................            (12,475)             (7,084)
     Purchases of premises and equipment ...................................................               (214)               (133)
     Proceeds from sales of other real estate ..............................................                  -                  59
                                                                                                       --------            --------
                Net cash (used) provided by investing activities ...........................             (9,615)              2,060
                                                                                                       --------            --------

Financing activities
     Net increase (decrease) in deposits ...................................................              6,608             (11,099)
     Net increase (decrease) in short-term borrowings ......................................                168              (4,950)
     Proceeds from issuing long-term debt ..................................................              2,998              10,310
     Exercise of employee stock options ....................................................                140                  45
     Cash dividends paid ...................................................................               (439)               (433)
                                                                                                       --------            --------
                Net cash provided (used) by financing activities ...........................              9,475              (6,127)
                                                                                                       --------            --------
Increase (decrease) in cash and cash equivalents ...........................................              1,763              (6,427)
Cash and cash equivalents, beginning of period .............................................             26,968              41,875
                                                                                                       --------            --------
Cash and cash equivalents, end of period ...................................................           $ 28,731            $ 35,448
                                                                                                       ========            ========

Supplemental disclosures of cash flow information
     Cash payments for interest ............................................................           $  2,042            $  1,550
                                                                                                       ========            ========
     Cash payments for income taxes ........................................................           $      -            $    179
                                                                                                       ========            ========

Supplemental disclosures of non-cash investing activities
     Transfers of loans receivable to other real estate ....................................           $      -            $     11
                                                                                                       ========            ========

See accompanying notes to unaudited consolidated financial statements.

Notes to Unaudited Consolidated Financial Statements

Accounting Principles - A summary of significant accounting policies and the audited financial statements for 2004 are included in Community Bankshares, Inc.'s (the "Company" or "CBI") Annual Report on Form 10-K for the year ended December 31, 2004.

Management Opinion - The interim financial statements in this report are unaudited. In the opinion of management, all the adjustments necessary to present a fair statement of the results for the interim period have been made. Such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 2004 Annual Report on Form 10-K.

Nonperforming Loans - As of March 31, 2005, there were $5,059,000 in nonaccrual loans and $353,000 in loans 90 or more days past due and still accruing interest.

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

                                                               (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                                ---------
                                                          2005            2004
                                                          ----            ----
                                                       (Dollars in thousands,
                                                       except per share amounts)

Net income per share, basic
  Numerator - net income ...........................   $    1,360     $    1,385
                                                       ==========     ==========
  Denominator
    Weighted average common shares
     issued and outstanding ........................    4,394,078      4,333,718
                                                        =========      =========

          Net income per share, basic ..............   $      .31     $      .32
                                                       ==========     ==========

Net income per share, assuming dilution
  Numerator - net income ...........................   $    1,360     $    1,385
                                                       ==========     ==========
  Denominator
    Weighted average common shares
     issued and outstanding ........................    4,394,078      4,333,718
  Effect of dilutive stock options .................      102,720        142,560
                                                       ----------     ----------
          Total shares .............................    4,496,798      4,476,278
                                                       ==========     ==========
          Net income per share, assuming dilution ..   $      .30     $      .31
                                                       ==========     ==========


Stock Based  Compensation  - On April 14,  2005,  the  Securities  and  Exchange
Commission adopted a rule amending the compliance date for the adoption of Statement of Accounting Standards No. 123(R) until the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. The Company has elected to continue using the methodology of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," to account for compensation expenses related to stock-based compensation. Options issued under the Company's plans have no intrinsic value at the grant date and no compensation cost is recognized in accordance with APB No. 25. Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," requires entities to provide pro forma disclosures of net income, and earnings per share, as if the fair value based method of accounting promulgated by that standard had been applied. The Company has adopted and intends to continue using the disclosure provisions of SFAS No. 123, as amended, until the required adoption of the provisions of SFAS 123(R) on January 1, 2006. Had compensation cost for the Company's stock option plan been determined based on the fair value as of the grant dates for awards under the plans consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                              (Unaudited)
                                                            Three Months Ended
                                                                March 31,
                                                                ---------
                                                            2005           2004
                                                            ----           ----
                                                        (Dollars in thousands,
                                                      except per share amounts)

Net income, as reported ............................     $   1,360     $   1,385
Deduct:  Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of any related tax effects ...............            83           214
                                                         ---------     ---------
Pro forma net income ...............................     $   1,277     $   1,171
                                                         =========     =========

Net income per share, basic
      As reported ..................................     $    0.31     $    0.32
      Pro forma ....................................          0.29          0.27
Net income per share, assuming dilution
      As reported ..................................     $    0.30     $    0.31
      Pro forma ....................................          0.28          0.26

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         Statements included in this report which are not historical in nature are intended to be, and are hereby identified as `forward-looking statements' for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use the of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs, estimates and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs, estimates or projections will result or be achieved or accomplished. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's recent and continuing expansion, its future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, and adequacy of the allowance for loan losses, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

References to our Website Address

         References to our website address throughout this Quarterly Report on Form 10-Q and in any documents incorporated into this Form 10-Q by reference are for informational purposes only, or to fulfill specific disclosure requirements of the Securities and Exchange Commission's rules or the American Stock Exchange listing standards. These references are not intended to, and do not, incorporate the contents of our website by reference into this Form 10-Q or the accompanying materials.

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

         CBI is a holding company for four community banks and a mortgage company and, as a financial institution, believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the sections "Allowance for Loan Losses" and "Provision for Loan Losses" in the Annual Report on Form 10-K for 2004 for a detailed description of CBI's estimation process and methodology related to the allowance for loan losses.


RESULTS OF OPERATIONS

Earnings Performance

         For the quarter ended March 31, 2005, CBI earned consolidated net income of $1,360,000, compared with $1,385,000 for the comparable period of 2004. This represents a decrease of $25,000 or 1.8%. Basic earnings per share were $.31 in the 2005 period, compared with $.32 for the 2004 quarter. Diluted earnings per share were $.30 for the 2005 period and $.31 for the 2004 period.

         Operating results for the first quarter of 2005 were affected by increased net interest income resulting from both higher average amounts of loans and higher rates earned by those assets, which was partially offset by higher interest expenses associated mainly with interest bearing transaction accounts and time deposits. The Federal Reserve's Open Market Committee (the "Committee") continued to raise the federal funds rates throughout the 2005 first quarter. It is expected that such actions will continue until the Committee is satisfied that inflation does not pose a significant threat to the economy. The principal effects of those rate increases has been to increase market rates of interest in the short-to-medium term range, while longer term interest rates have been affected to a lesser degree. For example, since the Committee initiated its actions in June of 2004, the Prime Rate, the short-term rate that banks charge to their most credit-worthy customers, has increased by 175 basis points to 5.75%, rates on one-year treasuries have risen by 118 basis points and rates on 20 year Treasury securities have fallen by 56 basis points. Similarly, rates for conventional mortgages have fallen by 36 basis ponts over the same time period. For the Company, these changes in interest rates generally result in increases in rates associated with new and pre-existing variable rate loans, increased rates charged for new and renewed loans, and higher rates realized for federal funds sold and new investments in securities. Also, since the Company's funding sources are generally short-term deposits, rates associated with those sources, as well as any short-term borrowings, are subject to increases, as well.

         Also, the results for the 2005 period were affected adversely by continuing reevaluation of the Company's allowance for loan losses, which resulted in an increase of $217,000 in the provision for loan losses when compared with the same period of 2004.

         Noninterest income for the 2005 first quarter was $79,000 less than for the same period of 2004 due to decreased service charges assessed on deposit accounts and for other services. Mortgage brokerage income for the 2005 period was $45,000 more than for the same period of 2004, due to a slight increase in mortgage lending activity.

         Noninterest expense for the first quarter of 2005 was $386,000 more than for the same period of 2004 due to increases of $167,000 in salaries and employee benefits, $44,000 in premises and equipment expenses and $175,000 in other expenses, primarily related to increased expenses to facilitate future compliance with the internal control over financial reporting provisions of the Sarbanes-Oxley Act of 2002.

                                                                                   Summary Income Statement
                                                                                   ------------------------
                                                                                    (Dollars in thousands)
For the Three Months Ended March 31,                         2005               2004            Dollar Change   Percentage Change
------------------------------------                         ----               ----            -------------   -----------------
Interest income .....................................     $ 7,151             $ 5,908              $1,243              21.0%
Interest expense ....................................       2,216               1,640                 576              35.1%
                                                          -------             -------              ------
Net interest income .................................       4,935               4,268                 667              15.6%
Provision for loan losses ...........................         450                 233                 217              93.1%
Noninterest income ..................................       1,767               1,846                 (79)             -4.3%
Noninterest expenses ................................       4,119               3,733                 386              10.3%
Income tax expense ..................................         773                 763                  10               1.3%
                                                          -------             -------              ------
Net income ..........................................     $ 1,360             $ 1,385              $  (25)             -1.8%
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

         Interest income increased by $1,243,000, or 21.0%, in the 2005 first quarter compared with the same 2004 period. Interest income from loans increased from $5,331,000 in the 2004 period to $6,614,000 in the 2005 period primarily due to larger volumes of loans outstanding, supplemented by slightly higher interest rates associated with those loans. The amounts of interest earned on all other categories of interest earning assets decreased by $40,000, in the aggregate, as increases in the average yields earned on those assets were offset by smaller average balances held.

         Interest expense for deposits increased from $1,232,000 for the 2004 period to $1,735,000 for the 2005 period primarily due to increased rates associated with all categories of interest bearing deposits. Larger average amounts of interest-bearing deposits also contributed to this increased interest expense.

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

         In the first quarter of 2005, interest expenses for long-term debt, which includes the Debentures and FHLB advances, totaled $438,000, an increase of $135,000, or 44.6%, over the amount for the same period of 2004. Average amounts outstanding increased by $8,370,000, or 36.8%, and the interest rate paid for such borrowings increased by 30 basis points.

         Partially offsetting these factors were decreased interest expenses for short-term borrowings, which were $62,000 lower in the 2005 quarter than in the 2004 period, resulting from lower average amounts of such borrowings and a 48 basis point reduction in the rate paid.


                                                                               Average Balances, Yields and Rates
                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------

                                                                           2005                                   2004
                                                                           ----                                   ----
                                                                         Interest                               Interest
                                                              Average     Income /  Yields /         Average     Income /   Yields /
                                                             Balances     Expense    Rates *        Balances     Expense    Rates *
                                                             --------     -------    -------        --------     -------    -------
                                                                                       (Dollars in thousands)
Assets
Interest earning deposits ............................     $      794     $     8     4.09%        $   1,110     $     4      1.46%
Investment securities - taxable ......................         52,075         405     3.15%           57,236         431      3.05%
Investment securities - tax exempt ...................          6,825          56     3.33%           10,208          84      3.34%
Federal funds sold ...................................         11,744          68     2.35%           24,647          58      0.95%
Loans, including loans held for sale .................        415,869       6,614     6.45%          341,982       5,331      6.32%
                                                           ----------     -------                  ---------     -------
         Total interest earning assets ...............        487,307       7,151     5.95%          435,183       5,908      5.51%
Cash and due from banks ..............................         15,826                                 17,314
Allowance for loan losses ............................         (4,816)                                (4,162)
Premises and equipment ...............................          7,888                                  7,073
Intangible assets ....................................          7,372                                  7,618
Other assets .........................................          4,165                                  3,860
                                                           ----------                              ---------
         Total assets ................................     $  517,742                              $ 466,886
                                                           ==========                              =========

Liabilities and shareholders' equity
Interest bearing deposits
     Interest bearing transaction accounts ...........     $   64,420     $    95     0.60%        $  57,474     $    66      0.47%
     Savings .........................................         90,073         307     1.38%           79,663         183      0.93%
     Time deposits ...................................        208,779       1,333     2.59%          181,616         983      2.20%
                                                           ----------     -------                  ---------     -------
         Total interest bearing deposits .............        363,272       1,735     1.94%          318,753       1,232      1.57%
Short-term borrowings ................................          8,446          43     2.06%           16,767         105      2.54%
Long-term debt .......................................         31,088         438     5.71%           22,718         303      5.41%
                                                           ----------     -------                  ---------     -------
         Total interest bearing liabilities ..........        402,806       2,216     2.23%          358,238       1,640      1.86%
Noninterest bearing demand deposits ..................         62,815                                 58,045
Other liabilities ....................................          1,456                                  1,836
Shareholders' equity .................................         50,665                                 48,767
                                                           ----------                              ---------
Total liabilities and shareholders' equity ...........     $  517,742                              $ 466,886
                                                           ==========                              =========

Interest rate spread .................................                                3.72%                                   3.65%
Net interest income and net yield
     on earning assets ...............................                    $ 4,935     4.11%                      $ 4,268      3.98%

* Yields and rates are annualized.


Provision and Allowance for Loan Losses

         The provision for loan losses for the 2005 first quarter was $450,000, an increase of $217,000, or 93.1%, from the $233,000 for the same period of 2004. This increase was due primarily to an increase in non-performing loans during the 2005 first quarter, as discussed further below.

         Net charge-offs during the three months ended March 31, 2005 were $75,000, compared with $234,000 for the same period of 2004. The allowance for loan losses as of March 31, 2005 was 1.16% of loans outstanding, compared with 1.10% as of December 31, 2004 and 1.24% as of March 31, 2004.

         The activity in the allowance for loan losses is summarized in the following table:

                                                                            Three Months                                Three Months
                                                                                Ended             Year Ended                Ended
                                                                              March 31,          December 31,             March 31,
                                                                                 2005                2004                    2004
                                                                                 ----                ----                    ----
                                                                                               (Dollars in thousands)
Allowance at beginning of period .................................           $   4,347             $   4,206             $   4,206
Provision for loan losses ........................................                 450                 5,102                   233
Net charge-offs ..................................................                 (75)               (4,961)                 (234)
                                                                             ---------             ---------             ---------
Allowance at end of period .......................................           $   4,722             $   4,347             $   4,205
                                                                             =========             =========             =========
Allowance as a percentage of loans outstanding ...................                1.16%                 1.10%                 1.24%

Loans at end of period ...........................................           $ 406,049             $ 393,649             $ 338,945
                                                                             =========             =========             =========

         Non-performing loans, consisting of nonaccrual loans and loans 90 or more days past due which are still accruing interest, totaled $5,412,000 as of March 31, 2005, compared with $5,078,000 as of December 31, 2004, an increase of $334,000 or 6.6%. The majority of non-performing loans at March 31, 2005 were secured by commercial real estate and other collateral. The coverage ratio (allowance for loan losses divided by non-performing loans) was .9x as of both March 31, 2005 and December 31, 2004. Non-performing loans as of March 31, 2004 totaled $1,482,000.

         Following is a summary of non-performing loans as of March 31, 2005 and December 31, 2004:



                                                         March 31,  December 31,
                                                           2005         2004
                                                           ----         ----
                                                          (Dollars in thousands)
Non-performing loans
  Nonaccrual loans ...................................    $5,059       $4,941
  Past due 90 days or more and still accruing ........       353          137
                                                          ------       ------
                     Total ...........................    $5,412       $5,078
                                                          ======       ======
Nonperforming loans as a percentage
  of loans outstanding ...............................      1.33%        1.29%


         Included in nonaccrual loans as of March 31, 2005, is one credit relationship totaling $2,444,000, or 48.3% of total nonaccrual loans. This credit originated in 2004 to finance the borrower's purchase of a business. The business did not perform as expected and the borrower subsequently discovered problems with information supporting an appraisal of the business. Because of deterioration of the borrower's financial condition, proceeds from sale of the business are expected to be the primary source of repayment. During the fourth quarter of 2004, a partial charge-off of $1,001,000 was recorded. The borrower is cooperating with management to maximize ultimate collection by actively pursuing sale of the business as an operating concern. If the business cannot be sold for a sufficient price within a reasonable period of time, further write-downs might be necessary which could decrease net income. Approximately $367,000 of the allowance for loan losses is allocated to this credit as of March 31, 2005.

         Management will continue to monitor the levels of non-performing and potential problem loans and address the weaknesses in these credits in order to enhance the probability of collection or recovery of these assets. Management considers the levels and trends in non-performing assets and past due loans in determining how the provision and allowance for loan losses is estimated and adjusted.


Noninterest Income

         Noninterest income for the 2005 period decreased $79,000, or 4.3%, from the $1,846,000 reported for the 2004 period. Service charges on deposit accounts decreased by $83,000 from the prior year amount. This decrease was the result of fewer assessable transactions. Mortgage brokerage income increased $45,000 or 6.0%, from $749,000 for the 2004 period, due to a small increase in the number of loans originated in the quarter.


Noninterest Expenses

         Salaries and employee benefits for the 2005 period were $167,000 or 7.9%, more than in the same 2004 period. This increase resulted primarily from expenses associated with the hiring of a new chief executive officer and several other administrative officers since the end of the first quarter of 2004. Expenses associated with premises and equipment were $44,000, or 9.0%, higher in the 2005 period, primarily due to adding a branch office of the Florence National Bank subsidiary.


Income Taxes

         Income tax expense for 2005 increased $10,000, or 1.3%, from the amount for 2004. The average tax rate used for 2005 was 36.2% while in 2004 it was 35.5%. The increase in the average tax rate for 2005 is a result of a lower percentage of income being derived from tax-exempt sources in the current period. Interest income from tax-exempt investment securities was $28,000 less in 2005 than in 2004 and represented 2.6% of pretax income in the 2005 period, compared with 3.9% in the 2004 period.


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

         Total deposits as of March 31, 2005 were $430,066,000, an increase of $6,608,000, or 1.6%, from the amount as of December 31, 2004. As of March 31, 2005 the loan to deposit ratio was 94.4%, compared with 93.0% at December 31, 2004 and 92.2% at March 31, 2004. Loans held-for-sale have not been included in the denominator of the calculation of the loan to deposit ratio. The banking subsidiaries have significant amounts of long-term debt available under agreements with the Federal Home Loan Bank of Atlanta.

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

         The March 31, 2005 risk-based capital ratios for CBI and its banking subsidiaries are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                        March 31, 2005
                                                        --------------
                                                Tier 1   Total Capital  Leverage
                                                ------   -------------  --------

Community Bankshares, Inc. ....................  13.75%      14.94%     10.71%
Orangeburg National Bank ......................  11.98%      13.16%      8.63%
Sumter National Bank ..........................   9.64%      10.84%      8.18%
Florence National Bank ........................   9.17%      10.11%      8.29%
Bank of Ridgeway ..............................  12.86%      13.76%      8.69%
Minimum "well capitalized" requirement ........   6.00%      10.00%      6.00%
Minimum requirement ...........................   4.00%       8.00%      4.00%


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

Variable Interest Entity

         As discussd under "Results of Operations - Net Interest Income" and in the notes to unaudited consolidated financial statements under "Variable Interest Entities," as of March 31, 2005, CBI held an equity interest in, and guarantees the liabilities of, a non-consolidated variable interest entity.

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

The following table sets forth the contractual amounts of commitments which represent credit risk:

                                                        March 31, 2005
                                                        --------------
                                                         (Dollars in
                                                          thousands)
Loan commitments .................................          $50,954
Standby letters of credit ........................            2,967


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

         On March 22, 2005, CBI entered into a contract for the construction of an approximately 16,000 square foot two-story brick office building to house its corporate headquarters and operations center. The contract price for this project is $1,476,000. Management expects completion of the building in the fourth quarter of 2005.

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

         Derivative financial instruments are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. The following table includes the notional principal amounts of rate lock commitments and forward sales contracts as of March 31, 2005, and the estimated fair values of those financial instruments included in other assets and liabilities in the balance sheet as of that date.


                                                           March 31, 2005
                                                           --------------
                                                                      Estimated
                                                                      Fair Value
                                                         Notional       Asset
                                                          Amount     (Liability)
                                                          ------     -----------
                                                          (Dollars in thousands)
Rate lock commitments to potential borrowers
  to originate mortgage loans to be
  held for sale ....................................     $(13,303)          $(7)
Forward sales contracts with investors
  of mortgage loans to be held for sale ............     $ 13,303           $ 7


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

         CBI's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. According to the model, as of March 31, 2005, CBI is positioned so that net interest income would increase $269,000 and net income would increase $175,000 in the next twelve months if interest rates rose 100 basis points. Conversely, net interest income would decline $269,000 and net income would decline $175,000 in the next twelve months if interest rates declined 100 basis points. In the current interest rate environment, it is not expected that there will be any large decreases in market interest rates in the immediate future. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions CBI and its customers could undertake in response to changes in interest rates.

         As of March 31, 2005 there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2004. The foregoing disclosures related to the market risk of CBI should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2004 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

         Based on the evaluation required by 17 C.F.R. Section 240.13a-15(b) or 240.15d-15(b) of the Company's disclosure controls and procedures (as defined in 17 C.F.R. Sections 240.13a-15(e) or 240.15d-15(e)), the Company's chief executive officer and chief financial officer concluded that such controls and procedures, as of the end of the period covered by this report, were effective.

         There has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II--OTHER INFORMATION

Item 6.  Exhibits

Exhibits    10     Agreement Between Community Bankshares, Inc. and C. F. Evans
                   & Company, Inc.

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

                                                             DATED: May 12, 2005

COMMUNITY BANKSHARES, INC.

By:  s/  Samuel L. Erwin
   -----------------------------------------------
         Samuel L. Erwin
         Chief Executive Officer

By:  s/  William W. Traynham
   -----------------------------------------------
         William W. Traynham
         President and Chief Financial Officer
         (Principal Accounting Officer)