Form 10-Q
period 2005-06-30
COMMUNITY BANKSHARES INC /SC/
filed 2005-08-11
CIK 894508

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2005                 Commission File No.
000-22054


                           COMMUNITY BANKSHARES, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         South Carolina                                   57-0966962
  -------------------------------              ---------------------------------
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

         Yes [ ] No [X]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value, 4,404,303 shares outstanding on August 2, 2005.

                           COMMUNITY BANKSHARES, INC.

                                    FORM 10-Q

                                      Index

                                                                                                                                Page
PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets ......................................................................................    3
            Consolidated Statements of Income ................................................................................    4
            Consolidated Statements of Changes in Shareholders' Equity .......................................................    5
            Consolidated Statements of Cash Flows ............................................................................    6
            Notes to Unaudited Consolidated Financial Statements .............................................................    7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations ............................   10
Item 3.     Quantitative and Qualitative Disclosures About Market Risk .......................................................   20
Item 4.     Controls and Procedures ..........................................................................................   21

PART II -   OTHER INFORMATION

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds ......................................................   22
Item 4.     Submission of Matters to a Vote of Security Holders ..............................................................   22
Item 6.     Exhibits .........................................................................................................   22

SIGNATURES ...................................................................................................................   23

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheets

                                                                                                    (Unaudited)
                                                                                                      June 30,          December 31,
                                                                                                        2005                2004
                                                                                                        -----               ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks ...............................................................          $  15,110           $  14,397
     Federal funds sold ....................................................................             12,601              12,571
                                                                                                      ---------           ---------
            Total cash and cash equivalents ................................................             27,711              26,968
     Interest bearing deposits with other banks ............................................                459                 852
     Securities available-for-sale .........................................................             52,182              55,471
     Securities held-to-maturity (estimated fair value $1,912 for 2005
          and $1,907 for 2004) .............................................................              1,925               1,925
     Other investments .....................................................................              2,890               2,642
     Loans held for sale ...................................................................             15,078              15,090
     Loans receivable ......................................................................            413,875             393,649
         Less, allowance for loan losses ...................................................             (4,812)             (4,347)
                                                                                                      ---------           ---------
            Net loans ......................................................................            409,063             389,302
     Premises and equipment - net ..........................................................              7,823               7,739
     Accrued interest receivable ...........................................................              2,714               2,419
     Net deferred income tax assets ........................................................              1,011                 599
     Goodwill ..............................................................................              4,321               4,321
     Core deposit intangible assets ........................................................              2,960               3,083
     Prepaid expenses and other assets .....................................................              1,060               1,966
                                                                                                      ---------           ---------

            Total assets ...................................................................          $ 529,197           $ 512,377
                                                                                                      =========           =========

Liabilities
     Deposits
         Noninterest bearing ...............................................................          $  64,094           $  67,046
         Interest bearing ..................................................................            369,324             356,412
                                                                                                      ---------           ---------
            Total deposits .................................................................            433,418             423,458
     Short-term borrowings .................................................................              7,868               6,662
     Long-term debt ........................................................................             33,569              30,573
     Accrued interest payable ..............................................................              1,056                 691
     Accrued expenses and other liabilities ................................................              1,273                 966
                                                                                                      ---------           ---------
            Total liabilities ..............................................................            477,184             462,350
                                                                                                      ---------           ---------

Shareholders' equity
     Common stock - no par value;12,000,000 shares authorized; issued and outstanding - 4,404,303 for 2005 and
         4,390,784 for 2004 ................................................................             30,202              30,042
     Retained earnings .....................................................................             22,106              20,075
     Accumulated other comprehensive income (loss) .........................................               (295)                (90)
                                                                                                      ---------           ---------
            Total shareholders' equity .....................................................             52,013              50,027
                                                                                                      ---------           ---------

            Total liabilities and shareholders' equity .....................................          $ 529,197           $ 512,377
                                                                                                      =========           =========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Income

                                                                                                 (Unaudited)
                                                                                           Period Ended June 30,
                                                                                           ---------------------
                                                                               Three Months                     Six Months
                                                                               ------------                     ----------
                                                                          2005             2004            2005              2004
                                                                          ----             ----            ----              ----
                                                                                  (Dollars in thousands, except per share)
Interest and dividend income
     Loans, including fees ......................................        $  7,124        $  5,449         $ 13,738         $ 10,780
     Interest bearing deposits with other banks .................              11               4               19                8
     Debt securities ............................................             432             409              869              905
     Dividends ..................................................              34              19               58               38
     Federal funds sold .........................................              95              47              163              105
                                                                         --------        --------         --------         --------
            Total interest and dividend income ..................           7,696           5,928           14,847           11,836
                                                                         --------        --------         --------         --------

Interest expense
     Deposits
         Time deposits $100M and over ...........................             630             323            1,157              636
         Other deposits .........................................           1,361             895            2,569            1,814
                                                                         --------        --------         --------         --------
            Total interest expense on deposits ..................           1,991           1,218            3,726            2,450
     Short-term borrowings ......................................              44              64               87              169
     Long-term debt .............................................             468             380              906              683
                                                                         --------        --------         --------         --------
            Total interest expense ..............................           2,503           1,662            4,719            3,302
                                                                         --------        --------         --------         --------

Net interest income .............................................           5,193           4,266           10,128            8,534
Provision for loan losses .......................................             585             258            1,035              491
                                                                         --------        --------         --------         --------
Net interest income after provision .............................           4,608           4,008            9,093            8,043
                                                                         --------        --------         --------         --------

Noninterest income
     Service charges on deposit accounts ........................             853             822            1,615            1,667
     Mortgage loan brokerage income .............................             937             903            1,731            1,652
     Net securities gains or (losses) ...........................               -              (1)             (10)              (5)
     Other ......................................................             254             207              475              463
                                                                         --------        --------         --------         --------
            Total noninterest income ............................           2,044           1,931            3,811            3,777
                                                                         --------        --------         --------         --------

Noninterest expenses
     Salaries and employee benefits .............................           2,334           2,225            4,612            4,336
     Premises and equipment .....................................             550             473            1,085              963
     Other ......................................................           1,341           1,077            2,647            2,208
                                                                         --------        --------         --------         --------
            Total noninterest expenses ..........................           4,225           3,775            8,344            7,507
                                                                         --------        --------         --------         --------

Income before income taxes ......................................           2,427           2,164            4,560            4,313
Income tax expense ..............................................             876             769            1,649            1,533
                                                                         --------        --------         --------         --------
Net income ......................................................        $  1,551        $  1,395         $  2,911         $  2,780
                                                                         ========        ========         ========         ========

Per share
     Net income .................................................        $   0.35        $   0.32         $   0.66         $   0.64
     Net income - diluted .......................................            0.35            0.31             0.65             0.62
     Cash dividends declared ....................................            0.10            0.10             0.20             0.20



See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Changes in Shareholders' Equity

                                                                    (Unaudited)

                                                                     Common Stock
                                                                     ------------                           Accumulated
                                                                Number of                    Retained   Other Comprehensive
                                                                 Shares         Amount       Earnings      Income (Loss)     Total
                                                                 ------         ------       --------      -------------     -----
                                                                                  (Dollars in thousands, except per share)

Balance, January 1, 2004 ..................................     4,331,460     $  29,402     $  18,610      $      58      $  48,070
                                                                                                                          ---------
Comprehensive income:
    Net income ............................................             -             -         2,780              -          2,780
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income
      taxes of $330 .......................................             -             -             -           (584)          (584)
    Reclassification adjustment for losses (gains)
      realized in income, net of
      income taxes of $2 ..................................             -             -             -              3              3
                                                                                                                          ---------
        Total other comprehensive income ..................             -             -             -              -           (581)
                                                                                                                          ---------
          Total comprehensive income ......................             -             -             -              -          2,199
                                                                                                                          ---------
Exercise of employee stock options ........................        27,777           323             -              -            323
Cash dividends declared, $.20 per share ...................             -             -          (869)             -           (869)
                                                                ---------     ---------     ---------      ---------      ---------
Balance, June 30, 2004 ....................................     4,359,237     $  29,725     $  20,521      $    (523)     $  49,723
                                                                =========     =========     =========      =========      =========


Balance, January 1, 2005 ..................................     4,390,784     $  30,042     $  20,075      $     (90)     $  50,027
                                                                                                                          ---------
Comprehensive income:
    Net income ............................................             -             -         2,911              -          2,911
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income
      taxes of $118 .......................................             -             -             -           (212)          (212)
    Reclassification adjustment for losses (gains)
      realized in income, net of
      income taxes of $3 ..................................             -             -             -              7              7
                                                                                                                          ---------
        Total other comprehensive income (loss) ...........             -             -             -              -           (205)
                                                                                                                          ---------
          Total comprehensive income ......................             -             -             -              -          2,706
                                                                                                                          ---------
Exercise of employee stock options ........................        12,744           146             -              -            146
Sale of common stock ......................................           775            14             -              -             14
Cash dividends declared, $.20 per share ...................             -             -          (880)             -           (880)
                                                                ---------     ---------     ---------      ---------      ---------
Balance, June 30, 2005 ....................................     4,404,303     $  30,202     $  22,106      $    (295)     $  52,013
                                                                =========     =========     =========      =========      =========











See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Cash Flows

                                                                                                                 (Unaudited)
                                                                                                             Six Months Ended
                                                                                                                  June 30,
                                                                                                          2005                 2004
                                                                                                          ----                 ----
                                                                                                            (Dollars in thousands)
Operating activities
     Net income ................................................................................         $  2,911          $  2,780
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ..........................................................            1,035               491
            Depreciation and amortization ......................................................              581               566
            Net amortization of securities .....................................................               50               113
            Net losses on sales of securities ..................................................               10                 5
            Proceeds of sales of loans held for sale ...........................................           96,500            90,620
            Originations of loans held for sale ................................................          (96,488)          (94,039)
            (Increase) decrease in accrued interest receivable .................................             (295)               34
            Decrease (increase) in other assets ................................................              409              (631)
            Gains on sales of other real estate ................................................              (24)               (9)
            Increase in accrued interest payable ...............................................              365               117
            Increase in other liabilities ......................................................              307                 5
                                                                                                         --------          --------
                Net cash provided by operating activities ......................................            5,361                52
                                                                                                         --------          --------
Investing activities
     Net decrease in interest bearing deposits with other banks ................................              393               159
     Purchases of available-for-sale securities ................................................           (5,745)          (18,771)
     Maturities, calls and paydowns of available-for-sale securities ...........................            4,242            20,054
     Proceeds of sales of available-for-sale securities ........................................            4,412             8,926
     Net purchases of other investments ........................................................             (248)               (2)
     Net increase in loans made to customers ...................................................          (20,796)          (23,078)
     Purchases of premises and equipment .......................................................             (542)             (386)
     Proceeds from sales of other real estate ..................................................              224                59
                                                                                                         --------          --------
                Net cash used by investing activities ..........................................          (18,060)          (13,039)
                                                                                                         --------          --------
Financing activities
     Net increase in deposits ..................................................................            9,960             2,063
     Net increase (decrease) in short-term borrowings ..........................................            1,206            (9,476)
     Proceeds from issuing long-term debt ......................................................            3,000            10,507
     Repayment of long-term debt ...............................................................               (4)                -
     Exercise of employee stock options ........................................................              146               323
     Sale of common stock ......................................................................               14                 -
     Cash dividends paid .......................................................................             (880)             (869)
                                                                                                         --------          --------
                Net cash provided by financing activities ......................................           13,442             2,548
                                                                                                         --------          --------
Increase (decrease) in cash and cash equivalents ...............................................              743           (10,439)
Cash and cash equivalents, beginning of period .................................................           26,968            41,875
                                                                                                         --------          --------
Cash and cash equivalents, end of period .......................................................         $ 27,711          $ 31,436
                                                                                                         ========          ========

Supplemental Disclosures of Cash Flow Information
     Cash payments for interest ................................................................         $  4,354          $  3,185
                                                                                                         ========          ========
     Cash payments for income taxes ............................................................         $  1,690          $  1,624
                                                                                                         ========          ========

Supplemental Disclosures of Non-cash Activities
     Transfers of loans receivable to other real estate ........................................         $      -          $     87
                                                                                                         ========          ========
     Transfer to net deferred income tax assets from prepaid current income taxes ..............         $    297          $      -
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

Nonperforming Loans - As of June 30, 2005, there were $5,259,000 in nonaccrual loans and $343,000 of loans 90 or more days past due and still accruing interest.

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

                                                                                             (Unaudited)
                                                                                         Period Ended June 30,
                                                                                         ---------------------
                                                                             Three Months                       Six Months
                                                                             ------------                       ----------
                                                                         2005             2004             2005             2004
                                                                         ----             ----             ----             ----
                                                                         (Dollars in thousands, except per share amounts)

Net income per share, basic
  Numerator - net income ...................................        $    1,551        $    1,395        $    2,911        $    2,780
                                                                    ==========        ==========        ==========        ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...............................         4,404,045         4,348,905         4,399,089         4,341,325
                                                                    ==========        ==========        ==========        ==========

      Net income per share, basic ..........................        $      .35        $      .32        $      .66        $      .64
                                                                    ==========        ==========        ==========        ==========

Net income per share, assuming dilution
  Numerator - net income ...................................        $    1,551        $    1,395        $    2,911        $    2,780
                                                                    ==========        ==========        ==========        ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...............................         4,404,045         4,348,905         4,399,089         4,341,325
    Effect of dilutive stock options .......................           100,142           112,304           101,360           124,051
                                                                    ----------        ----------        ----------        ----------
               Total shares ................................         4,504,187         4,461,209         4,500,449         4,465,376
                                                                    ==========        ==========        ==========        ==========

      Net income per share, assuming dilution ..............        $      .35        $      .31        $      .65        $      .62
                                                                    ==========        ==========        ==========        ==========


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

                                                                                                (Unaudited)
                                                                                          Period Ended June 30,
                                                                                          ---------------------
                                                                             Three Months                        Six Months
                                                                             ------------                        ----------
                                                                        2005              2004              2005              2004
                                                                        ----              ----              ----              ----
                                                                            (Dollars in thousands, except per share amounts)

Net income, as reported ....................................         $   1,551         $   1,395         $   2,911         $   2,780
Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of any related tax effects ........................                49               214               132               428
                                                                     ---------         ---------         ---------         ---------
Pro forma net income .......................................         $   1,502         $   1,181         $   2,779         $   2,352
                                                                     =========         =========         =========         =========

Net income per share, basic
     As reported ...........................................         $    0.35         $    0.32         $    0.66         $    0.64
     Pro forma .............................................              0.34              0.27              0.63              0.55
Net income per share, assuming dilution
     As reported ...........................................         $    0.35         $    0.31         $    0.65         $    0.62
     Pro forma .............................................              0.33              0.26              0.62              0.53

In December 2004, the Financial  Accounting  Standards Board issued SFAS No. 123
(R), which requires that the costs resulting from all share based payment transactions be recognized in the financial statements. SFAS 123 (R) replaces SFAS 123 and supersedes APB No. 25, as well as several other related pronouncements. As originally issued, SFAS 123 (R) is effective as of the beginning of the first interim or annual period beginning after June 30, 2005. The Company originally stated in its Form 10-K filed for the period as of and ending December 31, 2004 that it would adopt the provisions of SFAS 123 (R) as required. The Securities and Exchange Commission ("SEC") issued, effective April 21, 2005, an "Amendment to Rule 4-01(a) of Regulation S-X Regarding the Effective Date for Statement of Financial Accounting Standards No. 123 (Revised
2004), Share Based Payment." This amendment changes the required SFAS 123 (R) compliance date for registrants that are not small business issuers to the beginning of the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. Early adoption is permitted. For CBI, this amendment has the effect of delaying the required implementation of the provisions of SFAS 123 (R) until the first quarter of 2006. CBI now intends to adopt the provisions of SFAS 123 (R) as of January 1, 2006.

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

References to our Website Address

         References to our website address throughout this Quartertly Report on Form 10-Q and in any documents incorporated into this Form 10-Q by reference are for informational purposes only, or to fulfill specific disclosure requirements of the Securities and Exchange Commission's rules or the American Stock Exchange listing standards. These references are not intended to, and do not, incorporate the contents of our website by reference into this Form 10-Q or the accompanying materials.

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

         CBI is a holding company for four community banks and a mortgage company and, as a financial institution, believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the sections "The Application of Critical Accounting Policies," "Allowance for Loan Losses" and "Provision for Loan Losses" in the Annual Report on Form 10-K for 2004 for a detailed description of CBI's estimation process and methodology related to the allowance for loan losses.


CHANGES IN FINANCIAL CONDITION

         During the six months ended June 30, 2005, loans increased by $20,226,000, or 5.1%, over the amount as of December 31, 2004. This increase was funded primarily by increases in interest bearing deposits totaling $12,912,000 and additional short-term and long-term borrowings totaling $4,202,000.

RESULTS OF OPERATIONS

Earnings Performance

Three Months Ended June 30, 2005 and 2004

         For the quarter ended June 30, 2005, CBI earned consolidated net income of $1,551,000, compared with $1,395,000 for the comparable period of 2004. This represents an increase of $156,000 or 11.2%. Basic earnings per share were $.35 in the 2005 period, compared with $.32 for the 2004 quarter. Diluted earnings per share were $.35 for the 2005 period and $.31 for the 2004 period.

         Operating results for the second quarter of 2005 were positively affected primarily by an increase in net interest income caused by strong loan growth and increasing yields. Deposit growth was significantly less than loan growth during the 2005 second quarter. The Company uses a combination of short-term and long-term debt to fund the difference between loan growth and deposit growth. The Company's normal liquidity, comprised of deposit liabilities, short-term and long-term debt issuances and proceeds from sales of loans originated for sale, continues to be sufficient to fund demand for new loans.

         Increases in the provision for loan losses and noninterest expenses partially offset the gains made in net interest income and noninterest income. The provision for loan losses continues to be affected by several loans which have not performed as agreed and by the significant growth in the Company's loan portfolio. During the second quarter of 2005, net charge-offs were $495,000 compared with net charge-offs of $178,000 during the same period of 2004. Growth in the amount of potential problem loans was also a factor contributing to the increased provision for loan losses.

         Noninterest expenses increased in part because of changes in the corporate management structure designed to enhance controls and risk management activities particularly in the lending function, and to meet the increased corporate governance responsibilities placed on public companies by the Sarbanes-Oxley Act of 2002. In addition, in January of 2005, the Florence National Bank subsidiary opened a branch office, contributing further to increased noninterest expenses in the 2005 periods.

                                                                                      Summary Income Statement
                                                                                      ------------------------
                                                                                       (Dollars in thousands)
                                                                                                          Dollar          Percentage
For the Three Months Ended June 30,                                2005                2004               Change            Change
-----------------------------------                                ----                ----               ------            ------
Interest income ....................................              $7,696              $5,928              $1,768             29.8%
Interest expense ...................................               2,503               1,662                 841             50.6%
                                                                  ------              ------              ------
Net interest income ................................               5,193               4,266                 927             21.7%
Provision for loan losses ..........................                 585                 258                 327            126.7%
Noninterest income .................................               2,044               1,931                 113              5.9%
Noninterest expenses ...............................               4,225               3,775                 450             11.9%
Income tax expense .................................                 876                 769                 107             13.9%
                                                                  ------              ------              ------
Net income .........................................              $1,551              $1,395              $  156             11.2%
                                                                  ======              ======              ======

Six Months Ended June 30, 2005 and 2004

         CBI's consolidated net income for the six months ended June 30, 2005 was positively affected by increased levels of net interest income, primarily related to increased loan volumes and yields. A significant proportion of the banking subsidiaries' loan portfolios are made up of variable rate loans, which have repriced favorably several times during 2005. The prime rate, which is the index to which most of those variable rate loans are related, has increased four times and 100 basis points during 2005, and nine times and 225 basis points since June 30, 2004. The provision for loan losses and noninterest expenses negatively affected results for the 2005 year-to-date period for the same reasons discussed above for the second quarter.

                                                                                      Summary Income Statement
                                                                                      ------------------------
                                                                                       (Dollars in thousands)
                                                                                                          Dollar          Percentage
For the Six Months Ended June 30,                                  2005                2004               Change            Change
---------------------------------                                  ----                ----               ------            ------
Interest income .....................................             $14,847             $11,836             $ 3,011              25.4%
Interest expense ....................................               4,719               3,302               1,417              42.9%
                                                                  -------             -------               -----
Net interest income .................................              10,128               8,534               1,594              18.7%
Provision for loan losses ...........................               1,035                 491                 544             110.8%
Noninterest income ..................................               3,811               3,777                  34               0.9%
Noninterest expenses ................................               8,344               7,507                 837              11.1%
Income tax expense ..................................               1,649               1,533                 116               7.6%
                                                                  -------             -------               -----
Net income ..........................................             $ 2,911             $ 2,780             $   131               4.7%
                                                                  =======             =======               =====

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

         Interest income increased by $1,768,000, or 29.8%, in the 2005 second quarter compared with the same 2004 period. Interest and fees on loans increased to $7,124,000 for the 2005 quarter from $5,449,000 for the same period of 2004, primarily due to higher levels of commercial, consumer and mortgage lending activity and the higher interest rate environment in the 2005 period. Amounts of interest earned on other categories of interest earning assets also increased due to increases in the average yields earned on those assets resulting from increasing market rates of interest during the 2005 period.

         Interest expense for the second quarter of 2005 increased to $2,503,000 from $1,662,000 for the 2004 period as a result of larger average amounts of time deposits and higher interest rates paid in the 2005 period. Interest expense associated with long-term debt increased in the 2005 three month period to $468,000 from $380,000 for the same period of 2004 primarily due to contractual changes in the variable interest rates paid for such borrowings.

         Interest income for the six months ended June 30, 2005 increased by $3,011,000, or 25.4% from the same period of 2004, due to increases in interest rates and a 19.7% increase in the average amount of loans outstanding. Interest and fee income on loans for the 2005 six month period was $13,738,000, an increase of $2,958,000 or 27.4% over the same period of 2004. Interest income from other earning assets categories during the 2005 six-month period were slightly higher than in the same period of 2004 primarily due to a 170 basis point increase in the rate earned on federal funds sold.

         Interest expense for the 2005 six month period was $1,417,000 higher than in the same 2004 period due to higher rates paid for deposits and significantly higher average amounts of interest bearing time deposits in the 2005 period. Higher deposit rates primarily are attributable to the higher interest rate environment in 2005. Average short-term borrowings decreased, and long-term debt increased, for the 2005 period, primarily as a result of the Company's issuance of $10,000,000 of long-term subordinated debentures in March 2004.

         During the first quarter of 2004, CBI sponsored the creation of a Trust that issued $10,000,000 in trust preferred securities. The Trust invested the proceeds of this issuance and $310,000 of capital provided by CBI into $10,310,000 of junior subordinated debentures due in 2034 ("Debentures") issued by CBI. Interest payments on the Debentures are due quarterly at a variable interest rate. CBI used the proceeds of the Debentures to repay certain pre-existing debt obligations, to enhance the capital position of two of the subsidiary banks, to provide an additional funding mechanism for its mortgage loan brokerage activities, and for other general corporate purposes. Under current regulatory guidelines, the trust preferred securities issued by the Trust are includible in the Company's Tier 1 capital for risk-based capital purposes.

                                                                               Average Balances, Yields and Rates
                                                                                   Six Months Ended June 30,
                                                                                   -------------------------

                                                                         2005                                    2004
                                                                         ----                                    ----
                                                                       Interest                                Interest
                                                            Average     Income /   Yields /         Average     Income /   Yields /
                                                           Balances     Expense     Rates *        Balances     Expense     Rates *
                                                           --------     -------     -------        --------     -------     -------
                                                                                  (Dollars in thousands)
Assets
Interest earning deposits ...........................    $     665     $    19       5.71%       $   1,057     $     8       1.51%
Investment securities - taxable .....................       51,264         817       3.19%          52,270         779       2.98%
Investment securities - tax exempt ..................        6,535         110       3.37%           9,811         164       3.34%
Federal funds sold ..................................       12,336         163       2.64%          22,353         105       0.94%
Loans, including loans held for sale ................      420,422      13,738       6.54%         351,261      10,780       6.14%
                                                         ---------     -------                   ---------     -------
         Total interest earning assets ..............      491,222      14,847       6.04%         436,752      11,836       5.42%
Cash and due from banks .............................       15,897                                  16,277
Allowance for loan losses ...........................       (4,890)                                 (4,237)
Premises and equipment, net .........................        7,820                                   7,080
Intangible assets ...................................        7,341                                   7,588
Other assets ........................................        4,185                                   3,936
                                                         ---------                               ---------
         Total assets ...............................    $ 521,575                               $ 467,396
                                                         =========                               =========

Liabilities and shareholders' equity
Interest bearing deposits
     Savings ........................................    $  88,899     $   627       1.41%       $  78,473     $   371       0.95%
     Interest bearing transaction accounts ..........       61,724         192       0.62%          55,822         114       0.41%
     Time deposits ..................................      213,048       2,907       2.73%         182,816       1,965       2.15%
                                                         ---------     -------                  ----------     -------
         Total interest bearing deposits ............      363,671       3,726       2.05%         317,111       2,450       1.55%
Short-term borrowings ...............................        8,390          87       2.07%          13,262         169       2.55%
Long-term debt ......................................       32,329         906       5.60%          26,608         683       5.13%
                                                         ---------     -------                  ----------     -------
         Total interest bearing liabilities .........      404,390       4,719       2.33%         356,981       3,302       1.85%
Noninterest bearing demand deposits .................       64,266                                  59,542
Other liabilities ...................................        1,955                                   1,710
Shareholders' equity ................................       50,964                                  49,163
                                                         ---------                               ---------
         Total liabilities and
             shareholders' equity ...................    $ 521,575                               $ 467,396
                                                         =========                               =========


Interest rate spread ................................                                3.71%                                   3.57%
Net interest income and net yield
     on earning assets ..............................                  $10,128       4.12%                     $ 8,534       3.91%

* Yields and rates are annualized.

Provision and Allowance for Loan Losses

         The provision for loan losses for the 2005 three month period was $585,000, an increase of $327,000, or 126.7%, from $258,000 for the same period of 2004. The provision for loan losses increased to $1,035,000 for the 2005 six month period from $491,000 for the 2004 six month period, an increase of $544,000 or 110.8%. Ongoing developments associated with a few large problem loans continue to affect the Company's allowance and provision for loan losses negatively. Management continues to use new information about these loans to refine its estimates of the loans' ultimate collectibility and the adequacy of its loan loss allowance.

         Net charge-offs during the six months ended June 30, 2005 were $570,000, compared with $412,000 for the same period of 2004. The allowance for loan losses as of June 30, 2005 was 1.16% of loans outstanding, compared with 1.10% as of December 31, 2004 and 1.21% as of June 30, 2004. Non-performing loans totaled $5,602,000 as of June 30, 2005, compared with $5,078,000 as of December 31, 2004, an increase of $524,000 or 10.3%. The coverage ratio (allowance for loan losses divided by non-performing loans) was .86x as of both June 30, 2005 and December 31, 2004.

         The activity in the allowance for loan losses is summarized in the following table:

                                                                             Six Months           Year Ended              Six Months
                                                                               Ended              December 31,              Ended
                                                                            June 30, 2005             2004             June 30, 2004
                                                                            -------------             ----             -------------
                                                                                              (Dollars in thousands)
Allowance at beginning of period .................................           $   4,347             $   4,206             $   4,206
Provision for loan losses ........................................               1,035                 5,102                   491
Net charge-offs ..................................................                (570)               (4,961)                 (412)
                                                                             ---------             ---------             ---------
Allowance at end of period .......................................           $   4,812             $   4,347             $   4,285
                                                                             =========             =========             =========
Allowance as a percentage of loans outstanding ...................                1.16%                 1.10%                 1.21%

Loans at end of period ...........................................           $ 413,875             $ 393,649             $ 354,772
                                                                             =========             =========             =========


         Following is a summary of non-performing loans as of June 30, 2005 and December 31, 2004:


                                                                    December 31,
                                                     June 30, 2005      2004
                                                     -------------      ----
                                                       (Dollars in thousands)
Non-performing loans
  Nonaccrual loans ...................................      $5,259     $4,941
  Past due 90 days or more and still accruing ........         343        137
                                                            ------     ------
                  Total ..............................      $5,602     $5,078
                                                            ======     ======
Nonperforming loans as a percentage
  of loans outstanding ...............................        1.35%      1.29%


         Included  in  nonaccrual  loans  as of  June  30,  2005,  is  one  loan
relationship   totaling   $2,444,000,   or  46.5%  of  nonaccrual   loans.  This
relationship originated in 2004 to finance the borrower's purchase of a business. The business did not perform as expected and the borrower subsequently discovered problems with information supporting an appraisal of the business. Because of deterioration of the borrower's financial condition, proceeds from the sale of the business are expected to be the primary source of repayment. During the fourth quarter of 2004, a partial charge-off of $1,001,000 was recorded. The borrower is cooperating with management to maximize ultimate collection by actively pursuing sale of the business as an operating concern. If the business cannot be sold for a sufficient price within a reasonable period of time, further write-downs might be necessary which could decrease net income. Approximately $367,000 of the allowance for loan losses is allocated to this credit as of June 30, 2005.

         Risk taking is inherent in the granting of credit. To control the amounts and types of risks incurred, and to minimize losses, management has established loan policies and practices. On an ongoing basis, management seeks to better manage risk and improve internal control systems. As part of this continuous process, management hired a Chief Credit Officer for the Corporation in the second quarter of 2005. This officer has specific loan approval authority over major loan relationships and also assists the subsidiary banks and mortgage company in other areas of loan operations and administration. Also, during the second quarter of 2005, management changed its outside independent loan review provider.

         The new loan review firm is in the process of conducting a comprehensive review of the major credits in the Corporation's loan portfolio. Based on that review, which was substantially completed in early August, the Corporation had identified $17 to $18 million in loans, approximately 4%, of the loan portfolio, as potential problem loans where information about credit attributes of borrowers had caused management to have more than normal concern about the ability of the borrowers to comply with original repayment terms. The amount identified does not represent management's estimate of the potential losses since a large portion of these loans are secured by real estate and other collateral or could be repaid under different terms. This is an increase of approximately $12 to $13 million over the amount identified as of December 31, 2004 by the previous loan review process.

         Management will continue to monitor the levels of non-performing loans and address the weaknesses in these credits to enhance the ultimate collection or recovery of these assets. Management considers the levels and trends in non-performing assets and potential problem loans in determining how the provision and allowance for loan losses is estimated and adjusted. In the opinion of management, the Corporation's allowance for loan losses at June 30, 2005 is adequate to provide for losses that may be inherent in the loan portfolio.


Noninterest Income

         Noninterest income for the 2005 second quarter increased $113,000, or 5.9%, over the $1,931,000 reported for the same 2004 period. Mortgage loan brokerage income for the 2005 quarter increased by $34,000, or 3.8%, over the

$903,000 in the 2004 period. Service charge income totaled $853,000 in the 2005 quarter, an increase of $31,000, or 3.8%.

         For the six months ended June 30, 2005, noninterest income was $34,000, or .9% more than for the first six months of 2004. Mortgage loan brokerage income increased $79,000, but this was offset partially by a $52,000 decrease in service charge income.


Noninterest Expenses

         Noninterest expenses for the second quarter of 2005 were $450,000, or 11.9%, higher than the amounts reported for the same period of 2004. Salaries and employee benefits expenses were $109,000, or 4.9%, higher in the 2005 period, due to increased activity in mortgage lending and additions made to the Company's executive managment. Expenses related to premises and equipment increased by $77,000 in the 2005 period, primarily due to the opening of a new branch office of Florence National Bank during the first quarter of 2005.

         Noninterest expense for the first six months of 2005 was $837,000, or 11.1%, more than for the same period of 2004. Salaries and employee benefits for the 2005 six month period were $276,000, or 6.4%, more than for the same period of 2004. This expense increased due to higher levels of mortgage loan brokerage activity in the 2005 period, additions made to the Company's executive management, and normal periodic wage and salary adjustments. Expenses associated with premises and equipment were $122,000, or 12.7%, higher in the 2005 period, primarily due to the opening of a new branch office of Florence National Bank during the first quarter of 2005. Other expenses were $439,000, or 19.9%, higher in the 2005 period due in part to expenses related to complying with the provisions of Sarbanes-Oxley Act Section 404 and the new Florence office.


Income Taxes

         Income tax expense was $107,000 more in the 2005 second quarter than for the 2004 period, as a result of higher net income before taxes. Income tax expense for the 2005 six month period was $116,000 more than for the same period of 2004.


LIQUIDITY

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in a timely and economical manner. The most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being the ability to attract deposits within CBI's service areas. Individual and commercial deposits are the primary source of funds for credit activities, along with long-term borrowings from the Federal Home Loan Bank of Atlanta and the proceeds of issuing $10,000,000 of subordinated debentures. Cash and amounts due from banks and federal funds sold are CBI's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuation in cash flow from both loans and deposits.
Securities available-for-sale are CBI's principal source of secondary asset liquidity. However, the availability of this source is limited by pledging commitments for public deposits and securities sold under agreements to repurchase, and is influenced by market conditions. CBI and its subsidiaries also maintain various federal funds lines of credit with correspondent banks and are able to borrow from the Federal Home Loan Bank of Atlanta and the Federal Reserve Bank's discount window.

         Total deposits as of June 30, 2005 were $433,418,000, an increase of $9,960,000, or 2.4%, over the amount as of December 31, 2004. During the six months ended June 30, 2005, there was a notable movement of funds from interest bearing transaction accounts into savings and certificate of deposit accounts. As of June 30, 2005 the loan to deposit ratio was 95.5%, compared with 93.0% at December 31, 2004 and 93.2% at June 30, 2004.

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

         The June 30, 2005 risk-based capital ratios for CBI and its banking subsidiaries are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                       June 30, 2005
                                                       -------------
                                                Tier 1  Total Capital   Leverage
                                                ------  -------------   --------

Community Bankshares, Inc. ..................   13.65%     14.84%       10.83%
Orangeburg National Bank ....................   12.12%     13.29%        9.10%
Sumter National Bank ........................    9.86%     10.93%        8.39%
Florence National Bank ......................    9.94%     11.01%        8.79%
Bank of Ridgeway ............................   12.92%     13.97%        8.79%
Minimum "well capitalized" requirement ......    6.00%     10.00%        6.00%
Minimum requirement .........................    4.00%      8.00%        4.00%


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

Variable Interest Entity

         As discussed under "Results of Operations - Net Interest Income" and in the notes to unaudited consolidated financial statements under "Variable Interest Entity," as of June 30, 2005, CBI held an equity interest in, and guarantees the liabilities of, a non-consolidated variable interest entity.

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

The following table sets forth the contractual amounts of commitments which represent credit risk:

                                                               June 30, 2005
                                                               -------------
                                                                (Dollars in
                                                                 thousands)
Loan commitments ..........................................       $53,748
Standby letters of credit .................................         3,011


         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by management upon extension of credit, is based on management's credit evaluation of the counter-party. Collateral held varies but may include personal residences, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

         On March 22, 2005, CBI entered into a contract for the construction of an approximately 16,000 square foot two-story brick office building to house its corporate headquarters and operations center. The contract price for this project is $1,476,000. Through August 2, 2005, $341,000 has been expended for this project. Management expects completion of the building in the fourth quarter of 2005 and the Company will relocate at that time.

         On June 30, 2005, CBI reached an agreement with Jack Henry & Associates, Inc. to obtain licensing rights for a new core management information software system, known as Silverlake, to be used by each of its subsidiaries. The cost of this core system conversion will be approximately $1,000,000. The agreement also requires CBI to pay various support and maintenance costs throughout the license period. CBI estimates that during the next five years these costs will range from approximately $200,000 to $300,000 per year. However, the exact amounts will be determined by future events, such as asset growth, and cannot be exactly determined at this time. Management expects to begin implementing the new software during the second quarter of 2006, with all subsidiaries converted shortly thereafter.

Derivative Financial Instruments

         In April, 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Among other requirements, this Statement provides that loan commitment contracts entered into or modified after June 30, 2003 that relate to the origination of mortgage loans that will be held for sale shall be accounted for as derivative instruments by the issuer of the loan commitment. In March, 2004, the SEC issued its Staff Accounting Bulletin No 105 "Application of Accounting Principles to Loan Commitments," which resulted in no changes in CBI's accounting for such commitments. CBI issues mortgage loan rate lock commitments to potential borrowers to facilitate its origination of home mortgage loans that are intended to be sold. Between the time that CBI issues its commitments and the time that the loans close and are sold, CBI is subject to variability in the selling prices related to those commitments due to changes in market rates of interest. However, CBI offsets this variability through the use of so-called "forward sales contracts" to investors in the secondary market. Under these arrangements, an investor agrees to purchase the closed loans at a predetermined price. CBI generally enters into such forward sales contracts at the same time that rate lock commitments are issued. These arrangements effectively insulate CBI from the effects of changes in interest rates during the time the commitments are outstanding, but the arrangements do not qualify as fair value hedges. These derivative financial instruments are carried in the balance sheet at estimated fair value and changes in the estimated fair values of these derivatives are recorded in the statement of income in net gains or losses on loans held for sale.

         Derivative financial instruments are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. The following table includes the notional principal amounts of rate lock commitments and forward sales contracts as of June 30, 2005, and the estimated fair values of those financial instruments included in other assets and liabilities in the balance sheet as of that date.

                                                                June 30, 2005
                                                                -------------
                                                                      Estimated
                                                                      Fair Value
                                                          Nominal       Asset
                                                          Amount     (Liability)
                                                          ------     -----------
                                                          (Dollars in thousands)
Rate lock commitments to potential borrowers
  to originate mortgage loans to be
  held for sale .....................................      $27,722      $    48
Forward sales contracts with investors
  of mortgage loans to be held for sale .............       27,722          (48)


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

         CBI's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. According to the model, as of June 30, 2005, CBI is positioned so that net interest income would increase $214,000 and net income would increase $129,000 in the next twelve months if interest rates rose 100 basis points. Conversely, net interest income would decline $214,000 and net income would decline $129,000 in the next twelve months if interest rates declined 100 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions CBI and its customers could undertake in response to changes in interest rates.

         As of June 30, 2005 there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2004. The foregoing disclosures related to the market risk of CBI should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2004 Annual Report on Form 10-K.


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

                           PART II--OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         On April 21, 2005, the Company sold 775 shares of its common stock to Samuel L. Erwin, Chief Executive Officer of the Company, at a price of $18.02 per share, an aggregate of $13,965.50. Sale of these shares to Mr. Erwin was not registered under the Securities Act of 1933 in reliance on the exemption provided under Section 4(2) of the Act because no public offering was involved.

Item 4.  Submission of Matters to a Vote of Security Holders

         On Monday, May 16, 2005, the shareholders of Community Bankshares, Inc. held their regular annual meeting. At the meeting, one matter was submitted to a vote with results as follows:

1. Election of five directors to hold office for three-year terms, and one director to hold office for a two-year term:

                                                   SHARES VOTED
                                                   ------------
                                                    AGAINST OR           BROKER
         DIRECTORS                      FOR     AUTHORITY WITHHELD     NON-VOTES
         ---------                      ---     ------------------     ---------

Three-Year Terms
  Thomas B. Edmunds .............    3,042,804         12,062             0
  Martha Rose C. Carson .........    3,017,483         37,383             0
  J. M. Guthrie .................    3,009,219         45,647             0
  Wm. Reynolds Williams .........    3,019,590         35,276             0
  Charles E. Fienning ...........    3,043,230         11,636             0

Two-Year Term
  Samuel L. Erwin ...............    3,045,600          9,266             0

         The following directors continue to serve until the expiration of their terms at the annual meetings to be held in the years indicated and were not voted on at the 2005 annual meeting: E. J. Ayers, Jr., - 2006; Alvis J. Bynum - 2006; J. Otto Warren, Jr. - 2006 and J. V. Nicholson, Jr. - 2006; Anna O. Dantzler - 2007; Richard L Havekost - 2007 and Samuel F. Reid, Jr. - 2007.

Item 6.  Exhibits

         Exhibits 31-1     Rule  13a-14(a)/15d-14(a)  Certification of principal
                           executive officer

                  31-2 Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

                  32       Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          DATED: August 11, 2005

COMMUNITY BANKSHARES, INC.

By:  s/  Samuel L. Erwin
     --------------------------------------------
         Samuel L. Erwin
         Chief Executive Officer

By:  s/  William W. Traynham
     ---------------------------------------------
         William W. Traynham
         President and Chief Financial Officer
         (Principal Accounting Officer)

                                  EXHIBIT INDEX

       31-1 Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

       31-2 Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

       32      Certifications Pursuant to 18 U.S.C. Section 1350