Form 10-Q
period 2005-09-30
COMMUNITY BANKSHARES INC /SC/
filed 2005-11-14
CIK 894508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2005  Commission File No. 000-22054


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

         Yes [ ] No [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: common stock, no par or stated value, 4,404,303 shares outstanding on November 1, 2005.

                           COMMUNITY BANKSHARES, INC.

                                    FORM 10-Q

                                      Index

                                                                            Page
PART I -     FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets ..................................   3
             Consolidated Statements of Income ............................   4
             Consolidated Statements of Changes in Shareholders' Equity ...   5
             Consolidated Statements of Cash Flows ........................   6
             Notes to Unaudited Consolidated Financial Statements .........   7

Item 2.      Management's Discussion and Analysis
                of Financial Condition and Results of Operations ..........  10
Item 3.      Quantitative and Qualitative Disclosures About Market Risk ...  24
Item 4.      Controls and Procedures ......................................  24

PART II -    OTHER INFORMATION

Item 6.      Exhibits .....................................................  25

SIGNATURES ................................................................  26

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheets

                                                                                                     (Unaudited)
                                                                                                     September 30,      December 31,
                                                                                                         2005              2004
                                                                                                         ----              ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks .................................................................         $  18,239          $  14,397
     Federal funds sold ......................................................................            23,999             12,571
                                                                                                       ---------          ---------
            Total cash and cash equivalents ..................................................            42,238             26,968
     Interest bearing deposits with other banks ..............................................               849                852
     Securities available-for-sale ...........................................................            56,901             55,471
     Securities held-to-maturity (estimated fair value $1,921 for 2005
          and $1,907 for 2004) ...............................................................             1,925              1,925
     Other investments .......................................................................             2,980              2,642
     Loans held for sale .....................................................................            17,682             15,090
     Loans receivable ........................................................................           414,290            393,649
         Less, allowance for loan losses .....................................................            (6,658)            (4,347)
                                                                                                       ---------          ---------
            Net loans ........................................................................           407,632            389,302
     Premises and equipment - net ............................................................             8,289              7,739
     Accrued interest receivable .............................................................             2,779              2,419
     Net deferred income tax assets ..........................................................             1,030                599
     Goodwill ................................................................................             4,321              4,321
     Core deposit intangible assets ..........................................................             2,899              3,083
     Prepaid expenses and other assets .......................................................             2,055              1,966
                                                                                                       ---------          ---------
            Total assets .....................................................................         $ 551,580          $ 512,377
                                                                                                       =========          =========
Liabilities
     Deposits
         Noninterest bearing .................................................................         $  67,600          $  67,046
         Interest bearing ....................................................................           387,698            356,412
                                                                                                       ---------          ---------
            Total deposits ...................................................................           455,298            423,458
     Short-term borrowings ...................................................................             7,890              6,662
     Long-term debt ..........................................................................            33,499             30,573
     Accrued interest payable ................................................................             1,216                691
     Accrued expenses and other liabilities ..................................................             1,556                966
                                                                                                       ---------          ---------
            Total liabilities ................................................................           499,459            462,350
                                                                                                       ---------          ---------
Shareholders' equity
     Common stock - no par value; 12,000,000 shares authorized; issued and outstanding - 4,404,303 for 2005 and
         4,390,784 for 2004 ..................................................................            30,202             30,042
     Retained earnings .......................................................................            22,247             20,075
     Accumulated other comprehensive income (loss) ...........................................              (328)               (90)
                                                                                                       ---------          ---------
            Total shareholders' equity .......................................................            52,121             50,027
                                                                                                       ---------          ---------
            Total liabilities and shareholders' equity .......................................         $ 551,580          $ 512,377
                                                                                                       =========          =========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Income

                                                                                              (Unaudited)
                                                                                       Period Ended September 30,
                                                                                       --------------------------
                                                                              Three Months                       Nine Months
                                                                              ------------                       -----------
                                                                          2005              2004            2005               2004
                                                                          ----              ----            ----               ----
                                                                                 (Dollars in thousands, except per share)

Interest and dividend income
     Loans, including fees ....................................         $  7,593         $  5,756         $ 21,331          $ 16,536
     Interest bearing deposits with other banks ...............               11                4               30                12
     Debt securities ..........................................              464              434            1,333             1,339
     Dividends ................................................               35               19               93                57
     Federal funds sold .......................................              192               40              355               145
                                                                        --------         --------         --------          --------
         Total interest and dividend income ...................            8,295            6,253           23,142            18,089
                                                                        --------         --------         --------          --------
Interest expense
     Time deposits $100M and over .............................              818              360            1,975               996
     Other deposits ...........................................            1,577              958            4,146             2,772
                                                                        --------         --------         --------          --------
         Total deposits .......................................            2,395            1,318            6,121             3,768
     Short-term borrowings ....................................               53               76              140               245
     Long-term debt ...........................................              481              363            1,387             1,046
                                                                        --------         --------         --------          --------
         Total interest expense ...............................            2,929            1,757            7,648             5,059
                                                                        --------         --------         --------          --------
Net interest income ...........................................            5,366            4,496           15,494            13,030
Provision for loan losses .....................................            2,300            1,648            3,335             2,139
                                                                        --------         --------         --------          --------
Net interest income after provision ...........................            3,066            2,848           12,159            10,891
                                                                        --------         --------         --------          --------
Noninterest income
     Service charges on deposit accounts ......................              948              841            2,563             2,508
     Securities gains (losses) ................................                -               10              (10)                5
     Mortgage brokerage income ................................            1,150              835            2,881             2,487
     Other ....................................................              197              163              672               626
                                                                        --------         --------         --------          --------
         Total noninterest income .............................            2,295            1,849            6,106             5,626
                                                                        --------         --------         --------          --------
Noninterest expenses
     Salaries and employee benefits ...........................            2,550            2,123            7,162             6,459
     Premises and equipment ...................................              552              508            1,637             1,471
     Other ....................................................            1,347            1,195            3,994             3,403
                                                                        --------         --------         --------          --------
         Total noninterest expenses ...........................            4,449            3,826           12,793            11,333
                                                                        --------         --------         --------          --------
Income before income taxes ....................................              912              871            5,472             5,184
Income tax expense ............................................              330              306            1,979             1,839
                                                                        --------         --------         --------          --------
Net income ....................................................         $    582         $    565         $  3,493          $  3,345
                                                                        ========         ========         ========          ========
Per share
     Net income ...............................................         $   0.13         $   0.13         $   0.79          $   0.77
     Net income, assuming dilution ............................             0.13             0.12             0.78              0.74
     Cash dividends declared ..................................             0.10             0.10             0.30              0.30



See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Changes in Shareholders' Equity

                                                                   (Unaudited)

                                                                   Common Stock
                                                                   ------------                             Accumulated
                                                               Number of                    Retained   Other Comprehensive
                                                                Shares         Amount       Earnings      Income (Loss)       Total
                                                                ------         ------       --------      -------------       -----
                                                                               (Dollars in thousands, except per share)

Balance, January 1, 2004 ..................................     4,331,460     $  29,402     $  18,610      $      58      $  48,070
                                                                                                                          ---------
Comprehensive income:
    Net income ............................................             -             -         3,345              -          3,345
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $14 .......             -             -             -             25             25
    Reclassification adjustment for losses (gains)
      realized in income, net of income taxes of $2 .......             -             -             -             (3)            (3)
                                                                                                                          ---------
      Total other comprehensive income ....................             -             -             -              -             22
                                                                                                                          ---------
        Total comprehensive income ........................             -             -             -              -          3,367
                                                                                                                          ---------
Exercise of employee stock options ........................        32,902           384             -              -            384
Cash dividends declared, $.30 per share ...................             -             -        (1,305)             -         (1,305)
                                                                ---------     ---------     ---------      ---------      ---------
Balance, September 30, 2004 ...............................     4,364,362     $  29,786     $  20,650      $      80      $  50,516
                                                                =========     =========     =========      =========      =========


Balance, January 1, 2005 ..................................     4,390,784     $  30,042     $  20,075      $     (90)     $  50,027
                                                                                                                          ---------
Comprehensive income:
    Net income ............................................             -             -         3,493              -          3,493
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $136 ......             -             -             -           (245)          (245)
    Reclassification adjustment for losses (gains)
      realized in income, net of income taxes of $3 .......             -             -             -              7              7
                                                                                                                          ---------
      Total other comprehensive income (loss) .............             -             -             -              -           (238)
                                                                                                                          ---------
        Total comprehensive income ........................             -             -             -              -          3,255
                                                                                                                          ---------
Exercise of employee stock options ........................        12,744           146             -              -            146
Sale of common stock ......................................           775            14             -              -             14
Cash dividends declared, $.30 per share ...................             -             -        (1,321)             -         (1,321)
                                                                ---------     ---------     ---------      ---------      ---------
Balance, September 30, 2005 ...............................     4,404,303     $  30,202     $  22,247      $    (328)     $  52,121
                                                                =========     =========     =========      =========      =========








See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Cash Flows

                                                                                                                (Unaudited)
                                                                                                             Nine Months Ended
                                                                                                                September 30,
                                                                                                                -------------
                                                                                                            2005              2004
                                                                                                            ----              ----
                                                                                                            (Dollars in thousands)
Operating activities
     Net income ..................................................................................       $   3,493        $   3,345
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Depreciation and amortization ........................................................             709              676
            Amortization of intangibles ..........................................................             184              184
            Net amortization of securities .......................................................              60              134
            Provision for loan losses ............................................................           3,335            2,139
            Net realized losses or (gains) on sales of securities ................................              10               (5)
            Net gain realized on sale of other real estate .......................................             (24)              (9)
            Proceeds of sales of loans held for sale .............................................         159,289          137,427
            Originations of loans held for sale ..................................................        (161,881)        (140,303)
            Increase in accrued interest receivable ..............................................            (360)             (28)
            Increase in other assets .............................................................            (585)            (490)
            Increase in accrued interest payable .................................................             525              157
            Increase (decrease) in other liabilities .............................................             590             (404)
                                                                                                         ---------        ---------
                Net cash provided by operating activities ........................................           5,345            2,823
                                                                                                         ---------        ---------
Investing activities
     Net decrease in interest bearing deposits with other banks ..................................               3              250
     Purchases of available-for-sale securities ..................................................         (11,244)         (24,671)
     Maturities, calls and paydowns of available-for-sale securities .............................           4,959           29,466
     Proceeds of sales of available-for-sale securities ..........................................           4,412           11,613
     Purchases of other investments ..............................................................            (338)              (2)
     Net increase in loans made to customers .....................................................         (21,665)         (51,515)
     Purchases of premises and equipment .........................................................          (1,259)          (1,158)
     Proceeds from sales of other real estate ....................................................             224              136
                                                                                                         ---------        ---------
                Net cash used by investing activities ............................................         (24,908)         (35,881)
                                                                                                         ---------        ---------
Financing activities
     Net increase in deposits ....................................................................          31,840           14,863
     Net increase (decrease) in short-term borrowings ............................................           1,228           (5,665)
     Proceeds from issuing long-term debt ........................................................           3,000           10,506
     Repayments of long-term debt ................................................................             (74)             (70)
     Exercise of employee stock options ..........................................................             146              384
     Sale of common stock ........................................................................              14                -
     Cash dividends paid .........................................................................          (1,321)          (1,305)
                                                                                                         ---------        ---------
                Net cash provided by financing activities ........................................          34,833           18,713
                                                                                                         ---------        ---------
Increase (decrease) in cash and cash equivalents .................................................          15,270          (14,345)
Cash and cash equivalents, beginning of period ...................................................          26,968           41,875
                                                                                                         ---------        ---------
Cash and cash equivalents, end of period .........................................................       $  42,238        $  27,530
                                                                                                         =========        =========
Supplemental Disclosures of Cash Flow Information
     Cash payments for interest, including $5 capitalized interest during construction ...........       $   7,128        $   4,902
                                                                                                         =========        =========
     Cash payments for income taxes ..............................................................       $   2,879        $   2,438
                                                                                                         =========        =========
Supplemental Disclosures of Non-cash Investing Activities
     Transfers of loans receivable to other real estate ..........................................       $       -        $      87
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

Management Opinion - The interim financial statements in this report are unaudited. In the opinion of management, all the adjustments necessary to present a fair statement of the results for the interim periods have been made. Such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 2004 Annual Report on Form 10-K.

Nonperforming Loans - As of September 30, 2005, there were $10,213,000 in nonaccrual loans and $417,000 in loans 90 or more days past due and still accruing interest.

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



                                                                                             (Unaudited)
                                                                                      Period Ended September 30,
                                                                                      --------------------------
                                                                          Three Months                          Nine Months
                                                                          ------------                          -----------
                                                                    2005               2004               2005               2004
                                                                    ----               ----               ----               ----
                                                                            (Dollars in thousands, except per share amounts)

Net income per share, basic
  Numerator - net income ...............................         $      582         $      565         $    3,493         $    3,345
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          4,404,303          4,363,582          4,399,089          4,348,798
                                                                 ==========         ==========         ==========         ==========

      Net income per share, basic ......................         $      .13         $      .13         $      .79         $      .77
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution
  Numerator - net income ...............................         $      582         $      565         $    3,493         $    3,345
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          4,404,303          4,363,582          4,399,089          4,348,798
    Effect of dilutive stock options ...................             97,744            298,929            100,297            185,142
                                                                 ----------         ----------         ----------         ----------
               Total shares ............................          4,502,047          4,662,511          4,499,386          4,533,940
                                                                 ==========         ==========         ==========         ==========

          Net income per share, assuming dilution ......         $      .13         $      .12         $      .78         $      .74
                                                                 ==========         ==========         ==========         ==========

Stock Based Compensation - As discussed below, on April 14, 2005, the Securities and Exchange Commission (the SEC) adopted a rule amending the compliance date for the adoption of Statement of Financial Accounting Standards No. 123(R), ("SFAS 123(R)"), until the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. The Company has elected to continue using the methodology of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," to account for compensation expenses related to stock-based compensation. Options issued under the Company's plans have no intrinsic value at the grant date and no compensation cost is recognized in accordance with APB No. 25. Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," requires entities to provide pro forma disclosures of net income, and earnings per share, as if the fair value based method of accounting promulgated by that standard had been applied. The Company has adopted and intends to continue using the disclosure provisions of SFAS No. 123, as amended, until the required adoption of the provisions of SFAS 123(R) on January 1, 2006. Had compensation cost for the Company's stock option plan been determined based on the fair value as of the grant dates for awards under the plans consistent with the method prescribed by SFAS No. 123, the Company's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:




                                                                                              (Unaudited)
                                                                                       Period Ended September 30,
                                                                                       --------------------------
                                                                              Three Months                     Nine Months
                                                                              ------------                     -----------
                                                                           2005           2004             2005             2004
                                                                           ----           ----             ----             ----
                                                                               (Dollars in thousands, except per share amounts)

Net income, as reported ........................................         $   582         $   565         $   3,493         $   3,345
Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of any related tax effects ............................              17             214               149               642
                                                                         -------         -------         ---------         ---------
Pro forma net income ...........................................         $   565         $   351         $   3,344         $   2,703
                                                                         =======         =======         =========         =========

Net income per share, basic
     As reported ...............................................         $  0.13         $  0.13         $    0.79         $    0.77
     Pro forma .................................................            0.13            0.08              0.76              0.62
Net income per share, assuming dilution
     As reported ...............................................         $  0.13         $  0.12         $    0.78         $    0.74
     Pro forma .................................................            0.13            0.08              0.75              0.60


In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), which requires that the costs resulting from all share based payment transactions be recognized in the financial statements. SFAS 123(R) replaces SFAS 123 and supersedes APB No. 25, as well as several other related pronouncements. As originally issued, SFAS 123(R) was effective as of the beginning of the first interim or annual period beginning after June 30, 2005. The Company originally stated in its Form 10-K filed for the period as of and ending December 31, 2004 that it would adopt the provisions of SFAS 123(R) as required. However, the SEC issued, effective April 21, 2005, an "Amendment to Rule 4-01(a) of Regulation S-X Regarding the Effective Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment." This amendment changes the required SFAS 123(R) compliance date for registrants that are not small business issuers to the beginning of the first interim or annual reporting period of the registrant's first fiscal year beginning on or after June 15, 2005. Early adoption is permitted. For CBI, this amendment has the effect of delaying the required implementation of the provisions of SFAS 123(R) until the first quarter of 2006. CBI now intends to adopt the provisions of SFAS 123(R) as of January 1, 2006. CBI is currently evaluating the impact of the adoption of SFAS 123(R) on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

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


         As a result of FIN 46(R) The Federal Reserve announced new rules governing the treatment of Trust Preferred Securities as Tier I capital. These new rules, effective in April 2005, permit trust preferred securities to be treated as Tier I capital for the first 25 years of the 30 year term of the related junior subordinated debt securities. During the last five years the amount included as capital will decline by twenty percent per year.

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

CRITICAL ACCOUNTING POLICIES

         CBI has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of CBI's financial statements. The significant accounting policies of CBI are described in detail in the notes to CBI's audited consolidated financial statements included in CBI's 2004 Annual Report on Form 10-K.

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

         CBI is a holding company for four community banks and a mortgage company and, as a financial institution, believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the sections "Provision for Loan Losses," "Allowance for Loan Losses" and "The Application of Critical Accounting Policies" in the Annual Report on Form 10-K for 2004 for a detailed description of CBI's estimation process and methodology related to the allowance for loan losses.


CHANGES IN FINANCIAL CONDITION

         During the nine months ended September 30, 2005, loans increased by $20,641,000, or 5.2%, over the amount as of December 31, 2004. However, loans increased only $415,000 in the three months ended September 30, 2005, primarily due to increases in interest rates and competitive pressures on loan pricing that resulted in an increased amount of loan payoffs. The allowance for loan losses increased by $2,311,000 since December 31, 2004 primarily as a result of an increase of $5,552,000, or 109.3%, in nonperforming loans. See "Nonperforming and Potential Problem Loans." Loans held for sale as of September 30, 2005 were $2,592,000, or 17.2%, more than the December 31, 2004 amount. Federal funds sold as of the end of the 2005 nine month period were $11,428,000, or 90.9% more than the amount at the end of 2004 and $11,398,000 more than the June 30, 2005 amount. These increases were funded primarily by larger amounts of interest bearing deposits, which increased by $31,286,000 during the 2005 nine month period, and by $18,374,000 in the 2005 three month period.

RESULTS OF OPERATIONS

Earnings Performance


         Increased yields on and larger volumes of earning assets, the Company's ability to attract and manage deposits and other funding sources at reasonable rates of interest, and a resurgence in noninterest income related to renewed vigor in mortgage brokerage activities represented significant areas of improvement during the 2005 periods. However, these positive developments were offset by increased provisions for loan losses in both the three and nine month periods of 2005 and CBI's net income was only slightly higher for each period than for the same periods of 2004.


Three Months Ended September 30, 2005 and 2004


         CBI earned consolidated net income of $582,000 for the quarter ended September 30, 2005, compared with $565,000 for the comparable period of 2004. Basic earnings per share was $.13 in the 2005 quarter, unchanged from the 2004 quarter. Diluted earnings per share was $.13 for the 2005 quarter compared with $.12 for the 2004 quarter.

                                                                                     Summary Income Statement
                                                                                     ------------------------
                                                                                      (Dollars in thousands)
For the Three Months Ended September 30,                         2005               2004           Dollar Change   Percentage Change
                                                                 ----               ----           -------------   -----------------
Interest income .....................................           $8,295             $6,253              $2,042              32.7%
Interest expense ....................................            2,929              1,757               1,172              66.7%
                                                                ------             ------              ------
Net interest income .................................            5,366              4,496                 870              19.4%
Provision for loan losses ...........................            2,300              1,648                 652              39.6%
Noninterest income ..................................            2,295              1,849                 446              24.1%
Noninterest expenses ................................            4,449              3,826                 623              16.3%
Income tax expense ..................................              330                306                  24               7.8%
                                                                ------             ------              ------
Net income ..........................................           $  582             $  565              $   17               3.0%
                                                                ======             ======              ======


         Operating results for the third quarter of 2005 reflect increased net interest income resulting from improved net interest margin and increased volumes of earning assets. Although the Company's loan growth during the 2005 three month period was limited, loan growth was strong during the first six months of 2005. Interest income from those loans was a significant factor in the Company's improved net interest income in the 2005 third quarter. The Company's deposit liabilities increased significantly during the 2005 third quarter. Interest bearing deposits increased by $18,374,000 during that three month period. Time deposits of $100,000 or more increased by $11,993,000 during the 2005 third quarter. Accordingly, interest expense for the 2005 quarter increased significantly over the third quarter of 2004. Primarily because of the large increase in nonperforming loans, the provision for loan losses in the 2005 third quarter was $2,300,000, an increase of $652,000, or 39.6% over the amount for the same period of 2004. See "Allowance for Loan Losses and Provision for Loan Losses." Noninterest income was positively affected by increased service charges assessed against deposit accounts and continuing strength in mortgage brokerage activities. Noninterest expenses for the 2005 period were higher than for the 2004 period primarily as a result of increased salaries and employee benefits and higher expenses related to premises and equipment.


Nine Months Ended September 30, 2005 and 2004

         CBI's consolidated net income for the nine months ended September 30, 2005 was $3,493,000, an increase of $148,000 for the comparable 2004 period. Basic earnings per share for the 2005 period was $.79, compared with $.77 per share in 2004. Diluted earnings per share was $.78 for the 2005 period, compared with $.74 for 2004.




                                                                                    Summary Income Statement
                                                                                    ------------------------
                                                                                    (Dollars in thousands)
For the Nine Months Ended September 30,                          2005               2004           Dollar Change   Percentage Change
                                                                 ----               ----           -------------   -----------------
Interest income ......................................         $23,142             $18,089             $ 5,053             27.9%
Interest expense .....................................           7,648               5,059               2,589             51.2%
                                                               -------             -------             -------
Net interest income ..................................          15,494              13,030               2,464             18.9%
Provision for loan losses ............................           3,335               2,139               1,196             55.9%
Noninterest income ...................................           6,106               5,626                 480              8.5%
Noninterest expenses .................................          12,793              11,333               1,460             12.9%
Income tax expense ...................................           1,979               1,839                 140              7.6%
                                                               -------             -------             -------
Net income ...........................................         $ 3,493             $ 3,345             $   148              4.4%
                                                               =======             =======             =======

         Net income for the first nine months of 2005 was positively affected by increased net interest income and higher noninterest income. The repricing of variable rate loans at higher interest rates and increases in the amounts of loans outstanding and federal funds sold during the period contributed to higher interest income in the 2005 period. Higher interest expenses in the 2005 period resulted from higher interest rates paid for interest bearing deposits and volume increases in that funding source. Primarily because of a large increase in non-performing loans, the provision for loan losses in the 2005 nine month period was $3,335,000, an increase of $1,196,000, or 55.9% over the amount for the same period of 2004. See "Allowance for Loan Losses and Provision for Loan Losses" and "Nonperforming and Potential Problem Loans." Noninterest income increased for the 2005 nine month period primarily because of increased mortgage brokerage activity. Noninterest expenses increased due to higher salaries and employee benefits and expenses related to premises and equipment.


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


         Net interest income increased by $870,000, or 19.4%, in the 2005 third quarter compared with the same 2004 quarter primarily due to increasing volumes of earning assets and increasing yields and spreads.


         During the 2005 nine month period, net interest income increased by $2,464,000, or 18.9%, over the same period of 2004, primarily due to increased volumes of loans and other categories of interest earning assets. Net yield on earning assets increased to 4.13% for the 2005 nine month period from 3.95% for the same 2004 period.

         Total average interest earning assets for the 2005 nine month period increased $59,804,000 or 13.6% over the same 2004 period. Average loans outstanding for the 2005 period, including loans held for sale, increased by $64,404,000, or 17.9%, over the 2004 period. As of September 30, 2005, loans, including loans held for sale, were $23,233,000, or 5.7%, more than the amount of such loans as of December 31, 2004. The average yield on loans, including loans held for sale, increased to 6.69% for the 2005 nine month period, compared with 6.11% for the same period of 2004. The average yields on other categories of earning assets also increased for the 2005 nine month period.

         Total average interest bearing liabilities for the 2005 nine months increased $53,525,000 or 14.9% over 2004. Average short-term borrowings for the 2005 nine-month period fell $2,872,000, or 25.5%, below the average for the same period of 2004, while long-term debt for the 2005 period increased by $4,788,000, or 17.1%, primarily because of additional borrowings from the Federal Home Loan Bank of Atlanta by the subsidiary banks during 2005. Average savings and interest bearing transaction account balances grew significantly in the 2005 nine month period, also, increasing $16,072,000, or 12.0%. Average time deposits were significantly higher in the 2005 period, increasing by $35,537,000 or 19.2% over the prior year average. Management believes that higher average rates paid for all of the Company's interest bearing deposit products in the 2005 nine month period contributed to these volume increases.

         The following table provides details of the changes in the composition of CBI's average balance sheet, its interest income and expense, and the relationships between those items.



                                                                          Average Balances, Yields and Rates
                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                     2005                                         2004
                                                                     ----                                         ----
                                                                   Interest                                     Interest
                                                     Average       Income /    Yields /           Average       Income /    Yields /
                                                    Balances       Expense      Rates *          Balances       Expense      Rates *
                                                    --------       -------      -------          --------       -------      -------
                                                                                    (Dollars in thousands)
Assets
Interest earning deposits ........................    $     592      $     30       6.76%        $   1,008      $     12       1.59%
Investment securities - taxable ..................       52,925         1,262       3.18%           50,662         1,152       3.03%
Investment securities - tax exempt (1) ...........        6,388           164       3.42%            9,619           244       3.38%
Federal funds sold ...............................       14,650           355       3.23%           17,866           145       1.08%
Loans, including loans held for sale (1,2) .......      425,127        21,331       6.69%          360,723        16,536       6.11%
                                                      ---------      --------                    ---------      --------
          Total interest earning assets ..........      499,682        23,142       6.18%          439,878        18,089       5.48%
Cash and due from banks ..........................       15,542                                     15,536
Allowance for loan losses ........................       (4,957)                                    (4,283)
Premises and equipment, net ......................        7,948                                      7,166
Intangible assets ................................        7,311                                      7,557
Other assets .....................................        4,286                                      4,014
                                                      ---------                                  ---------
          Total assets ...........................    $ 529,812                                  $ 469,868
                                                      =========                                  =========

Liabilities and shareholders' equity
Interest bearing deposits
      Savings ....................................    $  87,894      $    996       1.51%        $  78,882      $    571       0.97%
      Interest bearing transaction accounts ......       61,873           308       0.66%           54,813           165       0.40%
      Time deposits ..............................      221,094         4,817       2.90%          185,557         3,032       2.18%
                                                      ---------      --------                    ---------      --------
          Total interest bearing deposits ........      370,861         6,121       2.20%          319,252         3,768       1.57%
Short-term borrowings ............................        8,379           140       2.23%           11,251           245       2.90%
Long-term debt ...................................       32,731         1,387       5.65%           27,943         1,046       4.99%
                                                      ---------      --------                    ---------      --------
          Total interest bearing liabilities .....      411,971         7,648       2.48%          358,446         5,059       1.88%
Noninterest bearing demand deposits ..............       63,927                                     59,704
Other liabilities ................................        2,085                                      1,772
Shareholders' equity .............................       51,829                                     49,946
                                                      ---------                                  ---------
          Total liabilities and
              shareholders' equity ...............    $ 529,812                                  $ 469,868
                                                      =========                                  =========

Interest rate spread (3)..........................                                  3.70%                                      3.60%
Net interest income and net yield
      on earning assets (4).......................                   $ 15,494       4.13%                       $ 13,030       3.95%

* Yields and rates are annualized.

(1) Interest income on tax exempt loans and investment securities has not been calculated on a tax-equivalent basis.
(2) Nonaccruing loans are included in the average balances and income from such loans is recognized on a cash basis.
(3) Total interest earning assets yield less total interest bearing liabilities rate.
(4) Net yield equals net interst income divided by total interest earning assets.

 Allowance for Loan Losses and Provision for Loan Losses

         The Corporation operates four independent community banks in South Carolina. Under the provisions of law and regulations governing banks, each bank's board of directors is responsible for determining the adequacy of its bank's loan loss allowance. In addition, each bank is supervised and regularly examined by the Office of the Comptroller of the Currency (the "OCC") (or the South Carolina State Board of Financial Institutions (the "State Board") and the Federal Deposit Insurance Corporation (the "FDIC") in the case of the Ridgeway bank. As a normal part of a safety and soundness examination, bank examiners assess and comment on the adequacy of a bank's allowance for loan losses and may require that changes be made in the allowance.

         The purpose of the allowance is to provide a capital reserve to protect the banks from credit loss risks inherent in their loan portfolios. Generally accepted accounting principles control the methods by which banks estimate their allowances for loan losses. The allowance for loan losses is increased by the provision for loan losses, which is a direct charge to expense. Losses on specific loans are charged against the allowance in the period in which management determines that such loans, or a portion thereof, become uncollectible. Recoveries of previously charged-off loans are credited to the allowance.

         The nature of community banking is such that the individual loan portfolios are predominantly composed of small and medium size business and individual loans. As community banks, there exists, by definition, a geographic concentration of loans within each Bank's respective city or county. Management at each bank monitors the loan concentrations and loan portfolio quality on an ongoing basis including, but not limited to: quarterly analysis of loan concentrations, monthly reporting of past dues, nonaccruals, and potential problem loans, and quarterly reporting of loan charge-offs and recoveries. These efforts focus on historical experience and are bolstered by quarterly analysis of local and state economic conditions, which are part of the Banks' assessment of the adequacy of their allowances for loan losses.

         The activity in the allowance for loan losses is summarized in the following table:


                                                                             Nine Months                               Nine Months
                                                                                Ended             Year Ended               Ended
                                                                             September 30,        December 31,        September 30,
                                                                                2005                  2004                 2004
                                                                                ----                  ----                 ----
                                                                                           (Dollars in thousands)
Allowance at beginning of period .................................           $   4,347             $   4,206             $   4,206
Provision for loan losses ........................................               3,335                 5,102                 2,139
Net charge-offs ..................................................              (1,024)               (4,961)                 (576)
                                                                             ---------             ---------             ---------
Allowance at end of period .......................................           $   6,658             $   4,347             $   5,769
                                                                             =========             =========             =========
Allowance as a percentage of loans outstanding ...................                1.61%                 1.10%                 1.51%

Loans at end of period ...........................................           $ 414,290             $ 393,649             $ 382,958
                                                                             =========             =========             =========



         The provision for loan losses for the third quarter of 2005 was $2,300,000, an increase of $652,000, or 39.6%, over the same period of 2004. Net charge-offs were $454,000 during the 2005 third quarter, compared with $164,000 during the same period of 2004. Of the 2005 third quarter net charge-offs,

$258,000 represents the charge-off of a loan that was included in the group of nonperforming loans handled by a former lending officer that were discussed in filings during 2004. During the third quarter of 2005, the provision for loan losses included $108,000 related to the same $258,000 loan. The remainder of the provision expense, approximately $2,192,000, was primarily attributable to specific amounts allocated to nonperforming and potential problem loans and other net charge-offs. The allowance for loan losses as a percentage of loans outstanding (excluding loans held for sale) was 1.61% as of September 30, 2005 compared with 1.51% at the end of the third quarter of 2004.

         The provision for loan losses for the nine month 2005 period was $3,335,000, an increase of $1,196,000, or 55.9%, over the same period of 2004. Net charge-offs were $1,024,000 during the 2005 nine month period, compared with $576,000 during the same period of 2004. Of the 2005 amount, $801,000 represents the charge-off of loans that were included in nonperforming loans handled by a former lending officer as discussed in filings during 2004. Management determined during the course of the 2005 nine month period that the collateral associated with these loans had become worthless and the borrowers were not likely to perform. The provision for loan losses for the nine month period ended September 30, 2005 included $535,000 related to net charge offs during the period of nonperforming loans of the same former lending officer. Of the remainder of the provision for the 2005 nine month period, $35,000 was attributable to growth in the loan portfolio and $2,765,000 was allocated primarily to nonperforming and potential problem loans. The allowance for loan losses stood at 1.61% of loans outstanding (excluding loans held for sale), compared with 1.10% at the end of 2004.


Nonperforming and Potential Problem Loans

         Nonperforming loans are defined as loans that are 90 or more days past due and are still accruing interest and loans that are in nonaccrual status. Potential problem loans, a lower level of concern, are defined as loans where information about the borrowers' credit problems causes management to have more than normal concern about the borrowers' ability to comply with the original repayment terms.

         Nonperforming  loans  totaled  $10,630,000  as of the  end of the  2005 period compared with $5,078,000 as of December 31, 2004, an increase of $5,552,000 or 109.3%. Following is a summary of nonperforming loans and potential problem loans for each of the past three quarters.

                                                          90 days + past      Total
                                           Nonaccrual     due and still  nonperforming   % of total      Potential       % of total
$ amounts in thousands                       loans           accruing        loans          loans       problem loans        loans
                                             -----           --------        -----          -----       -------------        -----

December 31, 2004 ..................        $ 4,941        $   137         $ 5,078           1.29%         $ 4,628            1.20%
Net change .........................            118            215             333                           2,972
                                            -------        -------         -------                         -------
March 31, 2005 .....................          5,059            352           5,411           1.33%           7,600            1.87%
Net change .........................            200             (9)            191                          10,400
                                            -------        -------         -------                         -------
June 30, 2005 ......................          5,259            343           5,602           1.35%          18,000            4.35%
Net change .........................          4,954             74           5,028                          (4,107)
                                            -------        -------         -------                         -------
September 30, 2005 .................        $10,213        $   417         $10,630           2.57%         $13,893            3.35%
                                            =======        =======         =======                         =======

         Nonaccrual loans increased $4,954,000 during the third quarter of 2005. The major components of this increase are discussed below:

         A commercial loan of $1,316,000 moved from potential problem loans into nonaccrual status because of concerns about the borrower's ability to comply with the loan's terms. The loan is substantially collateralized by real estate and business furniture and fixtures. An appraisal completed in August 2005 indicates that the real estate collateral has a value of approximately $1,200,000. Other collateral, consisting principally of the business furniture and fixtures, has a cost value estimated at approximately $500,000.

         Also, two unrelated loan relationships, aggregating $2,038,000, involving borrowers in the manufactured housing business moved from potential problem loans into nonaccrual status because of concern about the continued deterioration of their financial condition and cash flows. Collateral pledged to support the loans consists of receivables, mobile home inventories and display model modular homes. Collateral values were estimated to be approximately $1,490,000 as of September 30, 2005.

         A  fourth  loan  relationship   totaling  $999,000  was  downgraded  to
nonaccrual status. This relationship was a portion of the group of loans identified in the third quarter of 2004 as originated by the former lending officer referred to above. The borrower has performance weaknesses. Limited guarantor strength and weakness in the collateral are reflected in a specific allowance allocation for this credit.

         CBI management has made specific loan loss allowance allocations for these four relationships based on an assessment of collateral, the capacity of the customer to perform, and related factors.

         The major component of nonperforming loans existing prior to the third quarter of 2005 is discussed below:

         Approximately $2,434,000 of the September 30, 2005 nonperforming loan amount represents the balance of a loan relationship that originated in July 2004 to finance the purchase of a business. During the fourth quarter of 2004, management became aware that the business was not performing as expected and the borrower stopped making the required payments. The borrower alleged that financial information furnished by the seller and relied upon in establishing the value of the business (and its purchase price) was fraudulent. Management determined during the fourth quarter of 2004 that the loan had become collateral dependent and wrote the loan down to the estimated net realizable value of the collateral as of December 31, 2004. An independent appraisal of the real estate, fixtures and equipment of the business was completed during the second quarter of 2005 under the assumption that the business was not operating as a going concern. That appraisal supports management's estimated net realizable value and the loan's carrying amount has not since changed. CBI is presently exercising forbearance with respect to this relationship and continues to work with the borrower who is actively trying to sell the business as a going concern. Management has retained legal counsel to assist with respect to this loan.

         The remaining nonperforming loans consist of 74 loans to various individuals and businesses with an aggregate balance of $3,426,000. The amounts of the individual loans range up to approximately $500,000.

         Loans that are 90 days or more past due and still accruing interest represent loans with significant performance issues, but where management believes that each loan's collateral position provides enough protection that the bank expects full recovery of principal and interest on the loan. At
September 30, 2005 this category represented approximately .10% of the loan portfolio.

         At September 30, 2005, the Corporation had identified $13,893,000, or 3.4%, of the loan portfolio, as potential problem loans. This is an increase of $9,265,000 over the amount as of December 31, 2004. The significant increase in potential problem loans resulted largely from risk grade changes recommended by a new loan review firm, discussed below, during their initial loan portfolio reviews earlier in 2005. The substantial decrease during the third quarter was associated with several of the credits being reclassified into nonaccrual status, which are discussed above.

         The amount of potential problem loans does not represent management's estimate of potential losses since a significant portion of these loans are secured by real estate and other forms of collateral. Approximately $654,000 of potential problem loans were unsecured as of September 30, 2005.

         Management will continue to closely monitor the levels of nonperforming and potential problem loans and address the weaknesses in those credits to enhance the amount of ultimate collection or recovery of these assets.
Management considers the levels and trends in nonperforming, past due and potential problem loans in determining how the provision and allowance for loan losses is estimated and adjusted.

         Credit Risk Management System

         Risk taking is inherent in the granting of credit. To control the amounts and types of risks incurred, and to minimize losses, management has established loan policies and practices. On an ongoing basis, management seeks to better manage risk and improve internal control systems. As part of this continuous process, management hired a Chief Credit Officer for the Corporation in the second quarter of 2005. This officer has specific prior loan approval authority over major loan relationships and also assists the subsidiary banks and mortgage company in other areas of loan operation and administration. Also, during the second quarter of 2005 management changed its outside independent loan review provider. Their initial review covered essentially all loan relationships greater than $400,000, the highest risk area of the portfolio. Their preliminary reports were received late in the second quarter. CBI reviewed these reports and disclosed a substantial increase in potential problem loans in the second quarter and recorded an additional provision to the allowance for loan losses in recognition of the increase.

         During the third quarter of 2005 the Chief Credit Officer began a systematic and ongoing review of the most significant problem loans within each bank subsidiary's portfolio with each bank's senior management. This ongoing process, combined with the recent loan review reports, and more currently available information led to a determination by management that some of the most problematic loans should be moved into nonaccrual status. Based on these factors, CBI recorded a net increase in nonaccrual assets of $4,107,000 for the quarter. This also accounts, in large part, for the decrease in potential problem loans from the second quarter to the third quarter.

         In a continuation of its efforts to measure and recognize the potential issues related to its asset quality, during the fourth quarter CBI management directed its external loan review firm to conduct a loan review of certain segments of its loan portfolio they had previously not reviewed. Management believes that it is possible an additional special provision for loan losses may be required during the fourth quarter as a result of the current review.



Noninterest Income

         Non-interest income for the 2005 quarter increased $446,000, or 24.1% over the 2004 quarter. The majority of the increase was attributable to mortgage brokerage income which increased $315,000, or 37.7%. Service charges on deposit accounts increased by $107,000 for the 2005 quarter, primarily because of a more disciplined approach to the assessment and collection of these revenues during that period. Management intends to maintain this focus throughout the remainder of 2005 and beyond. CBI realized gains of $10,000 from sales of available-for-sale securities in the 2004 three-month period. There were no sales of securities in the 2005 quarter.

         Non-interest income for the 2005 nine month period increased $480,000, or 8.5%, over the 2004 amount. Most of the increase was attributable to a $394,000 or 15.8% increase in mortgage brokerage income. The Company's mortgage brokerage activities in 2005 have been affected positively by relatively stable mortgage interest rates which have allowed demand for mortgage loans to remain strong. CBI recorded securities losses of $10,000 in the 2005 nine month period compared with securities gains of $5,000 in the same 2004 period.

Noninterest Expenses

         Noninterest expenses increased by $623,000, or 16.3%, for the third quarter of 2005 compared with the 2004 quarter. Salaries and employee benefits increased $427,000, or 20.1%, primarily due to additions made to the Company's executive management and staffing a new branch office of Florence National Bank that opened during the first quarter of 2005. Premises and equipment expenses increased $44,000, or 9.5%, primarily due to the opening of the new leased branch office.


         During the first nine months of 2005, noninterest expenses increased $1,460,000, or 12.9%, as compared with the same 2004 period. Salaries and employee benefits increased $703,000, or 10.9%, due to additions made in 2005 to the Company's executive management, the opening of a new office of Florence National Bank in the first quarter of 2005 and normal periodic wage and salary adjustments. For the first nine months of 2005, premises and equipment expenses were up $166,000, or 11.3%, as compared with the 2004 period, primarily due to expenses resulting from the opening of the new banking office. Other expenses increased by $591,000 for the 2005 nine-month period due in large part to expenses related to the Company's efforts to prepare to comply with the requirements of the Sarbanes-Oxley Act of 2002 that will apply to the Company in the near future.

         Management believes that noninterest expenses will continue to increase for the remainder of 2005 and through 2006 as a result of continuing growth and expansion of the Company's network of banking offices. In addition, noninterest expenses will be increased in the future by depreciation of the new corporate headquarters building, which is currently under construction and is expected to be completed by late November, and amortization and other costs of the new core management information system, which will be implemented during the second quarter of 2006.


Income Tax Expense

         Income tax expense increased $24,000 and $140,000 for the third quarter and nine months ended September 30, 2005, respectively, due to increased taxable income. The average income tax rates applied to year-to-date income before income taxes during 2005 and 2004 were approximately 36.2% and 35.5%, respectively.

LIQUIDITY


         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in a timely and economical manner. The most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being the ability to attract deposits within CBI's market areas. Individual and commercial deposits are the primary source of funds for credit activities, along with long-term borrowings from the Federal Home Loan Bank of Atlanta and the proceeds of issuing $10,000,000 of subordinated debentures. Cash and amounts due from banks and federal funds sold are CBI's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuations in cash flow from both loans and deposits. Securities available-for-sale are CBI's principal source of secondary asset liquidity. However, the availability of this source is influenced by legal requirements that CBI pledge investment securities as collateral for any local government deposits not covered by FDIC insurance, repurchase agreement collateral and by market conditions.


         Total deposits at September 30, 2005 were $455,298,000, an increase of $31,840,000 or 7.5% over the amount at December 31, 2004. As of September 30, 2005, the loan to deposit ratio, excluding loans held for sale, was 91.0%, compared with 93.0% at December 31, 2004 and 97.3% as of September 30, 2004.


         Management believes CBI's and its subsidiaries' liquidity sources are adequate to meet their current and projected operating needs.


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

         The September 30, 2005 risk based capital ratios for CBI and its banking subsidiaries are presented in the following table, compared with the minimum required ratios and, in the case of the banks, the minimum "well capitalized" ratios under the regulatory definitions and guidelines:




                                                                                                  September 30, 2005
                                                                                                  ------------------
                                                                                   Tier 1            Total Capital          Leverage
                                                                                   ------            -------------          --------

Community Bankshares, Inc. ..........................................              13.40%               14.65%            10.29%
Orangeburg National Bank ............................................              12.05%               13.23%             9.01%
Sumter National Bank ................................................               9.47%               10.74%             7.50%
Florence National Bank ..............................................              10.20%               11.38%             8.78%
Bank of Ridgeway ....................................................              12.35%               13.60%             8.58%
Minimum "well capitalized" requirement* .............................               6.00%               10.00%             6.00%
Minimum requirement .................................................               4.00%                8.00%             4.00%


*This requirement only applies to the banks.

         As shown in the table above, each of the banks' capital ratios exceed the regulatory requirement for being considered "well capitalized." In the opinion of management, the CBI and the banking subsidiaries' current and projected capital positions are adequate.


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

Variable Interest Entity

         As discussed in the notes to unaudited consolidated financial statements under "Variable Interest Entities," as of September 30, 2005, CBI held an interest in, and guarantees the liabilities of, a non-consolidated variable interest entity.

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

         The following table sets forth the contractual amounts of commitments which represent credit risk:

                                                            September 30, 2005
                                                            ------------------
                                                                (Dollars in
                                                                 thousands)
Loan commitments ..........................................      $52,267
Standby letters of credit .................................        2,144


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


         On March 22, 2005, CBI entered into a contract for the construction of an approximately 16,000 square foot two-story office building to house its corporate headquarters and operations center. The contract price for this project is $1,476,000. Through October 31, 2005, $1,162,000 has been expended for this project and related architectural and engineering fees. Management expects completion of the building in late November 2005 and the Company will relocate shortly thereafter.

         On June 30, 2005, CBI reached an agreement with Jack Henry & Associates, Inc. to obtain licensing rights for a new core management information software system, known as Silverlake, to be used by the company and each of its subsidiaries. The cost of this core system conversion will be approximately $1,000,000. The agreement also requires CBI to pay various support and maintenance costs throughout the license period. CBI estimates that during the next five years costs will range from approximately $200,000 to $300,000 per year. However, the exact amounts will be determined by future events, such as asset growth, and cannot be determined precisely at this time. Management expects to complete the conversion process during the second quarter 2006.


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

         Derivative financial instruments are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. The following table includes the notional principal amounts of rate lock commitments and forward sales contracts as of September 30, 2005, and the estimated fair values of those financial instruments included in other assets and liabilities in the balance sheet as of that date.

                                                           September 30, 2005
                                                           ------------------
                                                                     Estimated
                                                                     Fair Value
                                                          Notional      Asset
                                                           Amount    (Liability)
                                                           ------    -----------
                                                          (Dollars in thousands)
Rate lock commitments to potential borrowers
  to originate mortgage loans to be held for sale .....     $21,540     $  (119)
Forward sales contracts with investors
  of mortgage loans to be held for sale ...............      21,540         119


ACCOUNTING AND REPORTING CHANGES

         The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued its Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer," which is effective generally for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental organizations, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. For loans acquired in fiscal years prior to this SOP's effective date and within the scope of Practice Bulletin 6, the SOP also amends the application of Practice Bulletin 6 with regard to accounting for decreases in cash flows expected to be collected. The adoption of this SOP as of January 1, 2005 had no impact on the Company's financial statements.


         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 establishes retrospective application as the required method for reporting a change in accounting principle, unless it is impracticable, in which case the changes should be applied to the latest practicable date presented. SFAS No. 154 also requires that a correction of an error be reported as a prior period adjustment by restating prior period interim statements. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.




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


         CBI's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. According to the model, as of September 30, 2005, CBI is positioned so that net interest income would increase $263,000 and net income would increase $159,000 in the next twelve months if interest rates rose 100 basis points. Conversely, net interest income would decline $263,000 and net income would decline $159,000 in the next twelve months if interest rates declined 100 basis points. In the current interest rate environment, it appears unlikely that there will be any large rate decreases in the immediate future. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions CBI, its customers and the issuers of its investment securities could undertake in response to changes in interest rates.


         As of September 30, 2005, there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2004. The foregoing disclosures related to the market risk of CBI should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2004 Annual Report on Form 10-K.

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

         The Company qualifies for the extended compliance period provided for in SEC Release 33-8392 for implementing Section 404 of the Sarbanes Oxley Act by non-accelerated filers.

                           PART II--OTHER INFORMATION

Item 6.  Exhibits

         Exhibits 31-1.    Rule 13a-14(a)/15d-14(a) Certification of principal
                           executive officer

                  31-2. Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

                  32.      Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        DATED: November 14, 2005


COMMUNITY BANKSHARES, INC.

By:  s/  Samuel L. Erwin
         -------------------------------------
         Samuel L. Erwin
         Chief Executive Officer

By:  s/  William W. Traynham
         -------------------------------------
         William W. Traynham
         President and Chief Financial Officer
         (Principal Accounting Officer)

                                  EXHIBIT INDEX

31-1     Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31-2     Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

32       Certifications Pursuant to 18 U.S.C. Section 1350