Form 10-K
period 2005-12-31
COMMUNITY BANKSHARES INC /SC/
filed 2006-03-31
CIK 894508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 2005        Commission File No. 000-22054

                           COMMUNITY BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)


         South Carolina                                           57-0966962
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

                    102 Founders Court, Orangeburg, SC 29118
               (Address of principal executive offices, zip code)

        Registrant's telephone number, including area code (803) 535-1060

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
Common Stock, No Par Value                      American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[ ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the
Act.
[ ] Yes    [X] No

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes    [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2005 was approximately $59,776,000.

As of March 17, 2006, there were 4,425,648 shares of the registrant's common stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the Registrant's Proxy Statement
             for the 2006 Annual Meeting of Shareholders - Part III


                             10-K TABLE OF CONTENTS

                                                           Part I                                         Page
Item 1          Description of Business                                                                    3
Item 1A         Risk Factors                                                                              12
Item 1B         Unresolved Staff Comments                                                                 16
Item 2          Properties                                                                                16
Item 3          Legal Proceedings                                                                         17
Item 4          Submission of Matters to a Vote of Security Holders                                       17

                                     Part II
Item 5          Market for Registrant's Common Equity, Related Stockholder Matters and
                   Issuer Purchases of Equity Securities                                                  17
Item 6          Selected Financial Data                                                                   19
Item 7          Management's Discussion and Analysis of Financial Condition and Results of
                   Operations                                                                             20
Item 7A         Quantitative and Qualitative Disclosures about Market Risk                                47
Item 8          Financial Statements and Supplementary Data                                               51
                Report of Independent Registered Public Accounting Firm                                   52
                Consolidated Balance Sheets, December 31, 2005 and 2004                                   53
                Consolidated Statements of Income,
                   Years Ended December 31, 2005, 2004 and 2003                                           54
                Consolidated Statements of Changes in Shareholders' Equity,
                   Years Ended December 31, 2005, 2004 and 2003                                           55
                Consolidated Statements of Cash Flows,
                   Years Ended December 31, 2005, 2004 and 2003                                           56
                Notes to Consolidated Financial Statements                                                57
                Quarterly Data for 2005 and 2004                                                          90
Item 9          Changes In and Disagreements with Accountants
                   on Accounting and Financial Disclosure                                                 91
Item 9A         Controls and Procedures                                                                   91
Item 9B         Other Information                                                                         91

                                    Part III
Item 10         Directors and Executive Officers of the Registrant                                        91
Item 11         Executive Compensation                                                                    *
Item 12         Security Ownership of Certain Beneficial Owners and Management and
                   Related Stockholder Matters                                                            92
Item 13         Certain Relationships and Related Transactions                                            *
Item 14         Principal Accountant Fees and Services                                                    *

                                     Part IV
Item 15         Exhibits and Financial Statement Schedules                                                94

* Incorporated by reference to Registrant's Proxy Statement for the 2006 Annual Meeting of Shareholders

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

         Other services offered by the Banks include safe deposit boxes, night depository service, VISA and Master Card brand charge cards (through a correspondent), tax deposits, sale of U.S. Treasury bonds, notes and bills and other U. S. government securities (through a correspondent), twenty-four hour automated teller service, and consumer and commercial Internet banking services. Each of the Banks has ATMs and they are all part of the Star and Cirrus networks.

         CRM provides a wide variety of one to four family residential mortgage products in the Columbia, Sumter, Anderson, and Charleston South Carolina markets.

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

         The market area for the Orangeburg bank generally encompasses an area extending nine miles around the city of Orangeburg. The market area for the Sumter bank generally encompasses the county of Sumter. The market area for the Florence bank generally encompasses the city of Florence. The market area for the Ridgeway bank generally encompasses Fairfield County (for the Ridgeway and Winnsboro offices) and the town of Blythewood in Richland County. In the conduct of certain banking business, the Banks also compete with credit unions, consumer finance companies, insurance companies, money market mutual funds, and other financial institutions, some of which are not subject to the same degree of regulation and restrictions imposed upon the Banks. Many of these competitors have substantially greater resources and lending limits than the Banks and offer certain services, such as international banking and trust services, which the Banks do not provide. The Banks believe, however, that their relatively small size permits them to offer more personalized services than many of their competitors. The Banks attempt to compensate for their lower lending limits by participating larger loans with other institutions, generally with each other.

         Most of the other financial institutions in the Orangeburg, Sumter, Florence and most of the Ridgeway service areas are branch offices of large, regional banks that have offices located throughout South Carolina. At June 30, 2005, there were nine FDIC insured financial institutions competing with the Corporation in the city of Orangeburg, eight such financial institutions competing with it in the city of Sumter, 14 such financial institutions competing with it in the city of Florence, three such financial institutions competing with it in Fairfield County, and 15 such financial institutions competing with it in the Richland County market areas. At June 30, 2005, the Orangeburg bank had the second largest deposit base in the city of Orangeburg; the Sumter bank had the third largest deposit base in the city of Sumter; the Florence bank had the sixth largest deposit base in the city of Florence; and the Ridgeway bank had the largest deposit base in Fairfield County and approximately half the deposits in the town of Blythewood.

         The mortgage company has offices in Anderson, Richland, Sumter and Charleston Counties of South Carolina, where it competes with hundreds of financial institutions and mortgage originators.

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

         Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the Office of the Comptroller of the Currency ("OCC") is authorized to require payment of the deficiency by assessment upon the bank's shareholders', pro rata, and to the extent necessary, if any such assessment is not paid by any shareholder after three months notice, to sell the stock of such shareholder to make good the deficiency.

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

         Each national banking association is required by federal law to obtain the prior approval of the OCC for the payment of dividends if the total of all dividends declared by the board of directors of such bank in any year will exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years, less any required transfers to surplus. In addition, national banks can pay dividends only to the extent that retained net profits (including the portion transferred to surplus) exceed bad debts (as defined by regulation). South Carolina banking regulations also restrict the amount of dividends that South Carolina state banks can pay shareholders. Any dividends by a South Carolina state bank that exceed the bank's total year-to-date earnings are subject to prior approval of the South Carolina Commissioner of Banking and are generally payable only from undivided profits. Payment of dividends by a state bank would also be prohibited if the effect would be to cause the Bank's capital to fall below applicable minimum capital requirements.

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

FDIC Insurance Assessments

         Because the Banks' deposits are insured by the Bank Insurance Fund of the FDIC ("BIF"), the Banks are subject to semiannual insurance assessments imposed by the FDIC. Since January 1, 1997, the assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of insured deposits, depending on the institution's capital position and other supervisory factors. However, legislation enacted in 1996 requires that both Savings Association Insurance Fund ("SAIF") insured and BIF insured deposits pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO"). The FICO assessment is adjusted quarterly to reflect changes in the assessment bases of the respective funds based on quarterly Call Report and Thrift Financial Report submissions. The Federal Deposit Insurance Reform Act of 2005 will change the manner and amount of insurance assessments beginning in 2006. The changes are not expected to have a material effect on the Banks in 2006.

Regulation of the Banks

         Orangeburg National Bank, Sumter National Bank, and Florence National Bank are subject to regulation and examination by OCC bank examiners. The Bank of Ridgeway is subject to regulation and examination by the FDIC and the State Board. In addition, the Banks are subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. The Banks' loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, which prohibit discrimination on the basis of certain prohibited factors in extending credit; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Banks are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services. The Banks are also subject to the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the USA PATRIOT Act, dealing with, among other things, requiring the establishment of anti-money laundering programs including standards for verifying customer information at account opening.

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

         A bank that is "undercapitalized" becomes subject to provisions of the Federal Deposit Insurance Act ("FDIA") restricting payment of capital distributions and management fees; requiring the bank's primary federal regulator to monitor the condition of the bank; requiring submission by the bank of a capital restoration plan; prohibiting the acceptance of employee benefit plan deposits; restricting the growth of the bank's assets and requiring prior approval of certain expansion proposals. A bank that is "significantly undercapitalized" is also subject to restrictions on compensation paid to senior management of the bank, and a bank that is "critically undercapitalized" is further subject to restrictions on the activities of the bank and restrictions on payments of subordinated debt of the bank. The purpose of these provisions is to require banks with less than adequate capital to act quickly to restore their capital and to have the bank's primary federal regulator move promptly to take over banks that are unwilling or unable to take such steps.

         Brokered Deposits. Under current FDIC regulations, "well capitalized" banks may accept brokered deposits without restriction, "adequately capitalized" banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on interest rates that may be paid on such deposits), while "undercapitalized" banks may not accept brokered deposits. The regulations provide that the definitions of "well capitalized", "adequately capitalized" and "undercapitalized" are the same as the definitions adopted by the agencies to implement the prompt corrective action provisions described in the previous paragraph.

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

Fiscal and Monetary Policy

         Banking is a business which depends to a large extent on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank's earnings. Thus, the earnings and growth of CBI are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and reserve requirements on deposits. The nature and timing of any changes in such policies and their impact on CBI cannot be predicted.

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

Employees

         At December 31, 2005 the Corporation employed 194 full time equivalent employees. Management believes that its employee relations are excellent.

Further Information

         Further information about the business of the Corporation and the Banks is set forth in this Form 10-K under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 1A.  Risk Factors

                          Risks Related to Our Industry

         We are subject to governmental regulation which could change and increase our cost of doing business or have an adverse effect on our business.

         We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Most of this regulation is designed to protect our depositors and other customers, not our shareholders. Our compliance with the requirements of these agencies is costly and may limit our growth and restrict certain of our activities, including, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and locations of offices. We are also subject to capitalization guidelines established by federal authorities and our failure to meet those guidelines could result in limitations being imposed on our activities or, in an extreme case, in our banks being placed in receivership. We have also recently been subjected to the extensive and expensive requirements imposed on public companies by the Sarbanes-Oxley Act of 2002 and related regulations.

         The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the impact of these changes on our business or profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

         We are susceptible to changes in monetary policy and other economic factors which may adversely affect our ability to operate profitably.

         Changes in governmental, economic and monetary policies may affect the ability of our bank to attract deposits and make loans. The rates of interest payable on deposits and chargeable on loans are affected by governmental regulation and fiscal policy as well as by national, state and local economic conditions. All of these matters are outside of our control and affect our ability to operate profitably.

                          Risks Related to Our Business

         We depend on the services of a number of key personnel, and a loss of any of those personnel could disrupt our operations and result in reduced revenues.

         The success of our business depends to a great extent on our customer relationships. Our growth and development to date have depended in large part on the efforts of our senior management team. A number of these senior officers have primary contact with our customers and are extremely important in maintaining personalized relationships with our customer base, a key aspect of our business strategy, and in increasing our market presence. The unexpected loss of services of one or more of these key employees could have a material adverse effect on our operations and possibly result in reduced revenues if we were unable to find suitable replacements promptly.

         We may be unable to successfully manage our sustained growth.

         Our future profitability will depend in part on our ability to manage growth successfully. Our ability to manage growth successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits, as well as on factors beyond our control, such as economic conditions and interest rate trends. If we grow too quickly and are not able to control costs and maintain asset quality, growth could materially adversely affect our financial performance.

         Our continued pace of growth or regulatory requirements may require us to raise additional capital in the future, but that capital may not be available when it is needed or be available on favorable terms.

         We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future. Nevertheless, we may need to raise additional capital to support additional growth or to meet regulatory requirements. Our ability to raise additional capital, if needed, will depend, among other things, on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. If we cannot raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth and acquisitions could be limited.

         If our loan customers do not pay us as they have contracted to, we may experience losses.

         Our principal revenue producing business is making loans. If the loans are not repaid, we will suffer losses. Even though we maintain an allowance for loan losses, the amount of the allowance may not be adequate to cover the losses we experience. We attempt to mitigate this risk by a thorough review of the creditworthiness of loan customers. Nevertheless, there is risk that our credit evaluations will prove to be inaccurate due to changed circumstances or otherwise.

         We face strong competition from larger, more established competitors which may adversely affect our ability to operate profitably.

         We encounter strong competition from financial institutions operating in our market areas. In the conduct of our business, we also compete with credit unions, insurance companies, money market mutual funds and other financial institutions, some of which are not subject to the same degree of regulation as we are. Many of these competitors have substantially greater resources and lending abilities than we have and offer services, such as investment banking, trust and international banking services that we do not provide. We believe that we have competed, and will continue to be able to compete, effectively with these institutions because of our experienced bankers and personalized service, as well as through loan participations and other strategies and techniques. However, we cannot promise that we are correct in our belief. If we are wrong, our ability to operate profitably may be negatively affected.

         Technological changes affect our business, and we may have fewer resources than many of our competitors to invest in technological improvements.

         The financial services industry continues to undergo rapid technological changes with frequent introductions of new technology-driven products and services. In addition to enabling financial institutions to serve clients better, the effective use of technology may increase efficiency and may enable financial institutions to reduce costs. Our future success may depend, in part, upon our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations. We may need to make significant additional capital investments in technology in the future, and we may not be able to effectively implement new technology-driven products and services. Many of our competitors have substantially greater resources to invest in technological improvements.

         Our profitability and liquidity may be affected by changes in interest rates and economic conditions.

         Our profitability depends upon our net interest income, which is the difference between interest earned on our interest-bearing assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004 through January 2006, the Federal Reserve has raised rates fourteen times for a total increase of 3.50%. Increases in interest rates generally decrease the market values of interest-bearing investments and loans held and therefore may adversely affect our liquidity and earnings. Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types.

                        Risks Related to Our Common Stock

         Our common stock has a limited trading market, which may limit your ability to sell your stock.

         Our common stock is traded on the American Stock Exchange under the symbol "SCB." Since January 1, 2005, the average weekly trading volume has been approximately 6,200 shares. Accordingly, a shareholder who wishes to sell a large number of shares may experience a delay in selling the shares or have to sell them at a lower price in order to sell them promptly.

         We may issue additional securities, which could affect the market price of our common stock and dilute your ownership.

         We may issue additional securities to raise additional capital, to support growth, or to make acquisitions. Sales of a substantial number of shares of our common stock, or the perception by the market that those sales could occur, could cause the market price of our common stock to decline or could make it more difficult for us to raise capital through the sale of common stock or to use our common stock in future acquisitions.

         There is no guarantee we will continue to pay cash dividends in the future at the same or any level.

         Declaration and payment of dividends are within the discretion of our board of directors. Our banks are currently our only source of funds with which to pay cash dividends. Our banks' declaration and payment of future dividends to us are within the discretion of the banks' boards of directors, and are dependent upon their earnings, financial condition, their need to retain earnings for use in the business and any other pertinent factors. The banks' payment of dividends is also subject to various regulatory requirements and the ability of the banks' regulators to forbid or limit their payment of dividends.

         Provisions in our articles of incorporation and South Carolina law may discourage or prevent takeover attempts, and these provisions may have the effect of reducing the market price for our stock.

         Our articles of incorporation include several provisions that may have the effect of discouraging or preventing hostile takeover attempts, and therefore of making the removal of incumbent management difficult. The provisions include staggered terms for our board of directors and requirements of supermajority votes to approve certain business transactions. In addition, South Carolina law contains several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors, and may make it more difficult or expensive for a third party to acquire a majority of our outstanding common stock. To the extent that these provisions are effective in discouraging or preventing takeover attempts, they may tend to reduce the market price for our stock.

         Our common stock is not insured, so you could lose your total investment.

         Our common stock is not a deposit, savings account or obligation of our bank and is not insured by the Federal Deposit Insurance Corporation or any other government agency. Should our business fail you could lose your total investment.

Item 1B.  Unresolved Staff Comments

         Not applicable because the Registrant is not an accelerated filer or a large accelerated filer.

Item 2.  Description of Property

         The Corporation owns approximately three acres of land located at 102 Founders Court in the northeast area of the City of Orangeburg on which it constructed a two story, 16,000 square foot corporate headquarters and operations center building. The new building was completed during the fourth quarter of 2005, and the Corporation began fully operating from this facility in mid-January 2006.

         The Corporation leases office space for its Chief Credit Officer and Director of Human Resources at 508 Hampton Street, Suite 203, Columbia, SC under the terms of a lease that expires in November, 2007. At the end of that period, the lease will automatically renew on a month-to-month basis.

         The Orangeburg bank owns land located at 1820 Columbia Road NE, in Orangeburg, South Carolina, where the Orangeburg bank maintains its main office, which is a one-story building of approximately 7,000 square feet. The Orangeburg bank also owns a 6,500 square foot branch office at 791 Broughton Street in Orangeburg, as well as a building, which was previously a branch of the bank, at the corner of Broughton and Glover Streets in Orangeburg. The Orangeburg bank previously rented the building at the corner of Glover and Broughton to the Corporation for office space. Those offices have now been moved into the Corporation's new headquarters and operations building and the Orangeburg bank now intends to demolish the old building. In June 1999, the Bank moved into a branch facility located adjacent to the old building. This branch office is approximately 6,500 square feet.

         The Sumter bank owns the property at 683 Bultman Drive in Sumter where its main office is housed in a one-story 6,500 square foot building. The Sumter bank opened a branch bank at 1135 West Liberty Street in Sumter in February 2002. The branch is a one-story building of approximately 3,600 square feet. The land, approximately one acre, is leased under a non-cancellable operating lease for an initial term of twenty years, with four five-year renewal options. The Sumter bank is responsible for property taxes and improvements.

         The Florence bank leases approximately 1.7 acres of land located at 2009 Hoffmeyer Road in Florence, South Carolina for its main office. The lease is for an initial term of ten years and provides for two ten year renewals and a final two year renewal. The Florence bank is responsible for property taxes and improvements. The Corporation built a 7,500 square foot, one-story building for the Florence bank on the leased site. The Florence bank also leases approximately one quarter acre of land and a 2,000 square foot building at 812 Second Loop Road, Florence, SC for its branch office. The lease is for an initial term of five years and contains both early termination and renewal options. The Florence bank also purchased a 1.1 acre lot on the 600 block of the Pamplico Highway in Florence for approximately $600,000. This property is intended for future development.

         The Ridgeway bank's main office is located in a two story building on a quarter acre site owned by the Bank at 100 S. Palmer Street in Ridgeway. The bank also owns a 1,590 square foot one story branch office on a .9 acre site at 115 McNulty Street in Blythewood, SC, and a 1,900 square foot one story branch office on a one acre site at 610 West Moultrie Street in Winnsboro, SC. The bank owned approximately 1.5 acres of land on Longtown Road in Northeast Richland County, SC, where it previously had plans to build a new full-service banking office. Those plans are no longer in effect and the property was sold to an unrelated third-party in late December 2005 for approximately $355,000. The Ridgeway Bank has obtained regulatory approval to move its Blythewood, SC office from its present location to the Village, located off of Blythewood Road near Interstate 77. The Bank intends to lease approximately 7,500 square feet of a two story building which is currently under construction. Completion of this project and relocation of this office is expected to be accomplished during the second quarter of 2006.

         CRM operates from leased offices located at 508 Hampton Street, Suite 201, Columbia, SC, 10253 Two Notch Road, Columbia, SC, 1135 West Liberty Street, Sumter, SC, 2406 North Main Street, Anderson, SC, and 1156 Bowman Road, Suite 103, Mount Pleasant, SC. The Hampton Street, Columbia office is leased under the terms of a five year lease. At the end of that period, the lease will automatically renew on a month-to-month basis. The other offices are rented under month-to-month rental agreements.

         Information about future lease payments is included in Note 7 to the consolidated financial statements contained elsewhere in this report.

Item 3.  Legal Proceedings

         The Company, the Banks and the Mortgage Company are from time to time subject to legal proceedings in the ordinary course of their business. No proceedings were pending at December 31, 2005, that management believes are likely to have a material adverse effect on the Company or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted for a vote of the security holders during the fourth quarter of 2005.

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

                       Quarter Ended         High         Low
                       -------------         ----         ---
                        March 31, 2004     $ 20.92     $ 17.70
                         June 30, 2004     $ 19.00     $ 16.80
                    September 30, 2004     $ 18.90     $ 17.30
                     December 31, 2004     $ 19.50     $ 17.37
                        March 31, 2005     $ 18.59     $ 16.45
                         June 30, 2005     $ 18.50     $ 15.91
                    September 30, 2005     $ 17.95     $ 16.45
                     December 31, 2005     $ 18.24     $ 16.60


         During 2005, the Corporation had stock sales volume of 324,300 shares compared with 385,500 shares the prior year.

         There were 2,003 holders of record of the Corporation's Common Stock (no par value) as of December 31, 2005 compared with 2,183 the prior year.

         During 2005, the Corporation authorized and paid quarterly cash dividends totaling $.40 per share. The total cost of these dividends was $1,761,000 or 174.2% of after tax profits. During 2004, the Corporation authorized and paid quarterly cash dividends totaling 40 cents per share. The total cost of these dividends was $1,744,000 or 54.3% of after tax profits. The dividend policy of the Corporation is subject to the discretion of the Board of Directors and depends upon a number of factors, including earnings, financial condition, cash needs and general business conditions, as well as applicable regulatory considerations. Subject to ongoing review of these circumstances, the Board expects to maintain a reasonable, safe and sound dividend payment policy.

         The current source of dividends to be paid by the Corporation is the dividends received from its banking subsidiaries. Accordingly, the laws and regulations that govern the payment of dividends by national banking associations and state chartered banks may restrict the Corporation's ability to pay dividends. National banks may pay dividends only out of present and past earnings and state banks may only pay out of current earnings without prior regulatory approval. Both are subject to numerous limitations designed to ensure that the Banks have adequate capital to operate safely and soundly (See Item 1. Description of Business - Supervision and Regulation - Payment of Dividends). As of December 31, 2005, the Banks could have declared additional dividends of up to $5,747,000 without the approval of regulatory authorities. As of January 1, 2006, the dividend restrictions would have allowed the Banks to pay no more than approximately $2,411,000 in dividends without the prior approval of regulators.

         The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

         The Corporation did not purchase any shares of its common stock during the fourth quarter of 2005. The Corporation sold 775 shares of its common stock in transactions that were not registered under the Securities Act of 1933 during the year ended December 31, 2005. Details of this sale were included in the Form 10-Q for the quarter ended June 30, 2005.

Item 6.  Selected Financial Data

         The following is a summary of the consolidated financial position and results of operations of the Corporation for the years ended December 31, 2001 through 2005.



                                                                                 Years Ended December 31,
                                                                                 ------------------------
                                                          2005             2004            2003            2002 (1)         2001 (2)
                                                          ----             ----            ----            --------         --------
INCOME STATEMENT DATA                                                             (Dollars in Thousands)
Net interest income ...........................        $ 20,801         $ 17,843         $ 16,708         $ 14,625         $ 10,940
Provision for loan losses .....................           9,637            5,102            1,119            1,033              650
Noninterest income ............................           8,003            7,278            9,125            7,194            3,584
Noninterest expense ...........................          17,391           15,039           15,932           12,465            7,810
Net income ....................................           1,011            3,209            5,635            5,401            3,908

PER COMMON SHARE
Net income - basic ............................        $   0.23         $   0.74         $   1.31         $   1.42         $   1.21
Net income - diluted ..........................            0.22             0.72             1.27             1.38             1.20
Cash dividends ................................            0.40             0.40             0.36             0.32             0.28
Book value ....................................           11.12            11.39            11.10            10.16             8.35

BALANCE SHEET DATA (YEAR END)
Total assets ..................................        $556,836         $512,377         $466,580         $437,320         $318,617
Loans held for sale ...........................          12,447           15,090            8,411           24,664           10,265
Loans, net ....................................         402,343          389,302          327,900          302,911          237,340
Deposits ......................................         464,209          423,458          378,704          337,062          255,433
Shareholders' equity ..........................          48,992           50,027           48,070           43,717           27,547

FINANCIAL RATIOS
Return on average assets ......................            0.19%            0.67%            1.25%            1.43%            1.36%
Return on average equity ......................            1.94%            6.41%           12.17%           15.10%           15.58%
Net interest margin ...........................            4.12%            3.98%            3.95%            4.14%            4.00%

OPERATIONS DATA
Banks' branch offices .........................               9                9                8                8                4
Mortgage loan offices .........................               4                4                3                3                3
Employees (full-time equivalent) ..............             194              182              190              175              126

(1)   July, 2002 - Ridgeway Bancshares, Inc. acquired.
(2)   November, 2001 - Community Resource Mortgage, Inc. acquired.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

INTRODUCTION

         The discussion and data presented below analyze major factors and trends regarding the financial condition and results of operations of Community Bankshares Inc. and its subsidiaries for the three year period ended December
31, 2005. This information should be reviewed in conjunction with the consolidated financial statements and related notes contained elsewhere in this report.

Business of the Corporation

         Community Bankshares Inc. is a bank holding company. CBI owns four banking subsidiaries: Orangeburg National Bank, Sumter National Bank, Florence National Bank, and the Bank of Ridgeway, and a mortgage company subsidiary, Community Resource Mortgage, Inc. CBI provides executive management, item and data processing and other technical services for its subsidiaries. The consolidated financial report for 2005 represents the operations of the holding company, its banks and the mortgage company on a consolidated basis. Condensed parent-only financial statements are presented in the notes to the consolidated financial statements.

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

         Community Resource Mortgage, Inc., a South Carolina corporation, is a mortgage brokerage company that provides a variety of one to four family residential mortgage products, primarily for resale in the secondary market, from offices in Columbia, Sumter, Charleston and Anderson, South Carolina.

EARNINGS PERFORMANCE

2005 compared with 2004

         For the year ended December 31, 2005, the Corporation recorded net income of $1,011,000, a decrease of $2,198,000, or 68.5%, from net income of $3,209,000 for 2004. Net income per share for 2005 was $.23 compared with $.74 for 2004. Diluted net income per share was $.22 for 2005 compared with $.72 for 2004. Return on average assets was .19% for 2005 compared with .67% for 2004. Return on average shareholders' equity was 1.94% for 2005 compared with 6.41% for 2004.

         The change in net income for 2005 was affected primarily by the following factors:

o the 2005 loan loss provision expense increased by $4,535,000 over 2004 primarily due to credit quality issues centered mainly in one bank subsidiary;

o mortgage loan brokerage income increased by $571,000 due to an increase in residential mortgage loan production that resulted, in part, from modifying the mortgage subsidiary's loan origination and funding activities, and from a resurgence in demand for residential mortgage loans;

o    noninterest  expenses increased by $2,352,000,  primarily due to the hiring
     of  additional  corporate  executive  and  administrative   officers,   and
     increased commission-based compensation paid by the mortgage subsidiary;

o increased average holdings of loans and investments and higher yields associated with those instruments resulted in a $6,732,000 increase in interest and dividend income;

o interest expense increased by $3,774,000 principally due to higher interest rates paid on time deposits; and

o income tax expense was reduced by $1,006,000 due to lower taxable income resulting from the net effect of the factors enumerated above.

         Net interest income for 2005 increased by $2,958,000 over the 2004 amount due to increases of $6,134,000 and $426,000 in interest income on loans and federal funds sold, respectively, and increases of $3,438,000 and $343,000 in interest expenses related to interest-bearing deposits and long-term debt, respectively. Interest expense for long-term debt increased in 2005 due to increases in the average amount of such debt outstanding and increased variable interest rates paid for $10,000,000 of junior subordinated debt issued by the Corporation during 2004. The proceeds of this debt were used primarily to increase the capitalization of some of the subsidiary Banks, to fund mortgage loan brokerage production and for other general corporate purposes.

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

         The change in net income for 2004 was affected primarily by the following factors:

o the 2004 loan loss provision expense increased by $3,983,000 over 2003 due primarily to problems associated with several large commercial loans;
o mortgage loan brokerage income decreased $2,070,000 because of a significant reduction in residential mortgage loan production;
o    noninterest  expenses  decreased  by  $893,000,   primarily  due  to  lower
     commission  based  salaries  and  benefits  paid  for  mortgage   brokerage
     staffing;
o increased average holdings of loans and investments resulted in a $606,000 increase in interest and dividend income;
o interest expense was decreased by $529,000 primarily due to lower interest rates paid on time deposits and lower funding costs for mortgage brokerage activities;
o income tax expense was reduced by $1,376,000 due to the net effect of the factors enumerated above.

         Net interest income for 2004 increased by $1,135,000 over the 2003 amount due to increases of $587,000 and $90,000 in interest income on loans and investment securities, respectively, and decreases of $465,000 and $545,000 in interest expenses related to time deposits and short-term borrowings, respectively. Interest expense for long-term debt increased by $401,000 in 2004, primarily due to the issuance of $10,000,000 of junior subordinated debt by the Corporation

Credit Quality Issues in 2005 and 2004

         The greatest single factor in changing net income in 2005 and 2004 was the tremendous increase in the provisions for loan losses. In 2005 the provision was $9,637,000 and in 2004 it was $5,102,000. This compares to $1,119,000 in
2003, $1,033,000 in 2002 and $650,000 in 2001.

         More than 80% of the provisions made in 2005 and 2004 were attributable to credit quality issues at one of the Corporation's subsidiary banks. The Corporation became aware of credit quality issues at the bank in mid-2004 in connection with the departure of a senior lending officer of the bank. Management initially became aware of a number of loans with significant issues and began a program to strengthen and collect those loans. That program was only partially successful as some of the borrowers' financial conditions and value of collateral deteriorated during collection efforts. The Corporation also realized that it would benefit from strengthening its credit risk management system. In 2004 that effort was carried out by redirecting the Corporation's existing capabilities to focus on the bank in question.

         As part of the ongoing process of risk assessment and mitigation, management hired a Chief Credit Officer for the Corporation early in the second quarter of 2005. Also, during the second quarter of 2005 management changed its outside independent loan review firm to gain greater resources and expertise. The changes allowed the Corporation to obtain the benefits of detailed, thorough reviews of a greater portion of its loan portfolio in a shorter time period than had previously been possible.

         During 2005 the independent loan review firm reviewed all of the Corporation's loan relationships greater than $400,000, approximately 40% of loans outstanding. Their review resulted in the movement of a significant number and dollar amount of loans into less favorable risk grades. In such cases, management also undertook a review of the value of any collateral securing the loans to estimate the net realizable value of the collateral in the event of a default.

         In some cases, management concluded that it was probable that the Corporation would be unable to collect the amounts due according to the contractual terms of the loan agreement and categorized those loans as impaired. In other cases, the downgraded loans were designated as potential problem loans. Although designation as a potential problem loan does not represent management's estimate that the Corporation will suffer a loss with respect to the loan, it does identify loans that merit close attention to reduce the risk of loss.

         The Corporation is required to estimate the collectibility of its loan portfolio as of each accounting period end and, as a result, provide an allowance for loan losses. The allowance for loan losses is increased by the provision for loan losses which is charged to expense and by any recoveries received on loans previously charged off. The allowance is decreased by deducting the amount of uncollectible loans charged off. The reviews referred to above were factored into management's estimates of the probable losses inherent in the Corporation's loan portfolio at December 31, 2004 and 2005 and resulted in substantial increases in the amount of the allowance at each of those dates which, in turn, was substantially responsible for the very large provisions for loan losses recorded in 2004 and 2005.

         At year end 2005, approximately 55% of the Corporation's impaired loans and 58% of the potential problem loans were associated with the same bank subsidiary, although that bank accounted for only 29.29% of the Corporation's total loans. Over the course of 2005, management of the Corporation took a number of additional actions to improve credit risk management at that subsidiary. These included more aggressive review of maturing loans to improve the bank's collateral position and the borrowers' ability to service the debt; the hiring of an experienced special assets officer on a contract basis, under the supervision of the Chief Credit Officer, to work out problem loans; a more frequent level of loan review conducted by the external loan review firm; and a mandatory loan approval review of larger loan relationships conducted by the Chief Credit Officer as well as the Loan Committee of the bank. Management believes that this will result in a significant improvement in the early identification of problem and potential problem loans and it will also improve the quality of new loans.

         Additional information about the Corporation's provision for loan losses, allowance for loan losses, impaired loans and potential problem loans is discussed under the heading "Allowance for Loan Losses," below.

Net Interest Income

         Net interest income, the difference between interest income earned and interest expense incurred, is the principal source of the Corporation's earnings. Net interest income is affected by changes in the levels of interest rates and by changes in the volume and mix of interest earning assets and interest bearing liabilities. Beginning in mid-2004 and continuing throughout 2005, the Federal Reserve Board steadily increased certain short-term interest rates under its control. These actions resulted in similar increases in other market rates of interest, primarily in the short and intermediate terms up to about seven years. Longer term rates remained at approximately the same levels as previously. These actions affected CBI in several ways: loan yields and interest costs increased as interest rates on loans with variable interest rates were reset and maturing time deposits and newly acquired time deposits were priced at current market levels; savings, NOW and money market rates were adjusted upward primarily in response to market competition for deposits; and borrowing costs increased as rates associated with those instruments moved higher. Because longer-term rates were largely unaffected by the Federal Reserve Board's actions, especially those in the 15- to 30-year range which largely influences mortgage rates, the mortgage subsidiary experienced a resurgence in demand during 2005. Consequently, fees and other mortgage brokerage income items were favorably affected.

         From 2002 and through the first six months of 2004, market interest rates were generally stable. Beginning in 2000 and continuing until late in the second quarter of 2004, the Federal Reserve Board's policy was to provide stimulus to the U.S. economy by first setting, and then maintaining, interest rates at low levels. The effects of these actions on the Corporation were varied. The Corporation's overall funding costs decreased during the period, but there were similar decreases in the yields realized on loans and investments. The mortgage subsidiary experienced extremely large volumes of originations and refinancing activity, which strained its ability both to fund and to process those transactions until the volume diminished in the fourth quarter of 2003. Refinancing activity during the first six months of 2004 was driven primarily by uncertainty and concern about whether the Federal Reserve Board would begin to cause interest rates to rise, and, if so, the magnitude and timing of those increases.

         Net interest income was $20,801,000,  $17,843,000,  and $16,708,000 for
2005, 2004, and 2003, respectively. The amounts of interest income increased in both 2005 and 2004, and interest expense amounts increased in 2005 and decreased in 2004. Average earning assets and average interest bearing liabilities amounts increased steadily over those two years, also.

         The following table presents the average balance sheets, the average yield and the interest earned on earning assets, and the average rate and the interest expense on interest bearing liabilities for the years ended December 31, 2005, 2004, and 2003.

                                                                             Average Balances, Yields and Rates

                                                                                   Years Ended December 31,
                                                                                   ------------------------
                                                              2005                          2004                       2003
                                                              ----                          ----                       ----
                                                            Interest                      Interest                    Interest
                                                  Average    Income/  Yields/  Average    Income/  Yields/  Average  Income/ Yields/
                                                  Balances   Expense  Rates    Balances   Expense  Rates    Balances Expense  Rates
                                                  --------   -------  -----    --------   -------  -----    ----------------  -----
                                                                              (Dollars in thousands)
Assets
Interest-bearing deposits with other banks ...  $     694   $    49   7.06%    $  1,086   $    20  1.84%   $     990  $    19  1.92%
Investment securities - taxable ..............     54,077     1,758   3.25%      49,546     1,518  3.06%      45,488    1,414  3.11%
Investment securities - tax exempt (1) .......      6,259       215   3.44%       9,201       312  3.39%       9,174      322  3.51%
Federal funds sold ...........................     17,900       629   3.51%      16,950       203  1.20%      26,582      279  1.05%
Loans, including held for sale (1) (2) (3) ...    426,384    28,955   6.79%     371,061    22,821  6.15%     340,518   22,234  6.53%
                                                ---------   -------            --------   -------          ---------  -------
         Total interest earning assets .......    505,314    31,606   6.25%     447,844    24,874  5.55%     422,752   24,268  5.74%
Cash and due from banks ......................     15,671                        15,587                       14,452
Allowance for loan losses ....................     (5,402)                       (4,615)                      (3,861)
Premises and equipment .......................      8,257                         7,327                        6,996
Intangible assets ............................      7,280                         7,526                        7,772
Other assets .................................      4,573                         4,041                        3,400
                                                ---------                      --------                    ---------
         Total assets ........................  $ 535,693                      $477,710                    $ 451,511
                                                =========                      ========                    =========

Liabilities and shareholders' equity
Interest bearing deposits
     Interest bearing transaction accounts ...  $  60,785   $   452   0.74%    $ 54,918   $   225  0.41%    $ 44,481  $   193  0.43%
     Savings .................................     89,407     1,393   1.56%      80,534       814  1.01%      70,552      766  1.09%
     Time deposits ...........................    225,627     6,895   3.06%     190,290     4,263  2.24%     186,502    4,728  2.54%
                                                ---------   -------            --------   -------           --------  -------
         Total interest bearing deposits .....    375,819     8,740   2.33%     325,742     5,302  1.63%     301,535    5,687  1.89%
Short-term borrowings ........................      8,584       198   2.31%      10,309       205  1.99%      29,026      750  2.58%
Long-term debt ...............................     32,815     1,867   5.69%      28,601     1,524  5.33%      20,395    1,123  5.51%
                                                ---------   -------            --------   -------           --------  -------
         Total interest
           bearing liabilities ...............    417,218    10,805   2.59%     364,652     7,031  1.93%     350,956    7,560  2.15%
Noninterest-bearing demand deposits ..........     64,339                        61,220                       52,047
Other liabilities ............................      2,116                         1,782                        2,217
Shareholders' equity .........................     52,020                        50,056                       46,291
                                                ---------                      --------                     --------
         Total liabilities and
           shareholders' equity ..............  $ 535,693                      $477,710                     $451,511
                                                =========                      ========                     ========

Interest rate spread (4) .....................                        3.66%                         3.62%                      3.59%
Net interest income and net yield
        on earning assets (5) ................              $20,801   4.12%               $ 17,843  3.98%             $16,708  3.95%
                                                            =======                       ========                    =======

(1) Interest income on tax-exempt loans and investment securities has not been calculated on a tax-equivalent basis.
(2) Nonaccruing loans are included in the average balances and income from such loans is recognized on a cash basis.
(3)  Interest income includes immateral amounts of loan fees.
(4) Total interest earning assets yield less total interest bearing liabilities rate.
(5) Net yield equals net interest income divided by total interest earning assets.

         During 2005, loans, including loans held for sale, grew $17,692,000 over the amount as of December 31, 2004. Average loans including loans held for sale, however, were $55,323,000 more in 2005 than in 2004 and represented almost all of the increase in average total interest earning assets during 2005. Deposit growth was robust in 2005, as well, with the 2005 year-end amount increasing by $40,751,000 over the 2004 year-end, and the average amount of deposits increasing by $53,196,000 for 2005 over the comparable 2004 amount. Deposits are generally obtained from within the Banks' market areas. Although some of the Banks obtain limited amounts of deposit funding through the use of brokered time deposits, the amounts of such deposits do not create significant liquidity concerns for the affected Banks. The Banks have recently begun accepting Health Savings Account deposits as an additional product offering, but the amounts of such deposits are not yet significant. Interest costs associated with deposits increased primarily due to increased market rates.

         By year end 2004 compared with 2003, gross loans grew $61,543,000, while deposits grew $44,754,000. Because the growth in deposit liabilities in 2004 was not sufficient to fund the Corporation's growth in loans, management took several actions. Early in the second quarter of 2004, the Corporation issued approximately $10,000,000 in long-term junior subordinated debt to provide additional capital to some of the banking subsidiaries and to provide a more stable funding source for its mortgage banking operations. As a result, the Corporation reduced its reliance on short-term, relatively high cost borrowings in 2004. The Corporation continues to maintain a short-term line of credit with another financial institution which can be used to fund surges in mortgage loan demand. The Corporation also changed its allocation of assets such that its investments in federal funds sold and securities available-for-sale decreased significantly by the end of 2004 compared with 2003. This also allowed the Corporation to invest significantly more dollars in the higher yielding loan asset category.

         Time deposits are the largest category of the Corporation's deposit liabilities. Interest rates paid for such liabilities increased during 2005. Accordingly, total interest expense reversed its recent trend and increased to $10,805,000 in 2005 from $7,031,000 in 2004 and $7,560,000 in 2003. The average rates paid for time deposits increased to 3.06% in 2005 from 2.24% in 2004 and 2.54% in 2003. Interest expenses for short-term borrowings were largely unchanged in 2005, primarily due to the lower average amounts of that funding source. Long-term debt is composed of fixed rate advances from the Federal Home Loan Bank of Atlanta and variable-rate junior subordinated debt. Until short-term interest rate increases cease, the Corporation expects that its interest expenses will continue to increase, as well.

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

         As shown in the table, the increases in net interest income during each of the past two years primarily are due to higher volumes of earning assets. In addition, by moving quickly to increase yields on interest earning assets during 2005 while limiting increases in rates paid, the Corporation was able to obtain favorable results from the rate component, as well. Loan growth has been prominent in contributing to increases in interest income.

                        Volume and Rate Variance Analysis

                                                                     2005 compared with 2004            2004 compared with 2003
                                                                     -----------------------            -----------------------
                                                                  Volume *     Rate *    Total      Volume *   Rate *         Total
                                                                  --------     ------    -----      --------   ------         -----
                                                                                       (Dollars in thousands)
Interest earning assets
        Interest-bearing deposits with other banks ..........    $   (10)    $    39    $    29     $     2     $    (1)    $     1
        Investment securities - taxable .....................        144          96        240         124         (20)        104
        Investment securities - tax exempt ..................       (101)          4        (97)          1         (11)        (10)
        Federal funds sold ..................................         12         414        426        (111)         35         (76)
        Loans, including held for sale ......................      3,611       2,523      6,134       1,924      (1,337)        587
                                                                 -------     -------    -------     -------     -------     -------
                     Interest income ........................      3,656       3,076      6,732       1,940      (1,334)        606
                                                                 -------     -------    -------     -------     -------     -------
Interest bearing liabilities
        Interest bearing deposits
              Interest bearing transaction accounts .........         26         201        227          43         (11)         32
              Savings .......................................         98         481        579         103         (55)         48
              Time deposits .................................        889       1,743      2,632          94        (559)       (465)
                                                                 -------     -------    -------     -------     -------     -------
                     Total interest bearing deposits ........      1,013       2,425      3,438         240        (625)       (385)
        Short-term borrowings ...............................        (37)         30         (7)       (402)       (143)       (545)
        Long-term debt ......................................        235         108        343         438         (37)        401
                                                                 -------     -------    -------     -------     -------     -------
                     Total interest expense .................      1,211       2,563      3,774         276        (805)       (529)
                                                                 -------     -------    -------     -------     -------     -------
                     Net interest income ....................    $ 2,445     $   513    $ 2,958     $ 1,664     $  (529)    $ 1,135
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


         Although management currently expects that interest rates will continue to increase in 2006, management has not presently identified any factors that it believes might cause interest rates to increase sharply in a short period of time. However, changes in interest rates that can significantly affect the Corporation, positively or negatively, are possible. In the absence of significant changes in market interest rate levels, any significant changes in net interest income during 2006 are expected to result from changes in the volumes of interest earning assets and liabilities. Management expects to continue using its marketing strategies to increase the Corporation's market share of both deposits and quality loans within its market areas. These strategies involve offering attractive interest rates and outstanding customer service.

Provision for Loan Losses

         The provision for loan losses is charged to earnings based on management's continuing review and evaluation of the loan portfolio and its estimate of the adequacy of the related allowance for loan losses. Provisions for loan losses totaled $9,637,000, $5,102,000, and $1,119,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Net charge-offs for 2005 were $2,038,000, compared with $4,961,000 and $486,000 for 2004 and 2003, respectively.

         During the second half of 2004, management became aware of credit quality concerns relative to the loan portfolio of one of its subsidiary banks and a $3,435,000 real estate secured loan at another of its subsidiary banks. Consequently, during that period significant increases were recorded in the Corporation's loan loss provision resulting in an overall provision of $5,102,000 for the year.

         In 2005, the Corporation's external loan review firm reviewed the larger loan relationships at the subsidiary bank with credit quality concerns about its loan portfolio. Based on those reviews, and further analysis and review conducted by management, significant increases were recorded in the Corporation's loan loss provision during the last two quarters of 2005. This resulted in a provision of $9,637,000 for the year so that, in the opinion of management, the allowance for loan losses would be adequate to absorb the probable losses remaining in the loan portfolio.

         Because of personnel changes as well as the Corporation's upgrading of its credit risk management systems, management does not believe that the magnitude of the provisions for loan losses in 2004 and 2005 represent a trend, although it realizes that the level of provisions may remain somewhat above 2003 levels as the problem loans and potential problem loans which contributed to the high level of provisions in 2004 and 2005 are finally resolved.

         See "Impaired Loans," "Potential Problem Loans," "Allowance for Loan Losses," and "The Application of Critical Accounting Policies" for further discussion of the loans and provisions for loan losses referenced above and a discussion of the methodology used and the factors considered by management in its estimate of the allowance for loan losses.

Noninterest Income

         Noninterest income for 2005 increased by $725,000 or 10.0% over the 2004 amount, primarily as a result of increased mortgage brokerage income. Interest rates associated with mortgage loans did not change significantly in 2005, and the demand for housing in the Corporation's market areas remains strong. Service charges on deposit accounts increased by $158,000 in 2005 due to increased management oversight of fee waivers and changes in the fee structure.

         Noninterest income for 2004 decreased by $1,847,000 or 20.2% from 2003, primarily due to a $2,070,000 or 39.8% decrease in mortgage brokerage income. This decrease resulted from a mortgage-industry-wide slowdown in refinancing activity in 2004. The Corporation inititated measures early in the second quarter of 2004 to decrease the costs and complexity of funding the mortgage brokerage operation. Those measures included establishing CRM as a loan production office of one of its subsidiary banks, closing loans in the bank's name, and assigning the loan back to CRM upon the loans' sale into the secondary market. Management estimates that the process resulted in cost savings of approximately $183,000 for the Corporation over the final three quarters of 2004.

         Service charges on deposit accounts were $112,000 lower in 2004 than in 2003. This resulted from a slight decrease in the volume of returned check charges and a slowing in demand for the automated overdraft service. During 2004, gains on the sale of investment securities totaled $76,000 compared with losses of $252,000 in 2003.

Noninterest Expenses

         Noninterest expense for 2005 increased by $2,352,000 or 15.6% over the 2004 amount. Higher salaries and employee benefits expenses were largely responsible for this increase. These items increased by $1,304,000, primarily due to the operation of an additional office of Florence National Bank in 2005, higher commissions and bonuses paid by the mortgage subsidiary, and the hiring of a new Chief Executive Officer, a Chief Credit Officer, and a Human Resources Director. Expenses related to premises and equipment increased in 2005 by

$250,000 over the 2004 amount due to higher depreciation expenses that resulted from an additional office of Florence National Bank and equipment purchased and placed in service during the year. Construction of a new headquarters office and operations building was completed during the fourth quarter of 2005 and the building was placed in service in the first quarter of 2006. The Corporation recorded $50,000 in relocation expenses in 2005 for moving to the new building.

         Noninterest expenses for 2004 decreased by $893,000 or 5.6% from the 2003 amount, primarily due to lower expenses for salaries and employee benefits. Such expenses were reduced primarily because of the decline in mortgage loan originations resulting in less commission expense.

Income Taxes

         Income tax expense for 2005 was $765,000, a decrease of $1,006,000 or 56.8% from $1,771,000 recorded for 2004. Income tax expense for 2004 decreased $1,376,000 or 43.7% from the 2003 amount. The decreasing income tax expense amounts resulted directly from the lower amounts of income before income taxes during 2005 and 2004. The effective income tax rate (income tax expense divided by income before income taxes) was 43.1%, 35.6%, and 35.8% for 2005, 2004 and 2003, respectively. The effective tax rate for 2005 is abnormally high because South Carolina requires that each of the four subsidiary banks file a separate income tax return. One of the subsidiary banks recorded a loss for 2005. South Carolina bank tax is based on a bank's net income for financial reporting purposes but does not provide any offsetting benefit for operating losses.


INVESTMENT PORTFOLIO

         The Corporation's investment portfolio consists primarily of short- and intermediate-term U.S. Treasury and U.S. Government agency debt issues. Investment securities averaged $60,336,000 in 2005, $58,747,000 in 2004, and $54,662,000 in 2003.

         The table below summarizes the amortized cost and estimated fair value of the Corporation's investment portfolio for the past three years.


                         Securities Portolio Composition

                                                                                        December 31,
                                                                                        ------------
                                                                 2005                       2004                     2003
                                                                 ----                       ----                     ----
                                                      Amortized       Estimated    Amortized    Estimated    Amortized    Estimated
                                                        cost         fair value      cost       fair value      cost      fair value
                                                        ----         ----------      ----       ----------      ----      ----------
                                                                                    (Dollars in thousands)
Securities available-for sale
  U.S. Treasury and U.S.
    Government agencies ........................       $55,781       $54,917       $50,619       $50,361       $56,633       $56,477
  States and political subdivisions ............         3,754         3,784         4,985         5,110         8,140         8,387
                                                       -------       -------       -------       -------       -------       -------
  Total available for sale .....................       $59,535       $58,701       $55,604       $55,471       $64,773       $64,864
                                                       =======       =======       =======       =======       =======       =======

Securities held-to-maturity
  States and political subdivisions ............       $ 1,850       $ 1,820       $ 1,925       $ 1,907       $ 2,000       $ 2,155
                                                       =======       =======       =======       =======       =======       =======

         The following is a summary of maturities and weighted average yields of securities as of December 31, 2005:

                   Securities Portfolio Maturities and Yields

                                                                       December 31, 2005
                                                                       -----------------
                                                                      After             After
                                                                    One Year          Five Years
                                                   Within           Through            Through          After
                                                  One Year         Five Years         Ten Years        Ten Years          Total
                                                  --------         ----------         ---------        ---------          -----
                                             Amount    Yield    Amount    Yield   Amount    Yield   Amount  Yield    Amount    Yield
                                             ------    -----    ------    -----   ------    -----   ------  -----    ------    -----
                                                                                 (Dollars in thousands)
U.S Treasury and U.S.
        Government agencies ..............  $13,360    2.68%   $29,743    3.76%   $10,765    3.87%  $   -    0.00%   $53,868   3.51%
States and political subdivisions (1) ....      597    3.84%     2,558    3.73%     2,479    3.67%      -    0.00%     5,634   3.72%
Mortgage-backed securities (2) ...........        1    0.00%     1,037    2.89%         -    0.00%     11    4.38%     1,049   2.90%
                                            -------            -------            -------           -----            -------
        Total ............................  $13,958    2.73%   $33,338    3.73%   $13,244    3.83%  $  11    4.38%   $60,551   3.52%
                                            =======            =======            =======           =====            =======

(1) Yields on tax-exempt securities of states and political subdivisions have not been calculated on a tax-equivalent basis.
(2) Maturity category based on final stated maturity dates. Average maturity is expected to be substantially shorter because of the monthly return of principal on certain securities.

         On an ongoing basis, management assigns securities upon purchase into one of two categories (available-for-sale or held-to-maturity) based on intent, taking into consideration other factors including expectations for changes in market rates of interest, liquidity needs, asset/liability management strategies, and capital requirements. The Corporation has never held securities for trading purposes. No transfers of available-for-sale or held-to-maturity securities to other categories were made in any of the years 2003 through 2005.

          During 2005, the composition of the securities portfolio was little changed. The amount of securities held at the end of 2005 was only $3,155,000 more than the amount held at the end of 2004. Purchases for the securities accounts during 2005 were generally made to replace issues called or matured during the year. Securities purchased had maturities ranging from approximately two years to approximately eight years in the future.

          During 2004, management changed the composition of the securities portfolio, primarily by decreasing the amounts invested in securities throughout the year. Despite investment securities being larger in average amount in 2004, the Corporation's investment in such instruments at December 31, 2004 was $9,468,000 less than at December 31, 2003. Proceeds from sales and calls of investment securities and reductions in federal funds sold were used, in part, to fund loan growth in excess of the growth in deposits, short-term borrowings and long-term debt.

          During the years ended December 31, 2005, 2004 and 2003, the Corporation sold investment securities for gross proceeds of $4,412,000, $13,676,000, and $2,068,000, respectively. Realized (losses) and gains on those transactions were ($10,000), $76,000, and ($252,000) for the years ended December 31, 2005, 2004 and 2003, respectively. Securities may be sold to provide liquidity, to reduce interest rate risk, or for other reasons. There were no sales of held-to-maturity securities in any of the periods presented.

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

         The following table shows the composition of the loan portfolio by category:

                                    Loan Portfolio Composition

                                                                                           December 31,
                                                                                           ------------
                                                              2005             2004            2003            2002            2001
                                                              ----             ----            ----            ----            ----
                                                                                     (Dollars in thousands)
Commercial, financial and agricultural .............        $ 95,023        $ 96,275        $ 84,844        $ 78,210        $ 56,515
Real estate - construction .........................          37,923          29,968          23,590          23,345          19,557
Real estate - mortgage .............................         243,837         230,986         188,530         168,499         127,002
Consumer installment ...............................          37,201          36,420          35,142          36,430          26,831
                                                            --------        --------        --------        --------        --------
      Total loans - gross ..........................        $413,984        $393,649        $332,106        $306,484        $229,905
                                                            ========        ========        ========        ========        ========

         Commercial, financial, and agricultural loans, primarily representing loans made to small and medium size businesses, may be made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured business loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. Commercial lending involves significant risk because repayment usually depends on the cash flows generated by a borrower's business, and debt service capacity can deteriorate because of downturns in national and local economic conditions. Each of the banking subsidiaries has a Loan Committee which is responsible for overseeing the credit granting and monitoring processes. The Corporation's Chief Credit Officer has specific authority over significantly large loan requests.

         Real estate loans consist of construction loans and other loans secured by mortgages. Because the Corporation's subsidiaries are community banks, real estate loans comprise the bulk of the loan portfolio. Loan policies of the subsidiary Banks generally limit loan-to-value ratios for real estate loans to 80%.

         The Banks generally do not compete with 15 and 30 year fixed rate secondary market mortgage interest rates, so they have elected to pursue the origination of mortgage loans that could easily be sold into the secondary mortgage market. CRM also originates such loans for sale in the secondary market. These loans are generally pre-qualified with various underwriters to facilitate the sales process. In 2005, 2004 and 2003, the Corporation sold $213,195,000, $174,074,000, and $309,914,000, respectively, of such loans. The
Corporation's subsidiaries may originate mortgage loans for their own loan portfolios. Such loans are usually for a shorter term than loans originated to sell and usually have a variable rate or the terms of the loans require that the interest rate be adjusted to the current market rate within a three to five year term.

         Consumer installment loans to individuals are generally for personal, automobile, or household purposes and may be secured or unsecured.

         The Corporation has a geographic concentration of loans within the Banks' market areas because of the nature of its business. As of December 31, 2005, the Corporation had no other significant concentrations of credit to customers engaged in similar business activities.

Unsecured Loans

         The Corporation does not aggressively seek to make unsecured loans, since these loans may be somewhat more risky than collateralized loans. There are, however, occasions when it is in the business interests of the Corporation to provide short-term, unsecured loans to its most credit-worthy customers. Unsecured loans accommodate the credit needs of those customers and provide the banks the opportunity to earn additional interest income through pricing commensurate with the loans' increased risk. At December 31, 2005, the Corporation had approximately $23,000,000, or 5.6% of its loan portfolio, in unsecured loans. As of December 31, 2004, the Corporation had approximately $25,000,000 in unsecured loans, or 6.4% of its loan portfolio. Such loans are made on the basis of management's evaluation of the customer's ability to repay and net worth.

         As of December 31, 2005, unsecured loans totaling $180,000 were included in nonaccrual loans, $421,000 of such loans were included in accruing loans 90 or more days past due, and $1,371,000 of such loans were included in potential problem loans.


Maturity and Interest Sensitivity Distribution of Loans

         The following table sets forth the maturity and interest sensitivity distribution of the Corporation's loans, by type, as of December 31, 2005 as well as the type of interest requirement on loans due after one year.

                                                                                              December 31, 2005
                                                                                              -----------------
                                                                                           After one
                                                                            Within one   year but within   After five
                                                                               year        five years         years          Total
                                                                               ----        ----------         -----          -----
                                                                                           (Dollars in thousands)

Commercial, financial and agricultural .............................        $ 46,432        $ 40,858        $  7,733        $ 95,023
Real estate ........................................................          75,108         149,949          56,703         281,760
Consumer installment ...............................................          11,320          25,056             825          37,201
                                                                            --------        --------        --------        --------
Total ..............................................................        $132,860        $215,863        $ 65,261        $413,984
                                                                            ========        ========        ========        ========

    Predetermined rate, maturity greater than one year .............        $      -        $162,890        $ 37,995        $200,885
    Variable rate or maturity within one year ......................        $132,860        $ 52,973        $ 27,266        $213,099

Impaired Loans, Other Nonperforming Loans and Potential Problem Loans

         Impaired loans are those loans on which, based on current information and events, it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans which management has identified as impaired generally are nonaccrual loans. Following is a summary of the Corporation's nonaccrual and other nonperforming loans included in total loans at December 31 of each year shown:

                                 Nonaccrual and Past Due Loans

                                                                                         December 31,
                                                                                         ------------
                                                              2005           2004            2003             2002             2001
                                                              ----           ----            ----             ----             ----
                                                                                    (Dollars in thousands)

Nonaccrual loans ...................................        $11,651         $ 4,941         $ 2,595         $   796         $   281
Accruing loans 90 days or more past due ............            729             137             146           1,740              17
                                                            -------         -------         -------         -------         -------
     Total .........................................        $12,380         $ 5,078         $ 2,741         $ 2,536         $   298
                                                            =======         =======         =======         =======         =======
     Total as a % of outstanding loans .............           2.99%           1.29%           0.83%           0.83%           0.13%
Impaired loans (included in non accrual) ...........        $11,651         $ 4,941         $ 2,595         $   796         $   281
Impaired loans a percentage of allowance ...........         100.09%         113.66%          61.70%          22.28%           9.93%
   for loan losses


         Gross income that would have been recorded for the years ended December 31, 2005, 2004 and 2003, if nonaccrual loans had been performing in accordance with their original terms was approximately $448,000, $63,000, and $117,000, respectively. No cash basis interest income was recognized in 2005, 2004 and 2003 on non-accrual loans.

         The Corporation's accounting policies on nonaccrual and impaired loans are discussed in Note 2 to the consolidated financial statements.

         Potential problem loans, a lower level of concern than impaired and nonperforming loans, are defined as loans where information about the borrowers' credit problems causes management to have more than normal concern about the borrowers' ability to comply with the original repayment terms.

         The following table is a summary of nonperforming loans and potential problem loans for each of the past four quarters.


                                                          90 days +       Total                        Potential
                                         Nonaccrual     past due and  nonperforming     % of total      problem       % of total
                                           loans       still accruing     loans           loans          loans           loans
                                           -----       --------------     -----           -----          -----           -----
                                                                   (Dollars in thousands)

December 31, 2004 ................        $ 4,941        $   137         $ 5,078           1.29%         $ 4,628         1.20%
Net change .......................            118            215             333                           2,972
                                          -------        -------         -------                         -------
March 31, 2005 ...................          5,059            352           5,411           1.33%           7,600         1.87%
Net change .......................            200             (9)            191                          10,400
                                          -------        -------         -------                         -------
June 30, 2005 ....................          5,259            343           5,602           1.35%          18,000         4.35%
Net change .......................          4,954             74           5,028                          (4,107)
                                          -------        -------         -------                         -------
September 30, 2005 ...............        $10,213        $   417         $10,630           2.57%         $13,893         3.35%
Net change .......................          1,438            312           1,750                          15,420
                                          -------        -------         -------                         -------
December 31, 2005 ................        $11,651        $   729         $12,380           2.99%         $29,313         7.08%
                                          =======        =======         =======                         =======

         Nonaccrual loans increased $6,710,000 during 2005. The major components of nonaccrual loans and the increase are discussed below.

         Approximately $2,434,000 of the December 31, 2005 and 2004 nonperforming loan amounts represent the balance of a loan relationship that originated in July 2004 to finance the purchase of a business. During the fourth quarter of 2004, management became aware that the business was not performing as expected and the borrower stopped making the required payments. The borrower alleged that financial information furnished by the seller and relied upon in establishing the value of the business (and its purchase price) was fraudulent. Management determined during the fourth quarter of 2004 that the loan had become collateral dependent and wrote the loan down to the estimated net realizable value of the collateral as of December 31, 2004. An independent appraisal of the real estate, fixtures and equipment of the business was completed during the second quarter of 2005 under the assumption that the business was not operating as a going concern. That appraisal supports management's estimated net realizable value and the loan's carrying amount has not since changed. The Corporation is presently exercising forbearance with respect to this relationship and continues to work with the borrower who is actively trying to sell the business as a going concern. Management has retained legal counsel to assist with respect to this loan.

         The other nonperforming loans consist of approximately 100 loans to various individuals and businesses with an aggregate balance of $5,880,000. The amounts of the individual loans range up to approximately $780,000.

         Approximately $4,353,000 of the increase in nonaccrual loans during the third quarter of 2005 represents larger loan relationships that were transferred from the potential problem loan category as the borrowers' failures to meet their obligations became more severe. In addition, current evaluations of the collateral held indicated potential short-falls in those values. During the fourth quarter of 2005, approximately $2,243,000 of loans were added to nonaccrual loans due to performance issues and/or as a result of continuing reviews of the loan portfolio, including valuations of collateral. Charge-offs of loans from the nonaccrual category approximated $437,000 during the fourth quarter of 2005.

         Loans that are 90 days or more past due and still accruing interest represent loans with significant performance issues, but where management believes that each loan's collateral position provides enough protection that the bank expects full recovery of principal and interest on the loan. At
December 31, 2005 this category represented approximately .18% of the loan portfolio.

         At December 31, 2005, the Corporation had identified $29,313,000, or 7.08%, of the loan portfolio, as potential problem loans. This is an increase of $24,685,000 over the amount as of December 31, 2004. Approximately $17,485,000 or 71% of this increase in potential problem loans resulted from risk grade changes recommended by a new loan review firm during their initial loan portfolio reviews in 2005 and management-initiated loan downgrades. Approximately $7,200,000 or 29% of this increase in potential problem loans resulted from a consumer loan portfolio credit scoring project conducted during the fourth quarter by management at the banking subsidiary most impacted by problem loans.

         The amount of potential problem loans does not represent management's estimate of potential losses since a significant portion of these loans are secured by real estate and other forms of collateral. Approximately $1,371,000 of potential problem loans were unsecured as of December 31, 2005.

         Management will continue to closely monitor the levels of nonperforming and potential problem loans and address the weaknesses in those credits to enhance the amount of ultimate collection or recovery of these assets.

Foreclosed Assets

         Foreclosed assets were carried in the consolidated balance sheets at $185,000, $252,000, and $327,000 as of December 31, 2005, 2004 and 2003,
respectively. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses as of that date. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell. Revenues and expenses from operations and changes in any subsequent valuation allowance are included in net foreclosed assets costs and expenses.

Special Assets Management

         In late 2005 management hired an experienced Special Assets Officer on a contract basis. The initial term of his agreement with the Corporation is through June 30, 2006. Under the direction and supervision of the Chief Credit Officer, he will assist in working to aggressively reduce the aggregate level of problem loans through all appropriate banking and legal options.



ALLOWANCE FOR LOAN LOSSES

         The table, "Analysis of the Allowance for Loan Losses," summarizes loan balances as of the end of each period indicated, averages for each period, changes in the allowance arising from mergers, charge-offs and recoveries by loan category, and additions to the allowance which have been charged to expense.

                    Analysis of the Allowance for Loan Losses

                                                                                     Years Ended December 31,
                                                                                     ------------------------
                                                                2005            2004           2003          2002           2001
                                                                ----            ----           ----          ----           ----
                                                                                        (Dollars in thousands)

Total amount of loans outstanding at end of year .......     $ 413,984       $ 393,649      $ 332,106      $ 306,484      $ 229,905
                                                             =========       =========      =========      =========      =========
Average amount of loans outstanding ....................     $ 426,384       $ 371,061      $ 340,518      $ 281,907      $ 211,901
                                                             =========       =========      =========      =========      =========

Allowance for loan losses - January 1 ..................     $   4,347       $   4,206      $   3,573      $   2,830      $   2,424
                                                             ---------       ---------      ---------      ---------      ---------
Changes incident to merger activities ..................             -               -              -            444             28
                                                             ---------       ---------      ---------      ---------      ---------
Transfer of allowance for off-balance-sheet
   contingencies to other liabilities ..................          (305)              -              -              -              -
                                                             ---------       ---------      ---------      ---------      ---------
Loans charged-off
  Real estate ..........................................            99           1,293            250            175              9
  Installment ..........................................           432             387            247            223            202
  Credit cards and related plans .......................             -               -              -              -              9
  Commercial and other .................................         1,714           3,400            163            374             87
                                                             ---------       ---------      ---------      ---------      ---------
    Total charge-offs ..................................         2,245           5,080            660            772            307
                                                             ---------       ---------      ---------      ---------      ---------
Recoveries
  Real estate ..........................................            16              21            105              1              -
  Installment ..........................................            55              67             58             20             33
  Credit cards and related plans .......................             -               -              -              -              2
  Commercial and other .................................           136              31             11             17              -
                                                             ---------       ---------      ---------      ---------      ---------
    Total recoveries ...................................           207             119            174             38             35
                                                             ---------       ---------      ---------      ---------      ---------
Net charge-offs ........................................         2,038           4,961            486            734            272
                                                             ---------       ---------      ---------      ---------      ---------
Provision for loan losses charged to expense ...........         9,637           5,102          1,119          1,033            650
                                                             ---------       ---------      ---------      ---------      ---------
Allowance for loan losses - December 31 ................     $  11,641       $   4,347      $   4,206      $   3,573      $   2,830
                                                             =========       =========      =========      =========      =========

Ratios
Net charge-offs to average loans outstanding ...........          0.48%           1.34%          0.14%          0.26%          0.13%
Net charge-offs to loans outstanding at end of .........          0.49%           1.26%          0.15%          0.24%          0.12%
     year
Allowance for loan losses to average loans .............          2.73%           1.17%          1.24%          1.27%          1.34%
Allowance for loan losses to total loans at end ........          2.81%           1.10%          1.27%          1.17%          1.23%
     of year
Net charge-offs to allowance for losses ................         17.51%         114.12%         11.55%         20.54%          9.61%
Net charge-offs to provision for loan losses ...........         21.15%          97.24%         43.43%         71.06%         41.85%

         A discussion of the allocation of the allowance for loan losses is set forth under the section "The Application of Critical Accounting Policies."

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

         A considerable degree of judgment is exercised in computing an estimate of the allowance for loan losses. Management's judgment must be applied in assessing the current creditworthiness of borrowers and in estimating uncertain future events and their effects based on currently known facts and circumstances. Changes in the estimated allowance for loan losses arising as new events occur or more information is obtained are accounted for as changes in accounting estimates in the accounting period in which such changes occur.

         Management reviews its allowance for loan losses utilizing three broad loan categories: commercial, real estate and consumer installment loans to individuals. Within these categories, the allowance for loan losses is composed of specific and general amounts. Specific allowance amounts are provided for individual loans based on management's evaluation of loss exposure taking into account the current payment status, underlying collateral and other known information about the borrower's circumstances. Typically, these loans are identified as impaired or nonperforming, or have been assigned internal risk grades of management attention, special mention, substandard or doubtful. General allowance amounts are provided for all other loans, excluding those for which specific amounts were determined, by applying estimated loss percentages to the portfolio categorized using risk grades. These percentages are based on management's current evaluation with consideration given to historical loss experience, general national and local economic and business conditions affecting key lending market areas, credit quality trends, collateral values, loan volumes, portfolio seasoning, and any identified credit concentrations. The findings of internal and external credit reviews and results from external audits and regulatory examinations are also considered.

         The following table presents the allocation of the Corporation's allowance for loan losses, as of December 31, 2001 through 2005, compared with the percentage of loans in the applicable categories to total loans.


                                                                                            December 31,
                                                                                            ------------
                                                                   2005           2004          2003            2002           2001
                                                                   ----           ----          ----            ----          ----
                                                                                       (Dollars in thousands)
Amount allocated to loan category
---------------------------------
Commercial, financial and agricultural ..................        $ 6,333        $ 1,960        $ 1,796        $ 1,479        $ 1,019
Real estate .............................................          4,831          1,907          1,800          1,548          1,322
Consumer installment ....................................            477            480            610            546            489
                                                                 -------        -------        -------        -------        -------
     Total ..............................................        $11,641        $ 4,347        $ 4,206        $ 3,573        $ 2,830
                                                                 =======        =======        =======        =======        =======

                                                                                            December 31,
                                                                                            ------------
                                                                   2005           2004          2003            2002           2001
                                                                   ----           ----          ----            ----          ----
Percentage of loans in category
-------------------------------
Commercial, financial and agricultural ..................          23.0%          24.5%          25.5%          25.5%          24.6%
Real estate .............................................          68.1%          66.3%          63.9%          62.6%          63.7%
Consumer installment ....................................           8.9%           9.2%          10.6%          11.9%          11.7%
                                                                  -----          -----          -----          -----          -----
     Total ..............................................         100.0%         100.0%         100.0%         100.0%         100.0%
                                                                  =====          =====          =====          =====          =====

         The Corporation utilizes a risk grading system for all loans held in the portfolio. This system involves the lending officers' assigning a risk grade, on a loan-by-loan basis, considering information about the borrower's capacity to repay, collateral, payment history, and other known factors. Assigned risk grades are updated monthly for any known changes in circumstances affecting the borrower or the loan. The risk grading system is monitored on a continuing basis by management and the external credit review firm which is independent of the lending function.

         The following discussion presents specific factors that influenced management's judgment of the amounts of additions to the allowance through provisions charged to operating expenses for each of the years presented in the table.

         In 2001, $650,000 was provided for loan losses for normally expected loan loss expense and due to significant growth in the loan portfolio during that year and the expectation that the loans booked in the newer Florence market could exhibit a higher loss potential than the Corporation's older markets.

         In 2002, $1,033,000 was provided for loan losses due to growth in the loan portfolio totaling $76,579,000, of which approximately $44,078,000 was obtained in the merger of Ridgeway Bankshares, Inc. Furthermore, net charge-offs almost tripled compared with the prior year and an increase of $5,827,000 was noted in the combined amounts of nonaccrual loans, accruing loans 90 or more days past due, and potential problem loans.

         In 2003, $1,119,000 was provided for loan losses, primarily due to growth in the loan portfolio and a significant increase in the amount of nonaccrual loans.

         The $5,102,000 and $9,637,000 provisions for loan losses recorded for 2004 and 2005, respectively, resulted from the circumstances detailed above.


DEPOSITS

         The average deposits for the Corporation for the years ended December 31, 2005, 2004 and 2003 are summarized below:

                                                                         Years Ended December 31,
                                                                         ------------------------
                                                              2005                  2004                   2003
                                                              ----                  ----                   ----
                                                     Average     Average    Average     Average      Average     Average
                                                     balance      cost      balance      cost        balance      cost
                                                     -------      ----      -------      ----        -------      ----
                                                                          (Dollars in thousands)

Noninterest-bearing demand .....................    $ 64,339         -     $ 61,220           -     $ 52,047         -
Interest bearing transaction accounts ..........      60,785      0.74%      54,918        0.41%      44,481      0.43%
Savings - regular ..............................      24,617      0.46%      20,106        0.54%      20,998      0.53%
Savings - money market .........................      64,790      1.98%      60,428        1.17%      49,554      1.32%
Time deposits less than $100 ...................     136,087      2.97%     122,125        2.26%     122,488      2.58%
Time deposits greater than $100 ................      89,540      3.19%      68,165        2.20%      64,014      2.45%
                                                    --------               --------                 --------
    Total average deposits .....................    $440,158               $386,962                 $353,582
                                                    ========               ========                 ========

         Deposits are the primary source of funds for the Banks' lending and investing activities. Deposits are attracted principally from customers within the Banks' local market areas through the offering of a variety of products with varying features and by offering competitive interest rates.

         At December 31, 2005 the Corporation had $98,428,000 in certificates of deposit of $100,000 or more. Approximately $36,385,000 mature within three months, $23,876,000 mature over three through six months, $23,559,000 mature over six months through twelve months and $14,608,000 mature after one year. This level of large time deposits, as well as the growth in other deposits, can be attributed to planned growth by management. The majority of time deposits $100,000 and over is acquired within the Company's market areas in the ordinary course of business from customers with standing banking relationships. However, as of December 31, 2005, the Banks had $7,201,000 in brokered certificates of deposit, all of which were issued in denominations of $100,000 or over. The brokered certificates of deposit mature throughout 2006 and have interest rates ranging from 2.60% to 4.10%. It is a common industry practice not to consider time deposits of $100,000 or more as core deposits since their retention can be influenced heavily by rates offered. Therefore, such deposits have the characteristics of shorter-term purchased funds. Certificates of deposit $100,000 and over require that the Corporation achieve and maintain an appropriate matching of maturity distributions and a diversification of sources to achieve an appropriate level of liquidity.

SHORT-TERM BORROWINGS

         The Corporation's short-term borrowings may consist of federal funds purchased and securities sold under agreements to repurchase, which generally have maturities ranging from daily to no more than four days, and mortgage loan warehouse and general purpose lines of credit payable. As of December 31, 2005, securities sold under agreements to repurchase totaled $5,372,000. These amounts are collateralized by investment securities and the interest rate is subject to change daily. Federal funds purchased totaled $421,000 as of December 31, 2005, are unsecured and mature on a daily basis. $1,182,000 was outstanding under warehouse lines of credit as of December 31, 2005. Other short-term debt was outstanding on December 31, 2005 under an unsecured short-term credit facility granted to the Corporation by another financial institution. That variable-rate facility expires during the fourth quarter of 2006.

         Summary information about total short-term borrowings is provided in the following table.

                                                                                                      December 31,
                                                                                                      ------------
                                                                                        2005               2004                2003
                                                                                        ----               ----                ----
                                                                                                (Dollars in thousands)
Balance outstanding at end of year ........................................           $ 8,975            $ 6,662            $17,960
Weighted average interest rate at end of the period .......................              4.26%              1.54%              2.38%
Interest expense ..........................................................           $   198            $   205            $   750
Maximum outstanding at any month-end during the period ....................           $ 8,975            $17,940            $39,379
Average outstanding during the period .....................................           $ 8,584            $10,309            $29,026
Weighted average interest rate during the period ..........................              2.31%              1.99%              2.58%


LONG-TERM DEBT

         The Corporation's banking subsidiaries are members of the Federal Home Loan Bank of Atlanta ("FHLB"). As such, they have access to long-term borrowing from the FHLB. As of December 31, 2005, the Banks had borrowed a total of $21,886,000 from the FHLB. The borrowings are secured by blanket liens on all qualifying first lien residential mortgage loans held by the Banks, specifically excluding such loans originated for resale on the secondary market.

         Early in the second quarter of 2004, the Corporation sponsored the creation of SCB Capital Trust I (the "Trust"). The Trust issued securities totaling $10,310,000. The Trust invested the proceeds of its debt issuance by purchasing a like amount of junior subordinated debt issued by the Corporation. The amount of the Corporation's debt is includible in Tier 1 capital for purposes of computing regulatory required capital ratios.


RETURN ON EQUITY AND ASSETS

         The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2005, 2004 and 2003.


                                                    Years Ended December 31,
                                                    ------------------------
                                                  2005       2004         2003
                                                  ----       ----         ----

Return on assets (ROA) ....................      0.19%       0.67%       1.25%
Return on equity (ROE) ....................      1.94%       6.41%      12.17%
Dividend payout ratio .....................    173.91%      54.05%      27.48%
Equity as a percent of assets .............      9.71%      10.48%      10.25%

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

         The Corporation maintains an available-for-sale investment securities portfolio. While investment securities purchased for this portfolio are generally purchased with the intent to be held to maturity, such securities are marketable and occasional sales may occur prior to maturity as part of the process of asset/liability and liquidity management. The Corporation also occasionally designates securities as held-to-maturity. Securities in that portion of the portfolio are generally not considered a primary source of liquidity. Management deliberately maintains a relatively short-term maturity schedule for its investments so that there is a continuing stream of maturing investments that enables the Corporation to supply liquidity to its loan portfolio and for customer withdrawals. In addition, to the extent that the Corporation must maintain continuing positions in investment securities due to pledging or other requirements, regular periodic maturities of investments helps to ensure that the Corporation invests funds throughout periods of changing rates which tends to mitigate the effects such changes have on the fair values of investment securities.

         The Corporation has substantially more liabilities maturing in the next 12 months than it has assets maturing in the same period. The Corporation also has legal obligations to extend credit pursuant to loan commitments, lines of credit and standby letters of credit which totaled $13,386,000, $42,974,000, and $2,024,000, respectively, at December 31, 2005 (see Note 15 to the consolidated financial statements). However, based on its historical experience, and that of similar companies, the Corporation believes that it is unlikely that so many deposits would be withdrawn, without being replaced by other deposits, and extensions of credit would be required, that the Corporation would be unable to meet its liquidity needs with the proceeds of maturing assets, in the ordinary course of business.

         The Corporation also maintains various federal funds lines of credit with correspondent banks and is able to borrow from the Federal Home Loan Bank of Atlanta and the Federal Reserve's discount window.

         The Corporation, through its Banks, has a demonstrated ability to attract deposits from its market area. Deposits grew from $218,811,000 as of December 31, 2000 to $464,209,000 as of December 31, 2005, a five year compound growth rate of 16.23%. This consistently growing base of deposits is the major source of operating liquidity.


CAPITAL

Dividends

         The Corporation exists as a legal entity distinct from its subsidiaries. Its main sources of revenues consist of service fees and dividends paid to it by the Banks. The Banks are subject to various laws and regulations that limit the amounts of dividends that they may pay. In addition, the Corporation and the Banks are each subject to regulatory minimum capital adequacy guidelines. These regulatory restrictions have not historically hindered the Corporation's or the Banks' ability to pay reasonable dividends and no such restrictions are anticipated in 2006.

         During 2005, the Corporation contributed $3,000,000 of capital to two of the Banks and received dividends from the other Banks totaling $4,266,000. Subject to restrictions imposed by state laws and federal regulations, the Boards of Directors of the Banks could have declared additional dividends from their retained earnings of up to approximately $5,747,000 as of December 31, 2005. As of January 1, 2006, the effect of those restrictions was to further restrict the amount of dividends that the Banks could declare to $2,411,000. The Corporation made dividend payments to shareholders of $1,761,000, $1,744,000 and $1,554,000 during 2005, 2004 and 2003, respectively.


Capital Adequacy

         The Federal Reserve and federal bank regulatory agencies have adopted risk-based capital standards for assessing the capital adequacy of bank holding companies and financial institutions. Under the risk-based capital requirements, the Corporation and each of the Banks are required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as letters of credit) of 8%. At least half of total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock and certain hybrid instruments, less certain intangibles ("Tier 1 Capital"). The remainder may consist of certain subordinated debt or hybrid capital instruments, qualified preferred stock and a limited amount of the allowance for loan losses ("Tier 2 Capital," which, along with Tier 1 Capital, composes "Total Capital"). Unrealized gains and losses on available-for-sale securities generally are excluded from the calculation of the risk-based capital ratios. To be considered well-capitalized under the risk-based capital guidelines, an institution must maintain a total risk-weighted capital ratio of at least 10% and a Tier 1 risk-weighted ratio of at least 5%.

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

         The Banks are each considered to be "well capitalized" for regulatory purposes. Detailed information on the Corporation's and the Banks' capital positions can be found in Note 19 to the consolidated financial statements.

         The mortgage subsidiary is also subject to minimum capital requirements to maintain its certification as a HUD-approved Title II Loan Correspondent. Certain investor and warehouse credit line agreements require that the mortgage subsidiary maintain its HUD certification. Failure of CRM to meet its capital requirements could result in a significant limitation of the mortgage subsidiary's ability to originate, fund or sell loans, and therefore could have a direct, material adverse effect on its business and the consolidated financial statements. As of December 31, 2005, CRM exceeded its minimum regulatory capital requirement by approximately $1,424,000.

         During the first quarter of 2004, the Corporation acquired $10,310,000 in proceeds from the issuance of junior subordinated debt. Of this amount,
$3,000,000 was used to provide additional capital to two of the Banks, approximately $1,400,000 was used to repay a short-term line of credit of the mortgage subsidiary and approximately $635,000 was used to repay the
Corporation's short-term borrowings. The remainder is being used for the Corporation's general corporate purposes. Under current Federal Reserve policy, the Corporation is allowed to treat the junior subordinated debt, subject to certain limitations, as Tier 1 Capital for capital adequacy purposes.


INFLATION

         The assets and liabilities of the Corporation are mostly monetary in nature. Accordingly, the financial results and operations of the Corporation are much more affected by changes in interest rates than changes in inflation. There is, however, a strong correlation between increasing inflation and increasing interest rates. The rate of inflation, as measured by the average change in the Consumer Price Index for All Urban Consumers, has been moderate, but increasing, over the past several years, about 3.4% in 2005, 3.3% in 2004 and 1.9% in 2003. Prospects appear reasonable for continued moderate inflation, despite risks related to energy prices and the political and military situation in the Middle East. Although inflation does not normally affect a financial institution as dramatically as it does businesses with large investments in plants and inventories, it does have an effect. During periods of high inflation there are usually corresponding increases in the money supply and banks experience above-average growth in assets, loans, and deposits. General increases in the prices of goods and services also result in increased operating expenses.
Further, inflation may adversely affect the Corporation's customers and indirectly affect the business of the Corporation.


OFF-BALANCE-SHEET   ARRANGEMENTS,   CONTRACTUAL   OBLIGATIONS   AND   CONTINGENT
LIABILITIES AND COMMITMENTS

         The Corporation presently only engages in limited off-balance sheet arrangements. Such arrangements are defined as potentially material transactions, agreements, or other contractual arrangements which the
Corporation has entered into to which an entity unconsolidated with the registrant is a party and, under which the Corporation, whether or not it is a party to the arrangement, has, or in the future may have:

     o any obligation under a direct or indirect guarantee or similar arrangement;
     o a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to such entity for such assets;
     o derivatives, to the extent that the fair value thereof is not fully reflected as a liability or asset in the financial statements; or
     o any obligation, including a contingent obligation, arising out of a variable interest (as referenced in FASB Interpretation No. 46, Consolidation of Variable Interest Entities (January 2003), as may be modified or supplemented), in an unconsolidated entity that is held by, and material to, the registrant, where such entity provides financing, liquidity, market risk or credit support to, or engages in leasing, hedging or research and development services with, the Corporation.

         The Corporation's off-balance sheet arrangements presently include only commitments to extend credit and standby letters of credit. Such instruments have elements of credit risk in excess of the amount recognized in the balance sheet. The exposure to credit loss in the event of nonperformance by the other parties to these instruments is represented by the contractual, or notional, amount of those instruments. Generally, the same credit policies used for on-balance sheet instruments, such as loans, are used in extending loan commitments and letters of credit. The following table sets out the contractual or notional amounts of those arrangements:

                                                               December 31,
                                                               ------------
                                                            2005           2004
                                                            ----           ----
                                                          (Dollars in thousands)

Loan commitments ...................................       $13,386       $11,644
Unfunded commitments under lines of credit .........        42,974        43,312
Standby letters of credit ..........................         2,024         2,919

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

                                                                              December 31, 2005
                                                        ----------------------------------------------------------------------------
                                                                                     Payments due by period
                                                                        ------------------------------------------------------------
                                                                        Less than 1
                                                          Total             Year        1 to 3 Years    3 to 5 Years   After 5 Years
                                                          -----             ----        ------------    ------------   -------------
                                                                                   (Dollars in thousands)
Contractual Cash Obligations
Time deposits .................................         $235,488         $192,194         $ 40,107         $  3,180         $      7
Long-term debt ................................           32,196              500            3,500           12,200           15,996
Operating lease obligations ...................            2,966              360              540              277            1,789
                                                        --------         --------         --------         --------         --------
Total .........................................         $270,650         $193,054         $ 44,147         $ 15,657         $ 17,792
                                                        ========         ========         ========         ========         ========

THE APPLICATION OF CRITICAL ACCOUNTING POLICIES

         The consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. Management believes that the policy relating to the allowance for loan losses discussed in the section entitled "Allowance for Loan Losses" may involve a higher degree of judgment and complexity in its application and represents the critical accounting policy used in the preparation of the Corporation's financial statements. If different assumptions or conditions were to prevail, the results could be materially different from the reported results.


IMPACT OF RECENT ACCOUNTING CHANGES

         Share-Based Payment Management adopted the provisions of SFAS No. 123 (revised 2004) ("SFAS No. 123(R)"), "Share-Based Payment," effective January 1, 2006, as required under the provisions of that Statement and applicable Securities and Exchange ("SEC") Commission Rules. That Statement requires that stock-based compensation awards be measured and reported at their grant date fair value, with their costs recognized generally over the vesting period of the awards. The fair value of such stock-based awards is affected by the Company's stock price and by assumptions regarding a number of complex and subjective variables and the related tax impact. In addition, In March, 2005, the Securities and Exchange Commission issued its Staff Accounting Bulletin No. 107 which expresses the views of the SEC staff regarding the interaction between SFAS No 123(R) and certain SEC rules and regulations as well as the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. The provisions of, and guidance provided in, SAB No. 107 will be incorporated into the Company's implementation of SFAS No. 123(R).

         The Company will recognize the compensation cost for stock-based awards on a straight-line basis over the requisite service period for the entire award and at present intends to use the modified prospective transition method of accounting for previously issued stock options. Accordingly, only costs associated with the unvested portions of prior awards and awards granted after December 31, 2005 will affect the Company's financial position and results of operations. All of the options previously granted by the Corporation were vested as of December 31, 2005; therefore, no compensation expense is expected to be recognized in the future for previously awarded stock options.

         SFAS 123(R) also amends SFAS No. 95 to require that excess tax benefits resulting from those transactions be reported as financing cash flows rather than as a reduction of taxes paid.

         Management expects that adoption of SFAS No. 123(R) will affect the Company's future net income and net income per share calculations in much the same manner as previously reported in the pro forma disclosures as provided in
Note 2 to the consolidated financial statements.

         Other-Than-Temporarily Impaired Investments On November 3, 2005, the Financial Accounting Standards Board issued FASB Staff Position ("FSP") FAS 115-1 and FAS 124-1 which reverts to other-than-temporary impairment ("OTTI") guidance that existed prior to the effective date of Emerging Issues Task Force ("EITF") Issue 03-1. However, the new FSP retains the disclosure requirements of 03-1 that have been in effect since the end of 2003.

         FSP FAS 115-1 and 124-1 requires the application of a three-step model to assess and account for investments that may be impaired. If an investment is found to be impaired (its fair value is less than the recorded cost), the extent of the impairment is assessed using the guidance contained in Paragraph 16 of SFAS No. 115, SEC Staff Accounting Bulletin Topic 5.M, Paragraph 6 of Accounting Principles Board Opinion 18 and EITF Issue 99-20. If the assessment results in a conclusion that the impairment is other-than-temporary, an impairment loss equal to the amount that the investment's recorded cost exceeds its fair value is recognized in earnings and the investment's carrying value is reduced to its fair value. That fair value becomes the investment's new "cost" basis and any subsequent recoveries of fair value are not recognized. After recognition of an impairment loss, income recognition is based on the investment's estimated cash flows rather than its contractual cash flows, and any discount or premium would be amortized over the remaining life of the security.

         The provisions of this FSP were adopted as of December 31, 2005, as permitted, and had no effects on the financial position or results of operations of the Company.

         Accounting Changes and Error Corrections In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This Statement applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. The Statement requires that changes in accounting principles be applied retrospectively unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. In those cases, retrospective application of the new accounting principle is required to be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable with a corresponding adjustment to retained earnings (or other appropriate equity account) at that time. If application of the new principle is impracticable for all prior periods, then it is to be adopted prospectively from the earliest date practicable. Only the direct effects of the change are to be applied retrospectively; indirect changes are accounted for in the period of the change.

         This Statement also requires that certain changes in accounting methods be accounted for as a change in accounting estimate affected by a change in accounting principle with retrospective application applied.

         This Statement carries forward the guidance of APB Opinion 20 with regard to corrections of accounting errors. Restatement of prior period financial statements is required in these cases, with adjustments made to the carrying amounts of assets and liabilities, with an offsetting capital account adjustment, as of the beginning of the first period presented.

         This Statement was adopted effective January 1, 2006 and had no effect on the Company's financial position or results of operations for any period presented in the consolidated financial statements.


RECENT DEVELOPMENTS

         As part of an ongoing planning process, during the first quarter of 2006, the Corporation's Board of Directors concluded that the multi-bank holding company concept was not in the best long range interest of its shareholders, customers or employees. The board directed management to plan for a transition to a single bank charter, to be implemented by year-end 2006, contingent on all required legal and regulatory approvals.

         The Corporation anticipates that, when implemented, the single bank charter model will result in significant financial savings and improved operational effectiveness. The Corporation also anticipates that this change will improve customer services by substantially increasing the number of branch banking locations available to all of the Banks' customers, by improving the nature and quality of deposit and loan products, and by accelerating the approval process for most conforming loans.

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

         The Corporation's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Corporation's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a quarterly basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve-month period. It reports a base case in which interest rates remain flat and variations that occur when rates increase and decrease 100, 200 and 300 basis points. According to the model, as of December 31, 2005 the Corporation is positioned so that net interest income would increase $193,000 and net income would increase $117,000 if interest rates were to rise 100 basis points in the next twelve months. Conversely, net interest income would decline $193,000 and net income would decline $117,000 if interest rates were to decline 100 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Corporation could undertake in response to changes in interest rates or the effects of responses by others, including borrowers and depositors.

         The following table summarizes the Corporation's interest sensitivity position as of December 31, 2005.

                                  Interest Sensitivity Analysis

                                                        Within 3          Within 4-12      Within 1-5
                                                         months             months            years     Over 5 years          Total
                                                         ------             ------            -----     ------------          -----
                                                                                 (Dollars in thousands)
Interest earning assets
    Interest-bearing deposits ...................      $   1,038         $       -         $       -       $       -       $   1,038
    Taxable investment securities ...............          2,244            11,117            30,780          10,776          54,917
    Tax exempt investment securities ............            446               151             2,558           2,479           5,634
    Other investments ...........................          2,980                 -                 -               -           2,980
    Federal funds sold ..........................         32,483                 -                 -               -          32,483
    Loans held for sale (1) .....................         12,447                 -                 -               -          12,447
    Loans (2) ...................................        180,522            22,883           161,170          37,758         402,333
                                                       ---------         ---------         ---------       ---------       ---------
      Total interest earning assets .............        232,160            34,151           194,508          51,013         511,832
                                                       ---------         ---------         ---------       ---------       ---------

Interest bearing liabilities
    Savings .....................................      $  83,717         $       -         $       -       $       -       $  83,717
    Interest bearing transaction accounts .......         77,858                 -                 -               -          77,858
    Time deposits < $100 ........................         30,825            77,549            28,679               7         137,060
    Time deposits > $100 ........................         36,385            47,435            14,608               -          98,428
    Short-term borrowings .......................          6,975             2,000                 -               -           8,975
    Long-term debt ..............................         10,810                 -            15,700           5,686          32,196
                                                       ---------         ---------         ---------       ---------       ---------
      Total interest bearing liabilities ........        246,570           126,984            58,987           5,693         438,234
                                                       ---------         ---------         ---------       ---------       ---------

Interest sensitivity gap .......................       $ (14,410)        $ (92,833)        $ 135,521       $  45,320       $  73,598
Cumulative gap .................................       $ (14,410)        $(107,243)        $  28,278       $  73,598
RSA/RSL (3) ....................................              94%               27%
Cumulative RSA/RSL (3) .........................              94%               71%
---------

(1)  Loans held for sale are reflected in the period of expected sale.
(2)  Excludes nonaccrual loans totaling $11,651,000.
(3)  RSA- rate sensitive assets; RSL- rate sensitive liabilities

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

         The static interest rate sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to the static repricing structure of the Banks' assets and liabilities. At December 31, 2005 on a cumulative basis through twelve months, rate sensitive liabilities exceeded rate sensitive assets by $107,243,000. The liability sensitive position is largely due to the assumption that the Banks' $161,575,000 in interest bearing transaction accounts, savings accounts, and money market accounts will reprice within a year. This assumption may or may not be valid, since these accounts vary greatly in their sensitivity to interest rate changes in the market. Rising interest rates would be likely to diminish net interest income of banks in a liability sensitive position if the assumption is valid and in the absence of factors which would be likely to occur.

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

                                                                             December 31, 2005
                                                ------------------------------------------------------------------------------------
                                    2005 Year-
                                       End
                                     Average                                                                               Estimated
                                       Rate     2006       2007       2008       2009       2010     Thereafter  Balance  Fair Value
                                       ----     ----       ----       ----       ----       ----     ----------  -------  ----------
                                                                       (Dollars in thousands)
Interest earning assets
  Interest-bearing deposits
    with other banks ................  4.09%  $  1,038    $     -    $     -    $     -    $     -    $     -   $  1,038   $  1,038
  Investment securities .............  3.52%    13,958     11,449     13,539      7,036      1,314     13,255     60,551     60,521
  Federal funds sold ................  4.09%    32,483          -          -          -          -          -     32,483     32,483
  Loans held for sale ...............  7.10%    12,447          -          -          -          -          -     12,447     12,447
  Loans .............................  7.21%   133,664     47,708     43,269     63,818     59,896     65,629    413,984    394,544


Interest bearing liabilities
  Savings ...........................  0.65%  $ 83,717    $     -     $    -    $     -    $     -    $     -   $ 83,717   $ 83,717
  Interest bearing transaction
    accounts ........................  1.57%    77,858          -          -          -          -          -     77,858     77,858
  Time deposits .....................  3.56%   192,194     33,441      6,666      2,210        970          7    235,488    235,952
                                              --------    -------     ------    -------    -------    -------   --------   --------
  Total interest bearing deposits ...  2.56%   353,769     33,441      6,666      2,210        970          7    397,063    397,527
  Short-term borrowings .............  4.26%     8,975          -          -          -          -          -      8,975      8,975
  Long-term debt ....................  5.71%       500      1,000      2,500      5,000      7,200     15,995     32,195     34,110


Item 8.  Financial Statements and Supplementary Data











                           COMMUNITY BANKSHARES, INC.





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                         PAGE

Report of Independent Registered Public Accounting Firm ..........................................        52
Consolidated Balance Sheets, December 31, 2005 and 2004 ..........................................        53
Consolidated Statements of Income, Years Ended December 31,
     2005, 2004, and 2003 ........................................................................        54
Consolidated Statements of Changes in Shareholders' Equity, Years Ended
     December 31, 2005, 2004, and 2003 ...........................................................        55
Consolidated Statements of Cash Flows, Years Ended December 31,
     2005, 2004, and 2003 ........................................................................        56
Notes to Consolidated Financial Statements .......................................................   57 - 90

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and
   Board of Directors of
   Community Bankshares, Inc.


We have  audited  the  accompanying  consolidated  balance  sheets of  Community
Bankshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankshares, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.



Columbia, South Carolina                        s/ J. W. Hunt and Company LLP
February 27, 2006

COMMUNITY BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                                              December 31,
                                                                                                              ------------
                                                                                                        2005                2004
                                                                                                        ----                ----
                                                                                                           (Dollars in thousands)
Assets
    Cash and due from banks ................................................................          $  19,508           $  14,397
    Federal funds sold .....................................................................             32,483              12,571
                                                                                                      ---------           ---------
          Total cash and cash equivalents ..................................................             51,991              26,968
    Interest-bearing deposits with other banks .............................................              1,038                 852
    Securities available-for-sale ..........................................................             58,701              55,471
    Securities held-to-maturity (estimated fair value
    $1,820 for 2005 and $1,907 for 2004) ...................................................              1,850               1,925
    Other investments ......................................................................              2,980               2,642
    Loans held for sale ....................................................................             12,447              15,090
    Loans, net of allowance for loan
      losses of $11,641 for 2005 and $4,347 for 2004 .......................................            402,343             389,302
    Premises and equipment - net ...........................................................              9,412               7,739
    Accrued interest receivable ............................................................              3,134               2,419
    Net deferred income tax assets .........................................................              3,655                 599
    Goodwill ...............................................................................              4,321               4,321
    Core deposit intangible assets .........................................................              2,837               3,083
    Prepaid expenses and other assets ......................................................              2,127               1,966
                                                                                                      ---------           ---------

          Total assets .....................................................................          $ 556,836           $ 512,377
                                                                                                      =========           =========

Liabilities
    Deposits
       Demand, noninterest-bearing .........................................................          $  67,146           $  67,046
       Interest-bearing transaction accounts ...............................................             77,858              64,870
       Savings .............................................................................             83,717              85,679
       Certificates of deposit of $100 and over ............................................             98,428              86,344
       Other time deposits .................................................................            137,060             119,519
                                                                                                      ---------           ---------
          Total deposits ...................................................................            464,209             423,458
    Short-term borrowings ..................................................................              8,975               6,662
    Long-term debt .........................................................................             32,196              30,573
    Accrued interest payable ...............................................................              1,212                 691
    Accrued expenses and other liabilities .................................................              1,252                 966
                                                                                                      ---------           ---------
          Total liabilities ................................................................            507,844             462,350
                                                                                                      ---------           ---------

    Commitments and contingent liabilities

Shareholders' equity
    Common stock - no par value, 12,000,000 authorized shares; issued and
      outstanding - 4,404,303 shares for 2005  and 4,390,784 shares for 2004 ...............             30,202              30,042
    Retained earnings ......................................................................             19,325              20,075
    Accumulated other comprehensive income (loss) ..........................................               (535)                (90)
                                                                                                      ---------           ---------
          Total shareholders' equity .......................................................             48,992              50,027
                                                                                                      ---------           ---------

          Total liabilities and shareholders' equity .......................................          $ 556,836           $ 512,377
                                                                                                      =========           =========

See accompanying notes to consolidated financial statements.

COMMUNITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                                                Years Ended December 31,
                                                                                                ------------------------
                                                                                     2005                 2004               2003
                                                                                     ----                 ----               ----
                                                                                        (Dollars in thousands, except per share)
Interest and dividend income
     Loans, including fees ...........................................            $ 28,955             $ 22,821            $ 22,234
     Interest-bearing deposits with other banks ......................                  49                   20                  19
     Debt securities
        Taxable ......................................................               1,643                1,441               1,341
        Tax exempt ...................................................                 215                  312                 322
     Dividends .......................................................                 115                   77                  73
     Federal funds sold ..............................................                 629                  203                 279
                                                                                  --------             --------            --------
           Total interest and dividend income ........................              31,606               24,874              24,268
                                                                                  --------             --------            --------
Interest expense
     Deposits
        Interest-bearing transaction accounts ........................                 452                  225                 193
        Savings ......................................................               1,393                  814                 766
        Certificates of deposit of $100 and over .....................               2,852                1,498               1,568
        Other time deposits ..........................................               4,043                2,765               3,160
                                                                                  --------             --------            --------
           Total interest on deposits ................................               8,740                5,302               5,687
     Short-term borrowings ...........................................                 198                  205                 750
     Long-term debt ..................................................               1,867                1,524               1,123
                                                                                  --------             --------            --------
           Total interest expense ....................................              10,805                7,031               7,560
                                                                                  --------             --------            --------
Net interest income ..................................................              20,801               17,843              16,708
Provision for loan losses ............................................               9,637                5,102               1,119
                                                                                  --------             --------            --------
Net interest income after provision ..................................              11,164               12,741              15,589
                                                                                  --------             --------            --------
Noninterest income
     Service charges on deposit accounts .............................               3,395                3,237               3,349
     Mortgage brokerage income .......................................               3,699                3,128               5,198
     Gains (losses) on sales of securities ...........................                 (10)                  76                (252)
     Deposit box rent ................................................                  52                   51                  50
     Bank card fees ..................................................                  35                   30                  32
     Loan related insurance commissions ..............................                  78                   83                  77
     Other ...........................................................                 754                  673                 671
                                                                                  --------             --------            --------
           Total noninterest income ..................................               8,003                7,278               9,125
                                                                                  --------             --------            --------
Noninterest expenses
     Salaries and employee benefits ..................................               9,532                8,228               9,657
     Premises and equipment ..........................................               2,271                2,021               1,804
     Marketing .......................................................                 421                  445                 441
     Regulatory fees .................................................                 275                  247                 233
     Supplies ........................................................                 261                  288                 337
     Director fees ...................................................                 312                  298                 283
     FDIC insurance ..................................................                  57                   54                  54
     Other ...........................................................               4,262                3,458               3,123
                                                                                  --------             --------            --------
           Total noninterest expenses ................................              17,391               15,039              15,932
                                                                                  --------             --------            --------
Income before income taxes ...........................................               1,776                4,980               8,782
Income tax expense ...................................................                 765                1,771               3,147
                                                                                  --------             --------            --------
Net income ...........................................................            $  1,011             $  3,209            $  5,635
                                                                                  ========             ========            ========

Earnings per share
     Basic ...........................................................            $   0.23             $   0.74            $   1.31
     Diluted .........................................................                0.22                 0.72                1.27

See accompanying notes to consolidated financial statements

COMMUNITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                    Common Stock
                                                                    ------------                        Accumulated
                                                             Number of                   Retained    Other Comprehensive
                                                              Shares        Amount       Earnings       Income (Loss)       Total
                                                              ------        ------       --------       -------------       -----
                                                                            (Dollars in thousands, except per share)

Balance, January 1, 2003 .............................      4,304,384      $  29,090      $  14,529       $      98       $  43,717

Comprehensive income
    Net income .......................................              -              -          5,635               -           5,635
                                                                                                                          ---------
    Unrealized net holding losses arising
      during the period, net of
      income tax effects of $113 .....................              -              -              -            (201)           (201)
    Reclassification adjustment,
      net of income tax effects of $91 ...............              -              -              -             161             161
                                                                                                                          ---------
        Total other comprehensive income (loss) ......              -              -              -               -             (40)
                                                                                                                          ---------
          Total comprehensive income .................              -              -              -               -           5,595
                                                                                                                          ---------
Exercise of stock options ............................         27,076            312              -               -             312
Cash dividends ($.36 per share) ......................              -              -         (1,554)              -          (1,554)
                                                            ---------      ---------      ---------       ---------       ---------
Balance, December 31, 2003 ...........................      4,331,460         29,402         18,610              58          48,070

Comprehensive income
    Net income .......................................              -              -          3,209               -           3,209
                                                                                                                          ---------
    Unrealized net holding losses arising
      during the period, net of
      income tax effects of $56 ......................              -              -              -            (100)           (100)
    Reclassification adjustment,
      net of income tax effects of $26 ...............              -              -              -             (48)            (48)
                                                                                                                          ---------
        Total other comprehensive income (loss) ......              -              -              -               -            (148)
                                                                                                                          ---------
          Total comprehensive income .................              -              -              -               -           3,061
                                                                                                                          ---------
Exercise of stock options ............................         59,324            640              -               -             640
Cash dividends ($.40 per share) ......................              -              -         (1,744)              -          (1,744)
                                                            ---------      ---------      ---------       ---------       ---------
Balance, December 31, 2004 ...........................      4,390,784         30,042         20,075             (90)         50,027

Comprehensive income
    Net income .......................................              -              -          1,011               -           1,011
                                                                                                                          ---------
    Unrealized net holding losses arising
      during the period, net of
      income tax effects of $253 .....................              -              -              -            (451)           (451)
    Reclassification adjustment,
      net of income tax effects of $4 ................              -              -              -               6               6
                                                                                                                          ---------
        Total other comprehensive income (loss) ......              -              -              -               -            (445)
                                                                                                                          ---------
          Total comprehensive income .................              -              -              -               -             566
                                                                                                                          ---------
Sale of common stock .................................            775             14              -               -              14
Exercise of stock options ............................         12,744            146              -               -             146
Cash dividends ($.40 per share) ......................              -              -         (1,761)              -          (1,761)
                                                            ---------      ---------      ---------       ---------       ---------
Balance, December 31, 2005 ...........................      4,404,303      $  30,202      $  19,325       $    (535)      $  48,992
                                                            =========      =========      =========       =========       =========


See accompanying notes to consolidated financial statements.

COMMUNITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Years Ended December 31,
                                                                                                   ------------------------
                                                                                             2005             2004            2003
                                                                                             ----             ----            ----
                                                                                                      (Dollars in thousands)
Operating activities
     Net income ....................................................................      $   1,011       $   3,209       $   5,635
     Adjustments to reconcile net income to net cash provided
         by operating activities
           Provision for loan losses ...............................................          9,637           5,102           1,119
           Depreciation ............................................................            937             926             793
           Writedowns of other real estate .........................................              -              50               -
           Amortization of definite-lived purchased intangibles ....................            246             246             246
           Deferred income taxes ...................................................         (2,807)            288              47
           Securities accretion and premium amortization ...........................             67             162             420
           Loss (gain) on sale of available-for-sale securities ....................             10             (76)            252
           Increase in accrued interest receivable .................................           (715)           (233)            (55)
           Increase (decrease) in accrued interest payable .........................            521             106            (174)
           Gain on sale of other real estate .......................................            (24)             (9)              -
           Increase in prepaid expenses and other assets ...........................           (290)         (1,243)           (433)
           Increase (decrease) in accrued expenses and other liabilities ...........            286            (155)             65
           Originations of loans held for sale .....................................       (210,552)       (180,753)       (293,706)
           Proceeds of sales of loans held for sale ................................        213,195         174,074         309,914
                                                                                          ---------       ---------       ---------
              Net cash provided by operating activities ............................         11,522           1,694          24,123
                                                                                          ---------       ---------       ---------
Investing activities
     Net (increase) decrease in interest-bearing deposits with other banks .........           (186)            272            (613)
     Purchases of held-to-maturity securities ......................................              -               -          (2,000)
     Purchases of available-for-sale securities ....................................        (16,243)        (35,749)        (80,633)
     Maturities of held-to-maturity securities .....................................             75              75               -
     Maturities of available-for-sale securities ...................................          7,829          31,150          64,145
     Proceeds from sale of available-for-sale securities ...........................          4,412          13,676           2,068
     Purchases of other investments ................................................           (338)           (604)           (352)
     Proceeds from sales of other investments ......................................              -               -             224
     Net increase in loans made to customers .......................................        (22,748)        (66,592)        (26,063)
     Purchases of premises and equipment ...........................................         (2,610)         (1,750)         (1,332)
     Proceeds from sales of other real estate ......................................            224             136               -
                                                                                          ---------       ---------       ---------
              Net cash used by investing activities ................................        (29,585)        (59,386)        (44,556)
                                                                                          ---------       ---------       ---------
Financing activities
     Net increase in deposits ......................................................         40,751          44,754          41,642
     Net increase (decrease) in short-term borrowings ..............................          2,313         (11,298)        (16,591)
     Proceeds from issuance of long-term debt ......................................          3,000          10,503               -
     Repayments of long-term debt ..................................................         (1,377)            (70)            (70)
     Sale of common stock ..........................................................             14               -               -
     Exercise of stock options .....................................................            146             640             312
     Cash dividends paid ...........................................................         (1,761)         (1,744)         (1,554)
                                                                                          ---------       ---------       ---------
              Net cash provided by financing activities ............................         43,086          42,785          23,739
                                                                                          ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents ...................................         25,023         (14,907)          3,306
Cash and cash equivalents, beginning ...............................................         26,968          41,875          38,569
                                                                                          ---------       ---------       ---------
Cash and cash equivalents, ending ..................................................      $  51,991       $  26,968       $  41,875
                                                                                          =========       =========       =========

Supplemental disclosures of cash flow information
Cash payments for interest expense, including $12 capitalized
      during construction ..........................................................      $  10,296       $   6,925       $   7,734
Cash payments for income taxes .....................................................          3,869           2,498           3,054

Supplemental disclosures of non-cash investing activities
Transfers of loans receivable to other real estate .................................      $      70       $      88       $     353
Other comprehensive income (loss) ..................................................           (445)           (148)            (40)


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

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK Most of the Corporation's activities are with customers located within South Carolina. Note 4 discusses the types of securities the Corporation purchases. Note 6 discusses the types of lending in which the Corporation engages. The Banks grant commercial, consumer and mortgage loans to customers throughout South Carolina. Although the Banks have diversified loan portfolios, a substantial portion of their debtors' ability to honor their contracts is dependent upon the economies of various South Carolina communities. CRM generally originates and sells loans into the secondary market; but it sometimes maintains loans for its own portfolio on a limited basis. The Company does not engage in originating, holding, guaranteeing, servicing or investing in loans where the terms of the loan product give rise to a concentration of credit risk as that term is used in Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Values of Financial Instruments."

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

SECURITIES Securities that management has both the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. The Corporation has decided generally to avoid acquiring further held-to-maturity securities in the near term. Securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, increase in regulatory capital, or other similar factors, are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses on securities available-for-sale are excluded from earnings and reported in other comprehensive income. Gains and losses on the sale of securities available-for-sale are recorded on the trade date and are determined using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.

Interest and dividends on securities, including the amortization of premiums and
the  accretion  of  discounts,   are  reported  in  interest  and  dividends  on
securities.

No securities are being held for short-term resale; therefore, the Corporation does not currently use a trading account classification.

LOANS HELD FOR SALE The Corporation originates loans held for sale to other financial institutions under commitments or other arrangements in place prior to loan origination. These loans are sold on a non-recourse basis. However, standard contract warranties and representations apply to these sales and the Corporation may from time to time be required to indemnify investors under those provisions. As of December 31, 2005, the Corporation maintained an allowance of $368,000 for this off-balance-sheet exposure. Loans originated and intended for sale are residential mortgage loans and are carried at the lower of cost or estimated fair value in the aggregate. Gains and losses, if any, on the sale of such loans are determined using the specific identification method. All fees and other income from these activities are recognized in income when loan sales are completed.

LOANS The Corporation grants mortgage, commercial and consumer loans to customers. The ability of the Corporation's debtors to honor their contracts is dependent upon the general economic conditions in its market areas. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are carried at principal amounts outstanding, increased or reduced by deferred net loan costs or fees and any unamortized purchase premiums or discounts. Interest income on loans is recognized using the interest method based upon the principal amounts outstanding. Loan origination and commitment fees and certain direct loan origination costs (principally salaries and employee benefits) are deferred and amortized as an adjustment of the related loan's yield. Generally, these amounts are amortized over the contractual life of the related loans or commitments.

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

In April, 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Among other requirements, this Statement provides that loan commitment contracts entered into or modified after June 30, 2003 that relate to the origination of mortgage loans that will be held for sale shall be accounted for as derivative instruments by the issuer of the loan commitment. The Corporation issues mortgage loan rate lock commitments to potential borrowers to facilitate its origination of home mortgage loans that are intended to be sold. Between the time that the Corporation issues its commitments and the time that the loans close and are sold, the Corporation is subject to variability in the selling prices related to those commitments due to changes in market rates of interest. However, the Corporation offsets this variability through the use of so-called "forward sales contracts" to investors in the secondary market. Under these arrangements, an investor agrees to purchase the closed loans at a predetermined price. The Corporation generally enters into such forward sales contracts at the same time that rate lock commitments are issued. The forward sales contracts provide both specific underwriting guidelines and definitive price quotes. These arrangements effectively insulate the Corporation from the effects of changes in interest rates during the time that the commitments are outstanding, but the arrangements do not qualify, and are not designated, as fair value hedges. In keeping with SEC Staff Accounting Bulletin 105, no income is recognized as of the original commitment date on either the interest rate lock commitments or the forward sales contracts. Subsequently, changes in the fair values of the instruments are measured as of the end of each reporting period and the changes in the fair values represent the amounts of the derivative assets and liabilities. In addition, the changes in fair values of derivatives are recorded in the statement of income in net gains or losses on loans held for sale. Because the Corporation has effectively matched its forward sales contracts to investors and rate lock commitments to potential borrowers, no net gains or losses due to changes in market interest rates have been recorded in the statement of income for 2005, 2004 or 2003.

Derivative financial instruments are written in amounts referred to as notional amounts. Notional amounts provide only the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. The table below presents the notional principal amounts of rate lock commitments and forward sales contracts as of December 31, 2005 and 2004, and the estimated fair values of those financial instruments included in other assets and liabilities in the balance sheets as of those dates.

                                                                                                December 31,
                                                                                                ------------
                                                                                      2005                        2004
                                                                                      ----                        ----
                                                                            Notional      Estimated       Notional        Estimated
                                                                             Amount       Fair Value       Amount        Fair Value
                                                                             ------       ----------       ------        ----------
                                                                                              (Dollars in thousands)

Commitments to originate loans to be held for sale .................       $(12,585)       $      1        $ (2,612)       $     (4)
Forward sales commitments ..........................................         12,585              (1)          2,612               4
                                                                           --------        --------        --------        --------
              Total ................................................       $      -        $      -        $      -        $      -
                                                                           ========        ========        ========        ========

STOCK-BASED COMPENSATION Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Corporation's stock option plans have no intrinsic value at the grant date, and under APB Opinion No. 25 no compensation cost is recognized for them. For 2005, the Corporation elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, has provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. However, as required by revisions to SFAS No. 123 and Securities and Exchange Commission rules, the Corporation adopted the accounting methodology of SFAS No. 123(R) effective January 1, 2006. See "Accounting Changes - Share-Based Payment."

Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS No. 123, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                                           Years Ended December 31,
                                                                                           ------------------------
                                                                                   2005                2004                  2003
                                                                                   ----                ----                  ----
                                                                                      (Dollars in thousands, except per share)

Net income, as reported ...........................................            $   1,011             $   3,209             $   5,635
Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of any related tax effects ...............................                 (185)                 (626)                    -
                                                                               ---------             ---------             ---------
Pro forma net income ..............................................            $     826             $   2,583             $   5,635
                                                                               =========             =========             =========

Net income per share, basic
     As reported ..................................................            $    0.23             $    0.74              $   1.31
     Pro forma ....................................................                 0.19                  0.59                  1.31
Net income per share, assuming dilution
     As reported ..................................................            $    0.22             $    0.72              $   1.27
     Pro forma ....................................................                 0.18                  0.58                  1.27

FORECLOSED ASSETS Assets (primarily real estate and vehicles) acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses as of that date. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell. Revenues and expenses from operations and changes in any subsequent valuation allowance are included in net foreclosed assets costs and expenses. The carrying value of foreclosed assets included in the balance sheets was $185,000 and $229,000 as of December 31, 2005 and 2004, respectively.

PREMISES AND EQUIPMENT Premises and equipment are stated at cost, less accumulated depreciation computed principally on the straight-line method over the estimated useful lives of the assets. Useful lives of assets are outlined below:



      Buildings ................................................   32 - 40 years
      Building components ......................................    5 - 30 years
      Vault doors, safe deposit boxes, night depository, etc. ..   32 - 40 years
      Furniture, fixtures and equipment ........................    5 - 25 years


Useful lives for leasehold improvements held under operating lease agreements are estimated at the lesser of the assets' estimated useful lives as set forth in the table above or the lease term, including certain renewals which are deemed probable at lease inception.

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

COMPREHENSIVE INCOME Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available-for-sale, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Currently, the Corporation's only components of other comprehensive income (loss) are unrealized gains (losses) on securities available-for-sale.

TRANSFERS OF FINANCIAL ASSETS Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

ACCOUNTING CHANGES

Share-Based  Payment  Management adopted the provisions of SFAS No. 123 (revised
2004) ("SFAS No. 123(R)"), "Share-Based Payment," effective January 1, 2006, as required under the provisions of that Statement and applicable Securities and Exchange ("SEC") Commission Rules. That Statement requires that stock-based compensation awards be measured and reported at their grant date fair value, with their costs recognized generally over the vesting period of the awards. The fair value of such stock-based awards is affected by the Company's stock price and by assumptions regarding a number of complex and subjective variables and the related tax impact. In addition, in March, 2005, the Securities and Exchange Commission issued its Staff Accounting Bulletin No. 107 which expresses the views of the SEC staff regarding the interaction between SFAS No 123(R) and certain SEC rules and regulations as well as the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. The provisions of, and guidance provided in, SAB No. 107 will be incorporated into the Company's implementation of SFAS No. 123(R).

The Company will recognize the compensation cost for stock-based awards on a straight-line basis over the requisite service period for the entire award and at present intends to use the modified prospective transition method of accounting for previously issued stock options. Accordingly, only costs associated with the unvested portions of prior awards and awards granted after December 31, 2005 will affect the Company's financial position and results of operations. All of the options previously granted by the Corporation were vested as of December 31, 2005; therefore, no compensation expense is expected to be recognized in the future for previously awarded stock options.

SFAS 123(R) also amends SFAS No. 95 to require that excess tax benefits resulting from those transactions be reported as financing cash flows rather than as a reduction of taxes paid.

Management expects that adoption of SFAS No. 123(R) will affect the Company's future net income and net income per share calculations in much the same manner as previously reported in the pro forma disclosures as provided above in this
Note 2 to the consolidated financial statements.

Other-Than-Temporarily Impaired Investments On November 3, 2005, the Financial Accounting Standards Board issued FASB Staff Position ("FSP") FAS 115-1 and FAS 124-1 which reverts to other-than-temporary impairment ("OTTI") guidance that existed prior to the effective date of Emerging Issues Task Force ("EITF") Issue 03-1. However, the new FSP retains the disclosure requirements of 03-1 that have been in effect since the end of 2003.

FSP FAS 115-1 and 124-1 requires the application of a three-step model to assess and account for investments that may be impaired. If an investment is found to be impaired (its fair value is less than the recorded cost), the extent of the impairment is assessed using the guidance contained in Paragraph 16 of SFAS No. 115, SEC Staff Accounting Bulletin Topic 5.M, Paragraph 6 of Accounting Principles Board Opinion 18 and EITF Issue 99-20. If the assessment results in a conclusion that the impairment is other-than-temporary, an impairment loss equal to the amount that the investment's recorded cost exceeds its fair value is recognized in earnings and the investment's carrying value is reduced to its fair value. That fair value becomes the investment's new "cost" basis and any subsequent recoveries of fair value are not recognized. After recognition of an impairment loss, income recognition is based on the investment's estimated cash flows rather than its contractual cash flows, and any discount or premium would be amortized over the remaining life of the security.

The provisions of this FSP were adopted as of December 31, 2005, as permitted, and had no effect on the financial position or results of operations of the Company.

Accounting Changes and Error Corrections In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This Statement applies to all voluntary changes in accounting principles and to changes required by an accounting pronouncement when the pronouncement does not include specific transition provisions. The Statement requires that changes in accounting principles be applied retrospectively unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. In those cases, retrospective application of the new accounting principle is required to be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable with a corresponding adjustment to retained earnings (or other appropriate equity account) at that time. If application of the new principle is impracticable for all prior periods, then it is to be adopted prospectively from the earliest date practicable. Only the direct effects of the change are to be applied retrospectively; indirect changes are accounted for in the period of the change.

This Statement also requires that certain changes in accounting methods be accounted for as a change in accounting estimate effected by a change in accounting principle with retrospective application applied.

This  Statement  carries  forward the  guidance of APB Opinion 20 with regard to corrections of accounting errors. Restatement of prior period financial statements is required in these cases, with adjustments made to the carrying amounts of assets and liabilities, with an offsetting capital account adjustment, as of the beginning of the first period presented.

This Statement was adopted effective January 1, 2006 and had no effect on the Company's financial position or results of operations for any period presented in the consolidated financial statements.

ADVERTISING COSTS The cost of advertising is expensed as incurred.

OTHER Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current year's presentation and disclosure requirements. These reclassifications had no effect on previously reported net income or retained earnings.


NOTE 3 - CASH AND DUE FROM BANKS

The Banks are required to maintain average reserve balances with the Federal Reserve or in available cash. The average daily reserve balance requirements at December 31, 2005 and 2004 were approximately $3,942,000 and $3,893,000, respectively. At December 31, 2005 the Corporation had cash balances with unrelated correspondent banks, including bankers' banks and the Federal Reserve, totaling approximately $14,142,000, of which $1,021,000 was fully insured by the FDIC.


NOTE 4 - SECURITIES

Securities consist of the following:

                                                                                 December 31,
                                                                                 ------------
                                                                2005                                       2004
                                                                ----                                       ----
                                                          Gross       Gross                          Gross      Gross
                                                       Unrealized  Unrealized Estimated            Unrealized  Unrealized  Estimated
                                            Amortized    Holding     Holding    Fair    Amortized   Holding     Holding      Fair
                                              Cost        Gains      Losses     Value      Cost      Gains      Losses      Value
                                              ----        -----      ------     -----      ----      -----      ------      -----
                                                                                 (Dollars in thousands)
Securities available-for-sale
  U.S. Treasury and U.S.
    Government agencies .................    $55,781    $     1    $   865    $54,917    $50,619    $     9    $   267    $50,361
  States and political
    subdivisions ........................      3,754         31          1      3,784      4,985        126          1      5,110
                                             -------    -------    -------    -------    -------    -------    -------    -------
      Total securities
        available-for-sale ..............    $59,535    $    32    $   866    $58,701    $55,604    $   135    $   268    $55,471
                                             =======    =======    =======    =======    =======    =======    =======    =======
Securities held-to-maturity
  States and political
      subdivisions ......................    $ 1,850    $     -    $    30    $ 1,820    $ 1,925    $     -    $    18    $ 1,907
                                             =======    =======    =======    =======    =======    =======    =======    =======

The amortized cost and fair value of debt securities at December 31, 2005 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                              December 31, 2005
                                                                                              -----------------
                                                                               Available-for-sale              Held-to-maturity
                                                                               ------------------              ----------------
                                                                             Amortized       Estimated      Amortized      Estimated
                                                                               Cost         Fair Value        Cost        Fair Value
                                                                               ----         ----------        ----        ----------
                                                                                        (Dollars in thousands)
Securities
        Due within one year ........................................         $14,094         $13,958         $     -         $     -
        Due after one through five years ...........................          33,875          33,338               -               -
        Due after five through ten years ...........................          11,553          11,394           1,850           1,820
        Due after ten years ........................................              13              11               -               -
                                                                             -------         -------         -------         -------
               Total securities ....................................         $59,535         $58,701         $ 1,850         $ 1,820
                                                                             =======         =======         =======         =======

The following tables provide information about the Corporation's securities holdings which were maintained in an unrealized loss position as of December 31, 2005 and 2004:

                                                                                       December 31, 2005
                                                                                       -----------------
                                                                 Continuously in Unrealized Loss Position for a Period of
                                                                 --------------------------------------------------------
                                                        Less than 12 Months            12 Months or more              Total
                                                        -------------------            -----------------              -----
                                                      Estimated     Unrealized     Estimated     Unrealized   Estimated   Unrealized
                                                      Fair Value      Loss         Fair Value      Loss       Fair Value      Loss
                                                      ---------     ----------     ---------     ----------   ---------   ----------
                                                                                 (Dollars in thousands)
Description of Securities
U.S. Treasury and
  U.S. Government agencies .....................       $15,433       $   118       $37,788       $   747       $53,221       $   865
States and political subdivisions ..............             -             -           801             1           801             1
                                                       -------       -------       -------       -------       -------       -------
     Total securities ..........................       $15,433       $   118       $38,589       $   748       $54,022       $   866
                                                       =======       =======       =======       =======       =======       =======
                                                                                       December 31, 2004
                                                                                       -----------------
                                                                 Continuously in Unrealized Loss Position for a Period of
                                                                 --------------------------------------------------------
                                                        Less than 12 Months            12 Months or more              Total
                                                        -------------------            -----------------              -----
                                                      Estimated     Unrealized     Estimated     Unrealized   Estimated   Unrealized
                                                      Fair Value      Loss         Fair Value      Loss       Fair Value      Loss
                                                      ---------     ----------     ---------     ----------   ---------   ----------
                                                                                 (Dollars in thousands)
Description of Securities
U.S. Treasury and
  U.S. Government agencies .....................       $20,806       $   102       $18,875       $   165       $39,681       $   267
States and political subdivisions ..............         1,907            18           101             1         2,008            19
                                                       -------       -------       -------       -------       -------       -------
     Total securities ..........................       $22,713       $   120       $18,976       $   166       $41,689       $   286
                                                       =======       =======       =======       =======       =======       =======


At December 31, 2005, the Corporation held 20 securities that had been in an unrealized loss position for less than 12 months and 46 securities that had been in an unrealized loss position for 12 months or more. At December 31, 2004, the Corporation held 28 securities that had been in an unrealized loss position for less than 12 months and 16 securities that had been in an unrealized loss position for 12 months or more. Unrealized losses reflected in this table generally are the result of interest rate changes that have occurred since the securities were purchased. The Corporation has the intent and ability to hold these securities until maturity and no loss is expected on any of these securities if they are held until their maturities. Accordingly, these losses are not considered other-than-temporary.

At December 31, 2005 and 2004, investment securities with a carrying value of $27,509,000 and $25,255,000, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required and permitted by law.

For the years ended December 31, 2005, 2004 and 2003, proceeds from sales of securities available-for-sale amounted to $4,412,000, $13,676,000, and $2,068,000, respectively. Gross realized gains totaled $0, $107,000 and $73,000, respectively. Gross realized losses were $10,000, $31,000 and $325,000, respectively. The tax benefit (provision) applicable to the net realized gains and losses amounted to $4,000, $(26,000) and $91,000, respectively.


NOTE 5 - OTHER INVESTMENTS

Other investments consist of restricted stocks of the Federal Reserve Bank of Richmond, the Federal Home Loan Bank of Atlanta, and correspondent bankers' banks which are carried at cost. Management periodically evaluates these investments for impairment, with any appropriate downward adjustments being made when necessary.


NOTE 6 - LOANS

The following is a summary of loans by category:


                                                             December 31,
                                                             ------------
                                                         2005             2004
                                                         ----             ----
                                                         (Dollars in thousands)

Commercial, financial and agricultural .........      $  95,023       $  96,275
Real estate- construction ......................         37,923          29,968
Real estate - mortgage .........................        243,837         230,986
Consumer installment ...........................         37,201          36,420
                                                      ---------       ---------
        Total ..................................        413,984         393,649
Allowance for loan losses ......................        (11,641)         (4,347)
                                                      ---------       ---------
        Loans - net ............................      $ 402,343       $ 389,302
                                                      =========       =========

Net deferred loan (fees) and costs of ($25,000) and $31,000 were allocated to the various loan categories as of December 31, 2005 and 2004, respectively. Overdrawn demand deposits totaling $382,000 and $379,000 have been reclassified as loan balances at December 31, 2005 and 2004, respectively.

Gross proceeds from sales of mortgage loans originated for resale were approximately $213,195,000, $174,074,000, and $309,914,000 for the years ended
December 31, 2005, 2004, and 2003, respectively. Income from this activity is recognized as mortgage brokerage income.

Loans outstanding to directors, executive officers, principal holders of equity securities, or to any of their associates totaled $7,071,000 at December 31, 2005 and $6,795,000 at December 31, 2004. A total of $5,246,000 in loans were made or added, while a total of $4,970,000 were repaid or deducted during 2005. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. Changes in the composition of the board of directors or the group comprising executive officers also result in additions to or deductions from loans outstanding to directors, executive officers or principal holders of equity securities.

As of December 31, 2005 and 2004, there were no significant concentrations of credit risk in any single borrower or groups of borrowers. The Corporation's loan portfolio consists primarily of extensions of credit to businesses and individuals in its local market areas in Orangeburg, Sumter, Florence, Richland, Fairfield and Anderson counties of South Carolina. The Banks and CRM regularly monitor various segments of their credit portfolios to assess potential concentration risks and to obtain collateral when considered necessary.

Changes in the allowance for loan losses were as follows:


                                                   Years Ended December 31,
                                                   ------------------------
                                                 2005         2004         2003
                                                 ----         ----         ----
                                                     (Dollars in thousands)

Balance at January 1 .......................   $  4,347    $  4,206    $  3,573
Transfer of allowance for off-balance-sheet
    contingencies to other liabilities .....       (305)          -           -
Provision charged to expense ...............      9,637       5,102       1,119
Recoveries .................................        207         119         174
Charge-offs ................................     (2,245)     (5,080)       (660)
                                               --------    --------    --------
Balance at December 31 .....................   $ 11,641    $  4,347    $  4,206
                                               ========    ========    ========

The following is summary information pertaining to impaired loans:

                                                                                    December 31,
                                                                                    ------------
                                                                              2005                  2004
                                                                              ----                  ----
                                                                                (Dollars in thousands)

Impaired loans without a valuation allowance .............................  $ 2,283               $     -
Impaired loans with a valuation allowance ................................    9,368                 4,941
                                                                            -------               -------
       Total impaired loans ..............................................  $11,651               $ 4,941
                                                                            =======               =======
Allowance for loan losses on impaired loans at year end ..................  $ 3,767               $   881
                                                                            =======               =======

Average total investment in impaired loans during the year ...............  $ 7,725               $ 2,818

No additional funds are irrevocably committed to be advanced in connection with impaired loans.

Nonaccrual and past due loans at December 31, 2005 and 2004 were as follows:

                                                              December 31,
                                                              ------------
                                                           2005           2004
                                                           ----           ----
                                                         (Dollars in thousands)

Nonaccrual loans ...............................         $11,651         $ 4,941
Accruing 90 days or more past due ..............             729             137
                                                         -------         -------
             Total .............................         $12,380         $ 5,078
                                                         =======         =======

Gross interest income that would have been recorded for the years ended December 31, 2005, 2004, and 2003 if nonaccrual loans had been performing in accordance with their original terms was approximately $448,000, $63,000, and $117,000, respectively. No cash basis income was recognized on such loans during 2005, 2004 and 2003.


NOTE 7 - PREMISES AND EQUIPMENT; OPERATING LEASES

Premises and equipment at December 31, 2005 and 2004 consist of the following:

                                                               December 31,
                                                               ------------
                                                           2005           2004
                                                           ----           ----
                                                         (Dollars in thousands)

Land .............................................        $ 1,952        $ 2,258
Buildings and components .........................          3,884          3,884
Furniture, fixtures and equipment ................          6,633          6,341
Construction in process - gross ..................          2,432             67
                                                          -------        -------
        Total ....................................         14,901         12,550
Less, accumulated depreciation ...................          5,489          4,811
                                                          -------        -------
        Premises and equipment - net .............        $ 9,412        $ 7,739
                                                          =======        =======


Depreciation expense was approximately $937,000, $926,000, and $793,000, for the years ended December 31, 2005, 2004, and 2003, respectively. During 2005, the Corporation capitalized interest of $12,000 to construction in progress.

As  of  December  31,  2005  future  minimum  rent  commitments   under  various
non-cancelable operating leases are as follows:

                               Year                               Amount
                               ----                               ------
                                        (Dollars in thousands)

                                2006                               $  360
                                2007                                  344
                                2008                                  196
                                2009                                  179
                                2010                                   98
                          Thereafter                                1,789
                                                                   ------
                                 Total                             $2,966
                                                                   ======



Total rent expense for the years ended December 31, 2005, 2004, and 2003 was $413,000, $308,000, and $205,000, respectively. Some leases provide for the payment of executory costs and contain options to renew; lease payments for such renewal periods are generally higher than during the original lease term.


NOTE 8 - INTANGIBLE ASSETS

Changes in the carrying amounts of goodwill for the years ended December 31, 2005 and 2004 are as follows:

                                                        Years Ended December 31,
                                                        ------------------------
                                                           2005           2004
                                                           ----           ----
                                                          (Dollars in thousands)

Balance, beginning of year .......................         $4,321         $4,321
Goodwill acquired during the year ................              -              -
Impairment losses ................................              -              -
                                                           ------         ------
  Balance, end of year ...........................         $4,321         $4,321
                                                           ======         ======

Goodwill is tested for impairment annually. As of December 31, 2005 no impairment has been determined.

As part of the valuation of Ridgeway Bancshares, Inc. that was conducted by a third party firm in conjunction with its acquisition by the Company, a core deposit intangible was computed. Such amortizable intangible assets are evaluated annually to determine whether any revisions of their estimated useful lives are warranted. For the years ended December 31, 2005 and 2004, and 2003, no such revisions have resulted.

The following tables present the gross carrying amounts and accumulated amortization for the Corporation's amortizable intangible assets as of December 31, 2005 and 2004, and the estimated amounts of amortization expense to be recognized for each of the five succeeding fiscal years, as of December 31, 2005 and 2004. Such assets are being amortized on a straight-line basis over fifteen years, a period which represents the expected runoff period of the deposits acquired.

                                                                                            December 31,
                                                                                            ------------
                                                                              2005                                 2004
                                                                              ----                                 ----
                                                                   Gross                                Gross
                                                                 Carrying          Accumulated        Carrying          Accumulated
                                                                  Amount           Amortization        Amount           Amortization
                                                                  ------           ------------        ------           ------------
                                                                                      (Dollars in thousands)

Amortizable intangible asset class
Core deposit intangible ............................              $3,698              $  861           $3,698              $  615
                                                                  ======              ======           ======              ======

Estimated amounts of amortization expense to be recognized in each of the next five succeeding years are:


                                              December 31,
                                              ------------
                                       2005                  2004
                                       ----                  ----
               Year                     (Dollars in thousands)
               ----

               2005                    $  -                $ 246
               2006                     246                  246
               2007                     246                  246
               2008                     246                  246
               2009                     246                  246
               2010                     246                   NA


NOTE 9 - DEPOSITS

At December 31, 2005, the scheduled maturities of certificates of deposit and other time deposits are as follows:


                     Year                                      Amount
                     ----                                      ------
                                (Dollars in thousands)

                      2006                                    $ 192,194
                      2007                                       33,441
                      2008                                        6,666
                      2009                                        2,210
                      2010                                          970
                   Thereafter                                         7
                                                              ---------
                       Total                                  $ 235,488
                                                              =========

Deposits of directors and officers and their related business  interests totaled
approximately   $8,629,000  and  $4,739,000  at  December  31,  2005  and  2004,
respectively.


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

Short-term borrowings are summarized as follows:


                                                                 December 31,
                                                                 ------------
                                                              2005        2004
                                                              ----        ----
                                                          (Dollars in thousands)

Securities sold under agreements to repurchase .........      $5,372      $4,979
Federal funds purchased ................................         421       1,683
Warehouse lines of credit ..............................       1,182           -
Other short-term debt ..................................       2,000           -
                                                              ------      ------
     Total .............................................      $8,975      $6,662
                                                              ======      ======

The following table summarizes information about short-term borrowings during each of the periods presented:


                                                              December 31,
                                                              ------------
                                                              2005        2004
                                                              ----        ----
                                                          (Dollars in thousands)

Balance outstanding at end of year .......................   $ 8,975    $ 6,662
Weighted average interest rate at end of the period ......      4.26%      1.54%
Interest expense .........................................   $   198    $   205
Maximum outstanding at any month end during the period ...   $ 8,975    $17,940
Average outstanding during the period ....................   $ 8,584    $10,309
Weighted average interest rate during the period .........      2.31%      1.99%

As of December 31, 2005, the Banks had unused credit availabilities under federal funds lines established with unrelated correspondent banks totaling $39,879,000.


NOTE 11 - LONG-TERM DEBT

Long-term debt is summarized as follows:

                                                                                                                   December 31,
                                                                                                                   ------------
                                                                                                               2005            2004
                                                                                                               ----            ----
                                                                                                             (Dollars in thousands)
Advances from Federal Home Loan Bank of Atlanta to
  subsidiary banks, varying maturities to 2023 with interest
  rates from 2.00% to 6.21% ........................................................................         $21,886         $20,263

Junior Subordinated Debt to Unconsolidated Trust (1),
  dated April 7, 2004, maturing April 7, 2034, with variable interest rate based
  on 3-month LIBOR .................................................................................          10,310          10,310
                                                                                                             -------         -------
                               Total long-term debt ................................................         $32,196         $30,573
                                                                                                             =======         =======

-------
(1) Securities qualify as Tier 1 capital under the regulatory risk-based capital guidelines, subject to certain limitations.


Collateral for the Advances from Federal Home Loan Bank of Atlanta consists of blanket liens on the Banks' one-to-four family first lien residential mortgage loans and the indebted Banks' stock in the FHLB. Such collateral was carried in the consolidated balance sheet at approximately $66,500,000 and $71,462,000 at December 31, 2005 and 2004, respectively.

Under the blanket lien agreements, the Banks collectively have the ability to borrow additional funds approximating $28,406,000 from the FHLB as of December 31, 2005. Any such borrowings would be subject to the FHLB's normal approval process and would be subject to interest rates established by the FHLB at the time of each such transaction. The FHLB may terminate the availability at any time.

On March 8, 2004, the Corporation sponsored the creation of a Delaware trust, SCB Capital Trust I (the "Trust"), and is the sole owner of the common securities issued by the Trust. The Trust is a variable interest entity under FIN 46R, but is not subject to consolidation by the Corporation since substantially all risk of loss has been transferred to other entities through the Trust's March 10, 2004 issuance of $10,000,000 in floating rate capital securities. The proceeds of this issuance, and the amount of CBI's capital investment, were used to acquire $10,310,000 principal amount of CBI's floating rate junior subordinated deferrable interest debt securities ("Debentures") due April 7, 2034, which securities, and the accrued interest thereon, now constitute the Trust's sole assets. The interest rate associated with the debt securities, and the distribution rate on the common securities of the Trust, was established initially at 3.91% and is adjustable quarterly at 3 month LIBOR plus 280 basis points. The index rate (LIBOR) may not be lower than 1.11%. As of December 31, 2005, the interest rate associated with the debt was 6.95%. CBI may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the stated maturity date of the Debentures. In the event that such interest payments are deferred by CBI, the Trust may defer distributions on the common securities. In such an event, CBI would be restricted in its ability to pay dividends on its common stock and perform under other obligations that are not senior to the junior subordinated Debentures.

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

Required future principal reductions of the Corporation's long-term debt are summarized as follows:

                      Year                                Amount
                      ----                                ------
                             (Dollars in thousands)

                      2006                               $    500
                      2007                                  1,000
                      2008                                  2,500
                      2009                                  5,000
                      2010                                  7,200
                    Thereafter                             15,996
                                                         --------
                           Total                         $ 32,196
                                                         ========


NOTE 12 - STOCK OPTIONS AND DIVIDEND REINVESTMENT SHARES

Under the Corporation's Dividend Reinvestment Plan, shareholders may reinvest all or part of their cash dividends in shares of common stock and also purchase additional shares of common stock. During the three-year period ended December 31, 2005 all shares purchased under this plan were purchased in the market, not issued by the Corporation. At December 31, 2005, 624,665 common shares were reserved for issuance pursuant to the dividend reinvestment and additional stock purchase plan.


During 2001, the Corporation amended its 1997 Stock Option Plan (the "Plan") to increase by 200,000 shares the number of shares reserved for issuance upon exercise of options and to permit participation in the plan by non-employee directors. During 2003, the Corporation amended the Plan to increase by 300,000 shares the number of shares reserved for issuance upon exercise of employee incentive stock options. Under the Plan, as amended, up to 785,600 shares of common stock were authorized to be granted to selected officers, other employees, and non-employee directors of the Corporation and/or its subsidiaries pursuant to exercise of incentive and nonqualified stock options. Of such shares, 590,050 were reserved for issuance pursuant to exercise of incentive stock options and 195,550 were reserved for issuance pursuant to exercise of nonqualified stock options. At December 31, 2005, 257,283 of the Corporation's authorized common shares remained reserved for future grant pursuant to the Plan.

The exercise price of any incentive option granted is equal to the fair value of the common stock on the date the option is granted. Nonqualified options can be issued for less than fair value; however, the Corporation has not elected to issue these options for less than fair value at the date of the grant.

A summary of the status of options issued pursuant to the Plan is presented below:

                                                                                Years Ended December 31,
                                                                                ------------------------
                                                             2005                          2004                     2003
                                                             ----                          ----                     ----
                                                                   Weighted                       Weighted                  Weighted
                                                                   Average                        Average                   Average
                                                     Number of     Exercise       Number of       Exercise    Number of     Exercise
                                                      Shares         Price         Shares           Price      Shares        Price
                                                      ------         -----         ------           -----      ------        -----

Outstanding at beginning of year ............        482,817        $   14.14     543,991        $   13.85     384,667     $   11.26
Granted .....................................         45,500        $   17.34      27,000        $   17.74     195,750     $   18.85
Exercised ...................................        (12,744)       $   11.44     (59,324)       $   10.80     (27,076)    $   11.57
Forfeited or expired ........................         (3,500)       $   18.50     (28,850)       $   18.85      (9,350)    $   18.85
                                                    --------                      -------                      -------
Outstanding at end of year ..................        512,073        $   14.46     482,817        $   14.14     543,991     $   13.85
                                                    ========                      =======                      =======

Options exercisable at year end .............        512,073        $   14.46     455,817        $   13.93     543,991     $   11.24


The weighted average fair values of options granted each year are computed using the Black-Scholes option pricing model using the assumptions detailed below:

                                                    Years Ended December 31,
                                                    ------------------------
                                                  2005        2004        2003
                                                  ----        ----        ----
Weighted average fair value of options
     granted during the year ............... $    2.33   $    4.74   $    4.33
Risk-free interest rate ....................      3.80%       3.74%       3.72%
Expected life (years) ......................      3.00        7.00        6.01
Expected volatility ........................     18.75%      26.15%      24.01%
Yield ......................................      2.60%       2.18%       2.00%



The following table summarizes information about the options outstanding:

                                                                          December 31, 2005
                                                                          -----------------
                                                      Options Outstanding                         Options Exercisable
                                                      -------------------                         -------------------
                                                                Weighted
                                                                Average         Weighted                    Weighted
                                                                Remaining       Average                     Average
                                                 Number    Contractual Life    Exercise         Number      Exercise
            Range of Exercise Prices           Outstanding      (Years)         Price          Outstanding     Price
            ------------------------           -----------      -------         -----          -----------     -----
              $  7.62 to $ 11.00                 175,440            4.5        $   10.38       175,440      $   10.38
              $ 12.83    $ 18.85                 336,633            5.9        $   16.59       336,633      $   16.59
                                                 -------                                       -------
                                                 512,073            5.4        $   14.46       512,073      $   14.46
                                                 =======                                       =======

Until January 1, 2006, the Corporation applied APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has previously been recognized. Effective January 1, 2006, the Corporation has adopted the provisions of SFAS No. 123(R), which will change the cost recognition accounting methodology. See Note 2, "Accounting Changes - Share-Based Payment."

NOTE 13 - INCOME TAXES

The Corporation files consolidated federal income tax returns on a calendar-year basis.

The provision for income taxes consists of the following:


                                                    Years Ended December 31,
                                                    ------------------------
                                                   2005         2004        2003
                                                   ----         ----        ----
                                                   (Dollars in thousands)
Current
     Federal .................................    $ 3,396     $ 1,367    $ 2,820
     State ...................................        202         117        280
                                                  -------     -------    -------
                Total current ................      3,598       1,484      3,100
                                                  -------     -------    -------

Deferred .....................................     (2,833)        287         47
                                                  -------     -------    -------
                Total income tax expense .....    $   765     $ 1,771    $ 3,147
                                                  =======     =======    =======


The provision for income taxes differs from that computed by applying federal statutory rates at 34% to income before income tax expense as indicated in the following summary:


                                                    Years Ended December 31,
                                                    ------------------------
                                                   2005      2004         2003
                                                   ----      ----         ----
                                                    (Dollars in thousands)

Tax expense at statutory rate ..............    $   603     $ 1,693     $ 2,986
State income tax, net of federal
     income tax benefit ....................        134         184         174
Tax-exempt interest income .................        (87)       (133)       (136)
Amortization of organization costs and
     core deposit intangibles ..............         84          84          63
Other, net .................................         31         (57)         60
                                                -------     -------     -------
                Total ......................    $   765     $ 1,771     $ 3,147
                                                =======     =======     =======

Temporary differences, which give rise to deferred tax assets and liabilities, are as follows:

                                                                 December 31,
                                                                 ------------
                                                             2005          2004
                                                             ----          ----
                                                         (Dollars in thousands)
Deferred tax assets
     Allowance for loan losses .......................     $ 3,624      $ 1,073
     Unrealized net holding losses on
       available-for-sale securities .................         299           50
     State net operating loss ........................         109           70
     Other ...........................................         155           67
                                                           -------      -------
                Gross deferred tax assets ............       4,187        1,260
     Valuation allowance .............................        (109)         (70)
                                                           -------      -------
                Total ................................       4,078        1,190
                                                           -------      -------

Deferred tax liabilities
     Accelerated depreciation ........................         363          486
     Accretion .......................................          12            8
     Purchase adjustments - securities ...............          24           44
     Purchase adjustments - loans ....................          24           44
     Other ...........................................           -            9
                                                           -------      -------
                Gross deferred tax liabilities .......         423          591
                                                           -------      -------
Net deferred income tax assets .......................     $ 3,655      $   599
                                                           =======      =======

At December 31, 2005, and December 31, 2004 valuation allowances of $109,000 and $70,000 were established to offset deferred tax assets arising from state net operating loss carryforwards of the Corporation (parent company only) and CRM which management does not consider likely to be realizable. The Corporation had no available carrybacks, and realization of the remainder of the net operating loss deductions is dependent upon the Corporation (parent company only) and CRM having aggregate future taxable income. The nature of the Corporation's (parent company only) operations are that management fees are charged to the subsidiaries at levels approximately equal to the costs of providing services. However, debt service is not charged to the subsidiaries and, consequently, the Corporation (parent company only) operates at a deficit. Operating results of CRM have historically fluctuated significantly along with changing conditions in the home mortgage market. Accordingly, realization of the deferred tax assets is not currently believed to be more likely than not. The state net operating loss carryforwards at December 31, 2005 total $2,170,000 and expire as follows: 2024
- $1,407,000; and 2025 - $763,000.


NOTE 14 - EMPLOYEE BENEFIT PLANS

The Corporation provides a defined contribution plan qualified under Internal Revenue Code Section 401(k). All employees who have completed 500 hours of service during a six-month period and have attained age 21 may participate in the plan.

A participant may elect to make tax deferred contributions up to a maximum of $14,000 (plus $4,000 catch-up contributions if they were at least 50 years old) in the 2005 plan year. The Corporation will make matching contributions on behalf of each participant for 100% of the elective deferral, up to 3% of the participant's compensation. The Corporation may also make additional contributions determined at the discretion of the Board of Directors.

The Corporation's contributions for 401(k) related profit sharing for the years ended December 31, 2005, 2004, and 2003 totaled approximately $479,000, $285,000, and $170,000, respectively. Since 2001, the senior officers of the Corporation have not participated in this profit sharing program.

The Bank of Ridgeway maintains a defined benefit pension plan covering the majority of its employees. This plan was in place prior to the Corporation's acquisition of Ridgeway Bancshares, Inc. in 2002. Because there are no such plans for the Corporation's other subsidiaries, and there are no intentions to establish any other such plans, the Corporation froze benefit accruals and discontinued additional participation and voluntary contributions in the plan during 2003. Management has no immediate plans to formally terminate the plan and distribute its assets. The changes in the pension plan have been accounted for as curtailments in accordance with the provisions of SFAS No. 88. The following table shows the activity and status of that plan:


                                                         As of December 31,
                                                         ------------------
                                                      2005       2004      2003
                                                      ----       ----     ----
                                                         (Dollars in thousands)
Change in Benefit Obligation
  Benefit obligation as of January 1 .............    $ 752     $ 710     $ 796
  Service cost ...................................        -         -        11
  Interest cost ..................................       46        46        50
  Curtailments ...................................        -         -      (169)
  Actuarial (gain) loss ..........................       42       106        27
  Acquisition ....................................        -         -         -
  Benefits paid ..................................       (9)     (110)       (5)
                                                      -----     -----     -----
  Benefit obligation as of December 31 ...........      831       752       710
                                                      -----     -----     -----
Change in Plan Assets
  Fair value of plan assets as of January 1 ......      694       656       632
  Actual return (loss) on plan assets ............       50        88       (27)
  Acquisition ....................................        -         -         -
  Employer contributions .........................       60        60        56
  Benefits paid ..................................       (9)     (110)       (5)
                                                      -----     -----     -----
  Fair value of plan assets as of December 31 ....      795       694       656
                                                      -----     -----     -----
Funded Status of the Plan ........................      (36)      (58)      (54)
  Unrecognized transition obligation .............        -         -         -
  Unrecognized net loss ..........................      142       101        38
                                                      -----     -----     -----
  Prepaid (accrued) benefit liability ............    $ 106     $  43     $ (16)
                                                      =====     =====     =====
Amount Recognized in the Consolidated
    Balance Sheets consists of:

     Prepaid (accrued) benefit cost ..............    $ 106     $  43     $ (16)
                                                      =====     =====     =====

The actuarial assumptions used to determine the benefit obligation as of December 31, 2005, 2004 and 2003 were as follows:


                                                              December 31,
                                                              ------------
                                                         2005     2004     2003
                                                         ----     ----     ----
Pension Benefits Weighted Average Assumptions
  Discount rate .....................................    6.00%    6.25%    7.25%
  Rate of compensation increase .....................    3.00%    3.00%    5.00%

The components of net periodic pension cost were as follows:

                                                       Year Ended December 31,
                                                       -----------------------
                                                      2005      2004       2003
                                                      ----      ----       ----
Components of Net Periodic Benefit Cost                 (Dollars in Thousands)
  Service cost ................................     $   -      $   -      $  11
  Interest cost ...............................        46         46         50
  Expected return on plan assets ..............       (51)       (47)       (41)
  Recognized net actuarial loss (gain) ........         -          -        169
  Amortization of transition obligation .......         -          -          -
  Amortization of unrecognized net loss .......         2          2          1
  Curtailment (gain) loss .....................         -          -       (169)
                                                    -----      -----      -----
    Net periodic benefit cost .................     $  (3)     $   1      $  21
                                                    =====      =====      =====


For the years ended December 31, 2005, 2004 and 2003, the assumptions used to determine net periodic pension cost were as follows:


                                                         Year Ended December 31,
                                                         -----------------------
                                                         2005     2004     2003
                                                         ----     ----     ----
Pension Cost Weighted Average Assumptions
  Discount rate .....................................    6.25%    6.25%    7.25%
  Expected long-term rate of return on plan asets ...    7.25%    7.25%    7.25%
  Rate of compensation increase .....................    3.00%    3.00%    5.00%


As of December 31, 2005 and 2004, pension plan assets consisted primarily of the following:

                                                    Percentage of Plan Assets
                                                         at December 31,
                                                         ---------------
Asset Category                                         2005            2004
                                                       ----            ----
   Equities ...................................         51%             53%
   Bonds ......................................         24%             24%
   Cash .......................................          0%              0%
   Stable value instruments ...................         25%             23%
                                                       ---             ---
                 Total ........................        100%            100%
                                                       ===             ===

The plan did not hold any direct investment in the Corporation's common stock.

The Bank of Ridgeway expects to contribute $60,000 to the pension plan in 2006.

Estimated future benefit payments are as follows:

      Year                                                        Amount
      ----                                                        ------
                                                       (Dollars in thousands)
      2006                                                       $ 214
      2007                                                          15
      2008                                                          15
      2009                                                          29
      2010                                                          29
Years 2011 through 2015                                            235


The Corporation maintains no other post-retirement or post-employment benefit plans.


NOTE 15 - OFF-BALANCE-SHEET COMMITMENTS

The Banks are parties to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Banks' exposure to credit loss is represented by the contractual notional amount of these commitments. The Banks generally use the same credit policies in making these commitments as they do for on-balance-sheet instruments.

At December 31, 2005 and 2004, the following financial instruments were outstanding whose contract amounts represent credit risk:


                                                                December 31,
                                                                ------------
                                                             2005         2004
                                                             ----         ----
                                                          (Dollars in thousands)

Loan commitments ...................................       $13,386       $11,644
Unfunded commitments under lines of credit .........        42,974        43,312
Standby letters of credit ..........................         2,024         2,919



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

From time to time, the Corporation enters into commitments related to the normal conduct of its business. In June 2005 the Corporation entered into an agreement with Jack Henry and Associates related to the conversion of its management information system to Jack Henry's Silverlake product. The initial aggregate value of this commitment and its related software and hardware was approximately $902,000. At December 31, 2005, the remaining obligation under this agreement was approximately $584,000. Management anticipates initial implementation of the new management information system during the second quarter and complete implementation by year end of 2006.

The Corporation's Ridgeway bank entered into a lease agreement in December 2005 related to a building under construction. The Ridgeway bank is planning to relocate its existing Blythewood office to a new location at 720 University Village Drive by late second quarter 2006. The Bank will lease approximately 7,500 square feet in the building, which will be approximately 13,500 square feet. The Bank's lease obligation in years 1 through 5 will be $138,750 annually and, in years 6 through 10 the obligation will be $146,250 annually. The Bank will have the option to renew for up to three additional terms of 5 years each upon expiration of the original term.


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

Earnings per common share were computed based on the following:

                                                                                                 Years Ended December 31,
                                                                                                 ------------------------
                                                                                      2005               2004                 2003
                                                                                      ----               ----                 ----
                                                                                         (Dollars in thousands, except per share)
Net income per share, basic
  Numerator - net income ..................................................         $    1,011         $    3,209         $    5,635
                                                                                    ==========         ==========         ==========
  Denominator
    Weighted average common shares issued and outstanding .................          4,401,718          4,357,919          4,313,437
                                                                                    ==========         ==========         ==========
                 Net income per share, basic ..............................         $      .23         $      .74         $     1.31
                                                                                    ==========         ==========         ==========

Net income per share, assuming dilution
  Numerator - net income ..................................................         $    1,011         $    3,209         $    5,635
                                                                                    ==========         ==========         ==========
  Denominator
    Weighted average common shares issued and outstanding .................          4,401,718          4,357,919          4,313,437
    Effect of dilutive stock options ......................................            100,017            114,500            113,966
                                                                                    ----------         ----------         ----------
                 Total shares .............................................          4,501,735          4,472,419          4,427,403
                                                                                    ==========         ==========         ==========
                 Net income per share, assuming dilution ..................         $      .22         $      .72         $     1.27
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

     Loans. Fair values for performing loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

     Accrued interest. The carrying amounts of accrued interest receivable and payable approximate fair value.

     Deposits. The fair values disclosed for demand deposits are equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for certificates of deposit and other time deposits are estimated using a discounted cash flow calculation that applies interest rates currently offered on certificates to a schedule of aggregated expected monthly maturities of time deposits.

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

The estimated fair values and related carrying or notional amounts of the Corporation's financial instruments at December 31, 2005 and 2004, are as follows:


                                                                                              December 31,
                                                                                              ------------
                                                                                  2005                            2004
                                                                                  ----                            ----
                                                                       Carrying         Estimated       Carrying         Estimated
                                                                        Amount         Fair Value        Amount         Fair Value
                                                                       of Assets        of Assets       of Assets        of Assets
                                                                     (Liabilities)    (Liabilities)   (Liabilities)    (Liabilities)
                                                                     -------------    -------------   -------------    -------------
                                                                                         (Dollars in thousands)

Cash and cash equivalents ..................................        $  51,991         $  51,991         $  26,968         $  26,968
Interest bearing deposits with other banks .................            1,038             1,038               852               852
Securities available-for-sale ..............................           58,701            58,701            55,471            55,471
Securities held-to-maturity ................................            1,850             1,820             1,925             1,907
Other investments ..........................................            2,980             2,980             2,642             2,642
Loans held for sale ........................................           12,447            12,447            15,090            15,090
Loans, net .................................................          402,343           394,544           389,302           383,625
Accrued interest receivable ................................            3,134             3,134             2,419             2,419
Deposits ...................................................         (464,209)         (464,673)         (423,458)         (424,623)
Short-term borrowings ......................................           (8,975)           (8,975)           (6,662)           (6,662)
Long-term debt .............................................          (32,196)          (34,110)          (30,573)          (31,486)
Accrued interest payable ...................................           (1,212)           (1,212)             (691)             (691)

Off-balance-sheet commitments
  Loan commitments .........................................        $ (13,386)        $       -         $ (11,644)        $       -
  Unfunded commitments under lines of credit ...............          (42,974)                -           (43,312)                -
  Standby letters of credit ................................           (2,024)                -            (2,919)                -



NOTE 18 - CONTINGENCIES

The Corporation is subject at times to claims and lawsuits arising out of the normal course of business. As of December 31, 2005, no claims or lawsuits were pending or threatened which, in the opinion of management, are likely to have a material effect on the Corporation's consolidated financial statements.


NOTE 19 - REGULATORY MATTERS

The Banks are subject to dividend restrictions set forth by various banking regulators. Under such restrictions, the national banks may not, without prior approval, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years and the state bank may not declare dividends in excess of the current year's earnings. In addition, dividends paid by the Banks to the Corporation would be prohibited if the effect thereof would cause the Banks' capital to be reduced below applicable minimum capital requirements. At December 31, 2005, the dividends that the Banks could declare without the approval of their respective primary bank regulators amounted to approximately $5,747,000. The Banks are also restricted by law as to the amount they may lend to any non-depository affiliate, including the Corporation and CRM. Such loans are subject to the requirements of Section 23A of the Federal Reserve Act including a general limitation to not more than 10% of capital and specified ratios of the fair market value of allowable collateral to loan amounts. There were no such loans outstanding during 2005.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Corporation and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2005, for ONB, for SNB, for FNB, and for BOR, the most recent notifications from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since the notifications that management believes have changed the Banks' categories. The Corporation's and the Banks' actual capital amounts and ratios are presented in the following table.

                                                                                            Minimum for            Minimum to be
                                                                         Actual          Capital Adequacy        Well Capitalized
                                                                         ------          ----------------        ----------------
                                                                  Amount        Ratio    Amount        Ratio    Amount        Ratio
                                                                  ------        -----    ------        -----    ------        -----
December 31, 2005                                                                       (Dollars in thousands)
      Tier I Capital (to Average Assets)
           Consolidated .....................................    $52,370         9.6%    $21,880        4.0%         NA          NA
           ONB ..............................................     18,008         8.2%      8,784        4.0%     10,979         5.0%
           SNB ..............................................     10,060         7.1%      5,700        4.0%      7,125         5.0%
           FNB ..............................................      7,155         8.9%      3,210        4.0%      4,012         5.0%
           BOR ..............................................      7,721         8.2%      3,784        4.0%      4,729         5.0%

      Tier I Capital (to Risk Weighted Assets)
           Consolidated .....................................    $52,370        12.7%    $16,438        4.0%         NA          NA
           ONB ..............................................     18,008        11.1%      6,499        4.0%      9,749         6.0%
           SNB ..............................................     10,060         9.1%      4,416        4.0%      6,624         6.0%
           FNB ..............................................      7,155        10.1%      2,829        4.0%      4,243         6.0%
           BOR ..............................................      7,721        12.4%      2,488        4.0%      3,733         6.0%

      Total Capital (to Risk Weighted Assets)
           Consolidated .....................................    $57,592        14.0%    $32,877        8.0%         NA          NA
           ONB ..............................................     19,974        12.3%     12,999        8.0%     16,248        10.0%
           SNB ..............................................     11,518        10.4%      8,831        8.0%     11,039        10.0%
           FNB ..............................................      8,040        11.4%      5,657        8.0%      7,071        10.0%
           BOR ..............................................      8,501        13.7%      4,977        8.0%      6,221        10.0%

December 31, 2004
      Tier I Capital (to Average Assets)
           Consolidated .....................................    $52,713        10.7%    $19,720        4.0%         NA          NA
           ONB ..............................................     18,037         8.9%      8,118        4.0%     10,148         5.0%
           SNB ..............................................     10,540         7.8%      5,379        4.0%      6,723         5.0%
           FNB ..............................................      6,202         8.6%      2,872        4.0%      3,590         5.0%
           BOR ..............................................      7,426         8.7%      3,413        4.0%      4,267         5.0%

      Tier I Capital (to Risk Weighted Assets)
           Consolidated .....................................    $52,713        13.7%    $15,408        4.0%         NA          NA
           ONB ..............................................     18,037        12.0%      6,037        4.0%      9,055         6.0%
           SNB ..............................................     10,540         9.5%      4,459        4.0%      6,688         6.0%
           FNB ..............................................      6,202         9.6%      2,573        4.0%      3,859         6.0%
           BOR ..............................................      7,426        13.0%      2,292        4.0%      3,437         6.0%

      Total Capital (to Risk Weighted Assets)
           Consolidated .....................................    $57,060        14.8%    $20,816        8.0%         NA          NA
           ONB ..............................................     19,763        13.1%     12,074        8.0%     15,092        10.0%
           SNB ..............................................     11,714        10.5%      8,917        8.0%     11,146        10.0%
           FNB ..............................................      6,781        10.5%      5,146        8.0%      6,432        10.0%
           BOR ..............................................      7,914        13.8%      4,583        8.0%      5,729        10.0%

CRM is subject to a minimum regulatory adjusted net worth requirement to maintain its certification as a HUD-approved Title II Loan Correspondent. Certain investor and warehouse credit line agreements require that CRM maintain its HUD certification. Accordingly, failure to maintain the minimum regulatory adjusted net worth could result in a significant limitation of CRM's ability to originate, fund or sell loans, and therefore could have a direct, material adverse effect on its business and the Corporation's consolidated financial statements.

CRM's actual regulatory adjusted net worth and the minimum amount required by HUD were as follows:


                                                              December 31,
                                                              ------------
                                                         2005              2004
                                                         ----              ----
                                                          (Dollars in thousands)

Actual adjusted net worth ....................           $1,487           $1,161
Minimum required .............................               63               63


HUD regulations require that 20%, up to a maximum of $100,000, of the adjusted net worth amount be held in liquid assets. CRM's liquid assets for regulatory purposes totaled $2,018,000 and $1,331,000, respectively, as of December, 31, 2005 and 2004.


NOTE 20 - CONDENSED FINANCIAL STATEMENTS

Presented below are the condensed financial statements for Community Bankshares, Inc. (Parent Company only):

COMMUNITY BANKSHARES, INC. (PARENT COMPANY ONLY)

                                                                 December 31,
                                                                 ------------
                                                              2005         2004
                                                              ----         ----
                                                         (Dollars in thousands)
Condensed Balance Sheets
Assets
    Cash ...............................................     $ 1,364     $ 3,991
    Investment in banking subsidiaries .................      48,646      48,598
    Investment in nonbanking subsidiaries ..............       1,797       1,471
    Securities available-for-sale, at fair value .......          96          96
    Loans to nonbanking subsidiary .....................       3,813       4,883
    Premises and equipment - net .......................       3,263       1,037
    Goodwill ...........................................         921         921
    Other assets .......................................       2,167          96
                                                             -------     -------
         Total assets ..................................     $62,067     $61,093
                                                             =======     =======
Liabilities
    Short-term borrowings ..............................     $ 2,000     $     -
    Long-term debt .....................................      10,310      10,310
    Other liabilities ..................................         765         756
Shareholders' equity ...................................      48,992      50,027
                                                             -------     -------
         Total liabilities and shareholders' equity ....     $62,067     $61,093
                                                             =======     =======

                                                                                                  Years Ended December 31,
                                                                                                  ------------------------
                                                                                            2005             2004            2003
                                                                                            ----             ----            ----
                                                                                                   (Dollars in thousands)
Condensed Statements of Income
  Income
    Management fees from subsidiaries ...........................................         $ 3,086          $ 2,286          $ 2,066
    Dividends received from banking subsidiaries ................................           4,266            2,679            1,741
    Interest income .............................................................             428              180               17
    Other income ................................................................               4               16               11
                                                                                          -------          -------          -------
         Total income ...........................................................           7,784            5,161            3,835
                                                                                          -------          -------          -------
  Expenses
    Salaries and employee benefits ..............................................           1,868            1,397            1,373
    Premises and equipment ......................................................             683              628              435
    Supplies ....................................................................              80              109               92
    Directors' fees .............................................................              62               53               49
    Interest expense ............................................................             675              408                9
    Other expenses ..............................................................           1,447              918              701
                                                                                          -------          -------          -------
         Total expenses .........................................................           4,815            3,513            2,659
                                                                                          -------          -------          -------
  Income before income taxes and equity in
    undistributed earnings of subsidiaries ......................................           2,969            1,648            1,176
Income tax (benefit) ............................................................            (441)            (364)            (192)
Equity in undistributed (loss) earnings of banking subsidiaries .................          (2,507)           1,664            3,725
Equity in undistributed earnings (loss) of nonbanking subsidiary ................             108             (467)             542
                                                                                          -------          -------          -------
Net income ......................................................................         $ 1,011          $ 3,209          $ 5,635
                                                                                          =======          =======          =======

                                                                                                   Years Ended December 31,
                                                                                                   ------------------------
                                                                                             2005            2004             2003
                                                                                             ----            ----             ----
                                                                                                     (Dollars in thousands)
Condensed Statements of Cash Flows
    Operating activities
      Net income ................................................................        $  1,011         $  3,209         $  5,635
           Adjustments to reconcile net income to net
             cash provided by operating activities
                  Equity in undistributed loss (earnings)
                    of subsidiaries .............................................           2,399           (1,197)          (4,267)
                  Depreciation and amortization .................................             354              332              205
                  Loss on disposal of premises and equipment ....................               -                -                9
                  (Increase) decrease in other assets ...........................          (2,071)              83              225
                  Increase in other liabilities .................................               9              332              268
                                                                                         --------         --------         --------
                    Net cash provided by
                       operating activities .....................................           1,702            2,759            2,075
                                                                                         --------         --------         --------
    Investing activities
       Purchase of securities available-for-sale ................................               -                -              (46)
       Net decrease (increase) in loans to nonbanking subsidiaries ..............           1,070           (4,883)               -
       Investment in SCB Capital Trust ..........................................               -             (310)               -
       Investments in banking subsidiaries ......................................          (3,000)          (3,000)               -
       Investment in nonbanking subsidiary ......................................            (218)            (126)               -
       Purchases of premises and equipment ......................................          (2,580)            (360)            (794)
                                                                                         --------         --------         --------
                       Net cash used by investing activities ....................          (4,728)          (8,679)            (840)
                                                                                         --------         --------         --------
    Financing activities
       Increase (decrease) in short-term borrowings, net ........................           2,000             (635)             635
       Proceeds of issuing long-term debt .......................................               -           10,310                -
       Sale of common stock .....................................................              14                -                -
       Exercise of stock options ................................................             146              640              312
       Cash dividends paid ......................................................          (1,761)          (1,744)          (1,554)
                                                                                         --------         --------         --------
                       Net cash provided (used) by financing activities .........             399            8,571             (607)
                                                                                         --------         --------         --------
    (Decrease) increase in cash and cash equivalents ............................          (2,627)           2,651              628
    Cash and cash equivalents, beginning ........................................           3,991            1,340              712
                                                                                         --------         --------         --------
    Cash and cash equivalents, ending ...........................................        $  1,364         $  3,991         $  1,340
                                                                                         ========         ========         ========

NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                             Years Ended December 31,
                                                                             ------------------------
                                                                    2005                                   2004
                                                                    ----                                   ----
                                                   Fourth     Third     Second   First      Fourth     Third     Second     First
                                                   Quarter    Quarter   Quarter  Quarter    Quarter    Quarter   Quarter    Quarter
                                                   -------    -------   -------  -------    -------    -------   -------    -------
                                                                   (Dollars in thousands, except per share)

Interest and dividend income ..................   $ 8,464    $ 8,295   $ 7,696   $ 7,151    $ 6,785    $ 6,253   $ 5,928    $ 5,908
Interest expense ..............................     3,157      2,929     2,503     2,216      1,972      1,757     1,662      1,640
                                                  -------    -------   -------   -------    -------    -------   -------    -------

Net interest income ...........................     5,307      5,366     5,193     4,935      4,813      4,496     4,266      4,268
Provision for loan losses .....................     6,302      2,300       585       450      2,963      1,648       258        233
                                                  -------    -------   -------   -------    -------    -------   -------    -------

Net interest income after provision ...........      (995)     3,066     4,608     4,485      1,850      2,848     4,008      4,035
Noninterest income ............................     1,897      2,295     2,044     1,777      1,581      1,839     1,932      1,850
Gains (losses) on sales of securities .........         -          -         -       (10)        71         10        (1)        (4)
Noninterest expense ...........................     4,598      4,449     4,225     4,119      3,705      3,826     3,775      3,733
                                                  -------    -------   -------   -------    -------    -------   -------    -------

Income (loss) before income taxes .............    (3,696)       912     2,427     2,133       (203)       871     2,164      2,148
Provision for income taxes ....................    (1,214)       330       876       773        (67)       306       769        763
                                                  -------    -------   -------   -------    -------    -------   -------    -------

Net income (loss) .............................   $(2,482)   $   582   $ 1,551   $ 1,360    $  (136)   $   565   $ 1,395    $ 1,385
                                                  =======    =======   =======   =======    =======    =======   =======    =======

Earnings (loss) per share
  Basic .......................................   $ (0.56)   $  0.13   $  0.35   $  0.31    $ (0.03)   $  0.13   $  0.32    $  0.32
  Diluted .....................................     (0.56)      0.13      0.35      0.30      (0.03)      0.12      0.31       0.31

During the third and fourth quarter of 2004 management became aware of certain credit quality concerns relative to its loan portfolio. Consequently, during that period significant increases were recorded in the Corporation's loan loss provision.

In early 2005 management hired a Chief Credit Officer, enhanced its loan administration process and engaged the services of a new external loan review firm. The new loan review firm's initial series of reviews were completed during the second and third quarter of 2005. Based on those reviews, and further work conducted by management, significant increases were recorded in the Corporation's loan loss provision during the last two quarters of 2005.

NOTE 22 - SUBSEQUENT EVENT

During the first quarter of 2006 the corporate board concluded that the multi-bank holding company concept was not in the best long range interest of its shareholders, customers or employees. The board directed management to plan for a transition to a single bank charter, to be implemented by year-end 2006, contingent on all required legal and regulatory approvals.

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

         No disclosure is required under 17 C.F.R. Section 229.308(a) or (b). There has been no change in the Corporation's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

Item 9B.  Other Information

No information required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 was not so disclosed.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The information set forth under the captions "Management - Directors," "Management - Executive Officers," "Governance Matters - Committees of the Board of Directors - Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in conjunction with the 2006 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

Audit Committee Financial Expert

         The Corporation's board of directors has determined that the Corporation does not have an "audit committee financial expert," as that term is defined by Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. The Corporation's audit committee is a committee of directors who are independent of the Corporation and its management. After reviewing the experience and training of all of the Corporation's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an "audit committee financial expert" serving on the Corporation's audit committee. The Corporation's audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful. Accordingly, the Corporation does not believe that it needs to have an "audit committee financial expert" on its audit committee.

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

         Equity Compensation Plan Information. The following table sets forth aggregated information as of December 31, 2005 about all of the Corporation's compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance.

                                                                                                            Number of securities
                                                                                                          remaining available for
                                         Number of securities to be         Weighted average              future issuance under
                                         issued upon exercise of            exercise price of            equity compensation plans
                                           outstanding options,            outstanding options,            (excluding securities
                                           warrants and rights             warrants and rights             reflected in column (a))
Stock option plan                                    (a)                             (b)                            (c)
--------------------------------------     -------------------             -------------------             ------------------------

Equity compensation plans
 approved by security holders ............         512,073                        $   14.46                       273,527

Equity compensation plans not
 approved by security holders ............             N/A                              N/A                           N/A
                                                   -------                           ------                       -------

Total ....................................         512,073                        $   14.46                       273,527
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

Item 15.  Exhibits and Financial Statement Schedules

(a) (1) All financial statements:

Consolidated Balance Sheets, December 31, 2005 and 2004
Consolidated Statements of Income, Years Ended December 31, 2005, 2004 and 2003 Consolidated Statements of Changes in Shareholders' Equity, Years Ended
     December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows, Years Ended December 31, 2005, 2004
     and 2003
Notes to Consolidated Financial Statements

(2) Financial statement schedules:

Quarterly Data for 2005 and 2004

(3)
Exhibit No.            Description
(from item 601 of
S-K)
         3.1           Articles  of  Incorporation,  as  amended  (incorporated  by  reference  to exhibits filed in the  Registrant's  Form 10-QSB for the quarter ended
                            September 30, 1997).
         3.2           Bylaws,  as amended  (incorporated  by reference to Registrant's  Form 8-K, filed February 4, 2005).
          4            Stock  certificate  (incorporated  by  reference  to exhibits  filed in the
                            Registrant's  Registration  Statement on Form S-2, filed September 11,
                            1995, Commission File No. 33-96746).
        10.1           1997 Stock Option Plan, as amended  (incorporated  by reference to exhibits to Registrant's Form S-8 (File No. 333-118119)).
        10.2           Leasefor site of Florence  National  Bank  (incorporated  by  reference  to
                            Registrant's Form 10-K for the year ended December 31, 1999).
        10.3           Warehouse  Credit and Security  Agreement,  dated October 5, 2004,  between
                            Community  Resource  Mortgage,  Inc. and Branch Bank and Trust Company
                            (incorporated  by  reference  to  Registrant's  Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K")).
        10.4           Guaranty,  dated October 5, 2004, by Registrant of obligations of Community
                            Resource   Mortgage,   Inc.   to  Branch   Bank  and   Trust   Company
                            (incorporated by reference to the 2004 Form 10-K).
        10.5           Indenture,  dated as of March 1, 2004,  between  Registrant and Wells Fargo
                            Bank,  National  Association  (incorporated  by  reference to exhibits filed with  Registrant's  Form 10-Q for the  quarter  ended  March 31,
                            2004 ("First Quarter 2004 Form 10-Q")).
        10.6           Amended and Restated  Declaration of Trust, dated March 10, 2004, among the
                            Trustees  and  Administrators  named  therein and SCB Capital  Trust I
                            (incorporated by reference to the First Quarter 2004 Form 10-Q).
        10.7           Guaranty  Agreement,  dated as of March 10, 2004,  between  Registrant  and
                            Wells Fargo Bank, National  Association  (incorporated by reference to the First Quarter 2004 Form 10-Q).
        10.8           Form of Employment  Agreement  between the  Corporation and Samuel L. Erwin
                            (incorporated by reference to the 2004 Form 10-K).
        10.9           Form of Employment  Agreement  between the  Corporation and each of William
                            W.  Traynham  and Michael A Wolfe  (incorporated  by  reference to the
                            2004 Form 10-K).
         21            Subsidiaries of the registrant  (incorporated by reference to the 2004 Form
                            10-K).
         23            Consent of J. W. Hunt and Company, LLP
        31.1           Rule 13a-14(a) / 15d-14(a) Certifications of Chief Executive Officer
        31.2           Rule 13a-14(a) / 15d-14(a) Certifications of Chief Financial Officer
         32            18 U.S.C. Section 1350 Certifications

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           DATED: March 30, 2006

By:  s/ Samuel L. Erwin
     ----------------------------
     Samuel L. Erwin
     Chief Executive Officer

By  s/ William W. Traynham, Jr.
    -----------------------------
    William W. Traynham, Jr
    Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

s/ E. J. Ayers, Jr.                                                             Date: March 27, 2006
-------------------
E. J. Ayers, Jr., Director

                                                                                Date: March __, 2006
-------------------------
Alvis J. Bynum, Director

s/ Martha Rose C. Carson                                                        Date: March 27, 2006
------------------------
Martha Rose C. Carson, Director

s/ Anna O. Dantzler                                                             Date: March 27, 2006
-------------------
Anna O. Dantzler, Director

s/ Thomas B. Edmunds                                                            Date: March 27, 2006
--------------------
Thomas B. Edmunds, Director

s/ Samuel L. Erwin                                                              Date: March 27, 2006
------------------
Samuel L. Erwin, Director

s/ Charles E. Fienning                                                          Date: March 27, 2006
----------------------
Charles E. Fienning, Director

s/ J. M. Guthrie                                                                Date: March 27, 2006
----------------
J. M. Guthrie, Director

s/ Richard L. Havekost                                                          Date: March 27, 2006
----------------------
Richard L. Havekost, Director

s/ John V. Nicholson, Jr.                                                       Date: March 27, 2006
--------------------
John V. Nicholson, Jr., Director

s/ Samuel F. Reid, Jr.                                                          Date: March 27, 2006
----------------------
Samuel F. Reid, Jr., Director
                                                                                Date: March __, 2006
--------------------
J. Otto Warren, Jr., Director

s/ Wm. Reynolds Williams, II                                                    Date: March 27, 2006
------------------------
Wm. Reynolds Williams, II, Director

                                  EXHIBIT INDEX


Exhibit No.            Description
(from item 60 of
S-K)
         3.1           Articles  of  Incorporation,  as  amended  (incorporated  by  reference  to exhibits filed in the  Registrant's  Form 10-QSB for the quarter ended
                            September 30, 1997).
         3.2           Bylaws,  as amended  (incorporated  by reference to Registrant's  Form 8-K, filed February 4, 2005).
          4            Stock  certificate  (incorporated  by  reference  to exhibits  filed in the
                            Registrant's  Registration  Statement on Form S-2, filed September 11,
                            1995, Commission File No. 33-96746).
        10.1           1997 Stock Option Plan, as amended  (incorporated  by reference to exhibits to Registrant's Form S-8 (File No. 333-118119)).
        10.2           Leasefor site of Florence  National  Bank  (incorporated  by  reference  to
                            Registrant's Form 10-K for the year ended December 31, 1999).
        10.3           Warehouse  Credit and Security  Agreement,  dated October 5, 2004,  between
                            Community  Resource  Mortgage,  Inc. and Branch Bank and Trust Company
                            (incorporated  by  reference  to  Registrant's  Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K")).
        10.4           Guaranty,  dated October 5, 2004, by Registrant of obligations of Community
                            Resource   Mortgage,   Inc.   to  Branch   Bank  and   Trust   Company
                            (incorporated by reference to the 2004 Form 10-K).
        10.5           Indenture,  dated as of March 1, 2004,  between  Registrant and Wells Fargo
                            Bank,  National  Association  (incorporated  by  reference to exhibits filed with  Registrant's  Form 10-Q for the  quarter  ended  March 31,
                            2004 ("First Quarter 2004 Form 10-Q")).
        10.6           Amended and Restated  Declaration of Trust, dated March 10, 2004, among the
                            Trustees  and  Administrators  named  therein and SCB Capital  Trust I
                            (incorporated by reference to the First Quarter 2004 Form 10-Q).
        10.7           Guaranty  Agreement,  dated as of March 10, 2004,  between  Registrant  and
                            Wells Fargo Bank, National  Association  (incorporated by reference to the First Quarter 2004 Form 10-Q).
        10.8           Form of Employment  Agreement  between the  Corporation and Samuel L. Erwin
                            (incorporated by reference to the 2004 Form 10-K).
        10.9           Form of Employment  Agreement  between the  Corporation and each of William
                            W.  Traynham  and Michael A Wolfe  (incorporated  by  reference to the
                            2004 Form 10-K).
         21            Subsidiaries of the registrant  (incorporated by reference to the 2004 Form
                            10-K).
         23            Consent of J. W. Hunt and Company, LLP
        31.1           Rule 13a-14(a) / 15d-14(a) Certifications of Chief Executive Officer
        31.2           Rule 13a-14(a) / 15d-14(a) Certifications of Chief Financial Officer
         32            18 U.S.C. Section 1350 Certifications