Form 10-Q
period 2006-03-31
COMMUNITY BANKSHARES INC /SC/
filed 2006-05-12
CIK 894508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2006      Commission File No. 000-22054


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


                               102 Founders Court
                        Orangeburg, South Carolina 29118
--------------------------------------------------------------------------------
               (Address of principal executive offices, zip code)


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

         Yes [X]  No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated  filer   [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes [ ] No [X]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value, 4,434,898 shares outstanding on May 2, 2006.

                           COMMUNITY BANKSHARES, INC.

                                    FORM 10-Q

                                      Index

                                                                                                                     Page
PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets                                                                           3
                  Consolidated Statements of Income                                                                     4
                  Consolidated Statements of Changes in Shareholders' Equity                                            5
                  Consolidated Statements of Cash Flows                                                                 6
                  Notes to Unaudited Consolidated Financial Statements                                                  7


Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                                          9

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                           19

Item 4.           Controls and Procedures                                                                              20

PART II -         OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds
                                                                                                                       21

Item 6.           Exhibits
                                                                                                                       21

SIGNATURES                                                                                                             22

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheets

                                                                                                       (Unaudited)
                                                                                                         March 31,      December 31,
                                                                                                           2006             2005
                                                                                                           ----             ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks .................................................................         $  16,963          $  19,508
     Federal funds sold ......................................................................            28,800             32,483
                                                                                                       ---------          ---------
            Total cash and cash equivalents ..................................................            45,763             51,991

     Interest-bearing deposits with other banks ..............................................             1,847              1,038
     Securities available-for-sale ...........................................................            57,420             58,701
     Securities held-to-maturity (estimated fair value $1,828 for 2006
          and $1,820 for 2005) ...............................................................             1,850              1,850
     Other investments .......................................................................             3,051              2,980
     Loans held for sale .....................................................................            13,305             12,447
     Loans receivable ........................................................................           417,451            413,984
         Less, allowance for loan losses .....................................................           (11,094)           (11,641)
                                                                                                       ---------          ---------
            Net loans ........................................................................           406,357            402,343
     Premises and equipment - net ............................................................             9,896              9,412
     Accrued interest receivable .............................................................             2,898              3,134
     Net deferred income tax assets ..........................................................             3,680              3,655
     Goodwill ................................................................................             4,321              4,321
     Core deposit intangible assets ..........................................................             2,776              2,837
     Prepaid expenses and other assets .......................................................             1,669              2,127
                                                                                                       ---------          ---------

            Total assets .....................................................................         $ 554,833          $ 556,836
                                                                                                       =========          =========

Liabilities
     Deposits
         Noninterest bearing .................................................................         $  66,095          $  67,146
         Interest-bearing ....................................................................           393,570            397,063
                                                                                                       ---------          ---------
            Total deposits ...................................................................           459,665            464,209

     Short-term borrowings ...................................................................            10,491              8,975
     Long-term debt ..........................................................................            31,693             32,196
     Accrued interest payable ................................................................             1,245              1,212
     Accrued expenses and other liabilities ..................................................             1,822              1,252
                                                                                                       ---------          ---------
            Total liabilities ................................................................           504,916            507,844
                                                                                                       ---------          ---------

Shareholders' equity
     Common stock - no par value; 12,000,000 shares authorized; issued and
         outstanding - 4,426,648 for 2006 and 4,404,303 for 2005 .............................            30,457             30,202
     Retained earnings .......................................................................            20,040             19,325
     Accumulated other comprehensive income (loss) ...........................................              (580)              (535)
                                                                                                       ---------          ---------
            Total shareholders' equity .......................................................            49,917             48,992
                                                                                                       ---------          ---------

            Total liabilities and shareholders' equity .......................................         $ 554,833          $ 556,836
                                                                                                       =========          =========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Income

                                                                (Unaudited)
                                                            Three Months Ended
                                                                  March 31,
                                                              2006         2005
                                                              -----        ----
                                                          (Dollars in thousands,
                                                             except per share)
Interest and dividend income
     Loans, including fees ............................     $ 7,683     $ 6,716
     Interest-bearing deposits with other banks .......          20           8
     Debt securities ..................................         553         437
     Dividends ........................................          34          24
     Federal funds sold ...............................         323          68
                                                            -------     -------
         Total interest and dividend income ...........       8,613       7,253
                                                            -------     -------

Interest expense
     Deposits
     Time deposits $100M and over .....................         859         527
     Other deposits ...................................       1,944       1,208
                                                            -------     -------
         Total interest expense on deposits ...........       2,803       1,735
     Short-term borrowings ............................         101          43
     Long-term debt ...................................         482         438
                                                            -------     -------
         Total interest expense .......................       3,386       2,216
                                                            -------     -------

Net interest income ...................................       5,227       5,037
Provision for loan losses .............................         615         450
                                                            -------     -------
Net interest income after provision ...................       4,612       4,587
                                                            -------     -------

Noninterest income
     Service charges on deposit accounts ..............         832         762
     Mortgage brokerage income ........................         837         692
     Net securities gains or (losses) .................           1         (10)
     Other ............................................         264         221
                                                            -------     -------
         Total noninterest income .....................       1,934       1,665
                                                            -------     -------

Noninterest expenses
     Salaries and employee benefits ...................       2,579       2,278
     Premises and equipment ...........................         624         535
     Other ............................................       1,424       1,306
                                                            -------     -------
         Total noninterest expenses ...................       4,627       4,119
                                                            -------     -------

Income before income taxes ............................       1,919       2,133
Income tax expense ....................................         718         773
                                                            -------     -------
Net income ............................................     $ 1,201     $ 1,360
                                                            =======     =======

Per share
     Net income .......................................     $  0.27     $  0.31
     Net income - diluted .............................        0.27        0.30
     Cash dividends declared ..........................        0.11        0.10



See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Changes in Shareholders' Equity

                                                                    (Unaudited)

                                                                    Common Stock
                                                                ----------------------                    Accumulated
                                                                Number of                   Retained   Other Comprehensive
                                                                 Shares         Amount      Earnings     Income (Loss)      Total
                                                                 ------         ------      --------     -------------      -----
                                                                             (Dollars in thousands, except per share)

Balance, January 1, 2005 ..................................     4,390,784     $  30,042     $  20,075      $     (90)     $  50,027
                                                                                                                          ---------
Comprehensive income
    Net income ............................................             -             -         1,360              -          1,360
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income
      taxes of $203 .......................................             -             -             -           (361)          (361)
    Reclassification adjustment for losses (gains)
      realized in income, net of
      income taxes of $3 ..................................             -             -             -              7              7
                                                                                                                          ---------
         Total other comprehensive income (loss) ..........             -             -             -              -           (354)
                                                                                                                          ---------
              Total comprehensive income ..................             -             -             -              -          1,006
                                                                                                                          ---------
Exercise of employee stock options ........................        12,232           140             -              -            140
Cash dividends declared, $.10 per share ...................             -             -          (439)             -           (439)
                                                                ---------     ---------     ---------      ---------      ---------
Balance, March 31, 2005 ...................................     4,403,016     $  30,182     $  20,996      $    (444)     $  50,734
                                                                =========     =========     =========      =========      =========


Balance, January 1, 2006 ..................................     4,404,303     $  30,202     $  19,325      $    (535)     $  48,992
                                                                                                                          ---------
Comprehensive income
    Net income ............................................             -             -         1,201              -          1,201
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income
      taxes of $25 ........................................             -             -             -            (44)           (44)
    Reclassification adjustment for losses (gains)
      realized in income, net of
      income taxes of $0 ..................................             -             -             -             (1)            (1)
                                                                                                                          ---------
         Total other comprehensive income (loss) ..........             -             -             -              -            (45)
                                                                                                                          ---------
              Total comprehensive income ..................             -             -             -              -          1,156
                                                                                                                          ---------
Proceeds of sale of common stock ..........................         1,000            16             -              -             16
Exercise of employee stock options ........................        21,345           239             -              -            239
Cash dividends declared, $.11 per share ...................             -             -          (486)             -           (486)
                                                                ---------     ---------     ---------      ---------      ---------
Balance, March 31, 2006 ...................................     4,426,648     $  30,457     $  20,040      $    (580)     $  49,917
                                                                =========     =========     =========      =========      =========











See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Cash Flows

                                                                                                                 (Unaudited)
                                                                                                             Three Months Ended
                                                                                                                  March 31,
                                                                                                          2006                2005
                                                                                                          ----                ----
                                                                                                         (Dollars in thousands)
Operating activities
     Net income ..............................................................................          $  1,201           $  1,360
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Depreciation and amortization ....................................................               314                286
            Net amortization of securities ...................................................                 6                 32
            Provision for loan losses ........................................................               615                450
            Net securities (gains) losses ....................................................                (1)                10
            Proceeds of sales of loans held for sale .........................................            51,178             43,781
            Originations of loans held for sale ..............................................           (52,036)           (44,807)
            Decrease (increase) in accrued interest receivable ...............................               236                (65)
            Decrease in other assets .........................................................               458                652
            Increase in accrued interest payable .............................................                33                174
            Increase in other liabilities ....................................................               570                 30
                                                                                                        --------           --------
                Net cash provided by operating activities ....................................             2,574              1,903
                                                                                                        --------           --------

Investing activities
     Net (increase) decrease in interest-bearing deposits with other banks ...................              (809)               309
     Purchases of available-for-sale securities ..............................................            (2,499)            (3,500)
     Maturities, calls and paydowns of available-for-sale securities .........................             3,705              2,069
     Proceeds of sales of available-for-sale securities ......................................                 -              4,412
     Purchases of other investments ..........................................................               (71)              (216)
     Net increase in loans made to customers .................................................            (4,629)           (12,475)
     Purchases of premises and equipment .....................................................              (737)              (214)
                                                                                                        --------           --------
                Net cash used by investing activities ........................................            (5,040)            (9,615)
                                                                                                        --------           --------

Financing activities
     Net (decrease) increase in deposits .....................................................            (4,544)             6,608
     Net increase in short-term borrowings ...................................................             1,516                168
     Proceeds from issuing long-term debt ....................................................                 -              2,998
     Repayment of long-term debt .............................................................              (503)                 -
     Proceeds from sale of stock .............................................................                16                  -
     Exercise of employee stock options ......................................................               239                140
     Cash dividends paid .....................................................................              (486)              (439)
                                                                                                        --------           --------
                Net cash (used) provided by financing activities .............................            (3,762)             9,475
                                                                                                        --------           --------
(Decrease) increase in cash and cash equivalents .............................................            (6,228)             1,763
Cash and cash equivalents, beginning of period ...............................................            51,991             26,968
                                                                                                        --------           --------
Cash and cash equivalents, end of period .....................................................          $ 45,763           $ 28,731
                                                                                                        ========           ========



Supplemental disclosures of cash flow information
     Cash payments for interest ..............................................................          $  3,353           $  2,042
                                                                                                        ========           ========
     Cash payments for income taxes ..........................................................          $      -           $      -
                                                                                                        ========           ========

Supplemental disclosures of non-cash investing activities
     Transfers of loans receivable to other real estate ......................................          $      -           $      -
                                                                                                        ========           ========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Accounting Principles - A summary of significant accounting policies and the audited financial statements for 2005 are included in Community Bankshares, Inc.'s (the "Company" or "CBI") Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. Certain amounts in the 2005 financial statements have been reclassified to conform to the current presentation.

Management Opinion - The interim financial statements in this report are unaudited. In the opinion of management, all the adjustments necessary to present a fair statement of the results for the interim period have been made. Such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 2005 Annual Report on Form 10-K.

Nonperforming Loans - As of March 31, 2006, there were $14,779,000 in nonaccrual loans and $1,678,000 in loans 90 or more days past due and still accruing interest.

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

                                                                                                              (Unaudited)
                                                                                                           Three Months Ended
                                                                                                                March 31,
                                                                                                                      ---
                                                                                                     2006                    2005
                                                                                                     ----                    ----
                                                                                                        (Dollars in thousands,
                                                                                                       except per share amounts)

Net income per share, basic
  Numerator - net income ...........................................................              $    1,201              $    1,360
                                                                                                  ==========              ==========
  Denominator
    Weighted average common shares issued and outstanding ..........................               4,414,059               4,394,078
                                                                                                  ==========              ==========

               Net income per share, basic .........................................              $      .27              $      .31
                                                                                                  ==========              ==========

Net income per share, assuming dilution
  Numerator - net income ...........................................................              $    1,201              $    1,360
                                                                                                  ==========              ==========
  Denominator
    Weighted average common shares issued and outstanding ..........................               4,414,059               4,394,078
    Effect of dilutive stock options ...............................................                  84,916                 102,720
                                                                                                  ----------              ----------
               Total shares ........................................................               4,498,975               4,496,798
                                                                                                  ==========              ==========
               Net income per share, assuming dilution .............................              $      .27              $      .30
                                                                                                  ==========              ==========

Stock Based Compensation - Effective January 1, 2006, the Company began accounting for compensation expenses related to stock options granted to employees and directors under the recognition and measurement principles of Statement of Accounting Standards No. 123(R) "Share-Based Payment" ("SFAS 123(R)) using the modified prospective application method. The Company had previously elected to continue using the methodology of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," to account for compensation expenses related to stock-based compensation until the mandatory effective date for SFAS 123(R).

Options previously issued under the Company's plans had no intrinsic value at the grant date and no compensation cost was recognized in accordance with APB No. 25. Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," required entities to provide pro forma disclosures of net income, and earnings per share, as if the fair value based method of accounting promulgated by that standard had been applied. Under the modified prospective application method of SFAS 123(R), the Company is required to apply SFAS 123(R) only to new awards and to awards modified, repurchased or cancelled after the required effective date. Also, compensation cost would be recognized for the portions of previously granted awards outstanding which had not vested on the effective date. The Company had no such awards outstanding as of January 1, 2006.

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

Critical Accounting Policies

         CBI has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of CBI's financial statements. The significant accounting policies of CBI are described in detail in the notes to CBI's audited consolidated financial statements included in CBI's 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

         CBI is a holding company for four community banks and a mortgage company and, as a financial institution, believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the sections "Allowance for Loan Losses" and "Provision for Loan Losses" in the

Annual Report on Form 10-K for 2005 for a detailed description of CBI's estimation process and methodology related to the allowance for loan losses.


RESULTS OF OPERATIONS

Changes in Financial Condition

         During the three months ended March 31, 2006, deposits decreased by $4,544,000, or 1.0%, primarly due to a net seasonal outflow of deposits related to local government tax receipts. Loans increased by $3,467,000 during the period. Funding for these changes was provided primarily by decreasing the Company's cash and federal funds sold positions and by allowing some maturities, calls and paydowns of the Company's investments in securities available-for-sale to occur without reinvestment.

Earnings Performance

         For the quarter ended March 31, 2006, CBI earned consolidated net income of $1,201,000, compared with $1,360,000 for the comparable period of 2005. This represents a decrease of $159,000 or 11.7%. Basic earnings per share were $.27 in the 2006 period, compared with $.31 for the 2005 quarter. Diluted earnings per share were $.27 for the 2006 period and $.30 for the 2005 period.

         Operating results for the first quarter of 2006 were affected by increased net interest income resulting from both higher average amounts of loans and higher rates earned on those assets, partially offset by higher interest expenses resulting mainly from higher interest rates paid for interest bearing deposit accounts. The Federal Reserve's Open Market Committee (the "Committee") continued to raise the federal funds rates throughout the 2006 first quarter. It is expected that such actions will continue until the Committee is satisfied that inflation does not pose a significant threat to the economy. The principal effect of those rate increases has been to increase market rates of interest for instruments with short-to-medium term maturities, while longer term interest rates have been affected to a lesser degree. For the Company, the changes in interest rates have generally resulted in increases in rates associated with pre-existing variable rate loans, increased rates charged for new and renewed loans, and higher rates realized for federal funds sold and new investments in securities. Since the Company's funding sources generally are short-term deposits, rates associated with those sources, as well as any short-term borrowings, have also been subject to the increases.

         The results for the 2006 period were affected adversely by the regular re-evaluation of the Company's allowance for loan losses, which resulted in an increase of $165,000 in the provision for loan losses compared with the same period of 2005.

         Noninterest income for the 2006 first quarter was $269,000 more than for the same period of 2005 due to an increase of $145,000 in mortgage brokerage income and a $70,000 increase in service charges assessed on deposit accounts and for other services. Mortgage brokerage income for the 2006 period increased due to continued strength in demand for mortgage loan originations.

         Noninterest expense for the first quarter of 2006 was $508,000 more than for the same period of 2005 due to increases of $301,000 in salaries and employee benefits, $89,000 in premises and equipment expenses and $118,000 in other expenses. The increase in salaries and employee benefits in the 2006 quarter was caused primarily by the addition of a Chief Credit Officer, a director of human resources and other management personnel after the first quarter of 2005, higher commission-based compensation in the mortgage brokerage subsidiary, and normal salary increases. Also, during the 2006 first quarter, the Company increased its 401K matching contributions. Increased expenses for premises and equipment resulted from the Company's moving into its newly constructed headquarters and operations center building in the first quarter of 2006 and the leasing of other office space to provide for the needs of certain management and other personnel who are located away from the corporate headquarters.



                                                                             Summary Income Statement
                                                         ----------------------------------------------------------------------
                                                                              (Dollars in thousands)
For the Three Months Ended March 31,                     2006               2005             Dollar Change    Percentage Change
------------------------------------                     ----               ----             -------------    -----------------
Interest income .....................................  $ 8,613             $ 7,253             $ 1,360              18.8%
Interest expense ....................................    3,386               2,216               1,170              52.8%
                                                       -------             -------             ------
Net interest income .................................    5,227               5,037                 190               3.8%
Provision for loan losses ...........................      615                 450                 165              36.7%
Noninterest income ..................................    1,934               1,665                 269              16.2%
Noninterest expenses ................................    4,627               4,119                 508              12.3%
Income tax expense ..................................      718                 773                 (55)             -7.1%
                                                       -------             -------             ------
Net income ..........................................  $ 1,201             $ 1,360             $  (159)            -11.7%
                                                       =======             =======             =======

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

         Interest income increased by $1,360,000, or 18.8%, in the 2006 first quarter compared with the same 2005 period. Interest income from loans increased from $6,716,000 in the 2005 period to $7,683,000 in the 2006 period primarily due to higher rates charged on loans outstanding, supplemented by higher average volumes of loans outstanding. The amounts of interest earned on all other categories of interest earning assets increased by $393,000, in the aggregate, due to increases in both the average amounts of, and rates associated with, federal funds sold and taxable investments and other securities.

         Interest expense for deposits increased from $1,735,000 for the 2005 period to $2,803,000 for the 2006 period primarily due to increased rates associated with all categories of interest bearing deposits. Larger average amounts of interest-bearing deposits, primarily time deposits, also contributed to this increased interest expense.

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

         In the first quarter of 2006, interest expense for long-term debt, which includes the Debentures and advances obtained from the Federal Home Loan Bank of Atlanta, totaled $482,000, an increase of $44,000, or 10.0%, over the amount for the same period of 2005. Average amounts of long-term debt outstanding increased by $1,623,000, or 5.2%, and the interest rate paid for such borrowings increased by 27 basis points.

         Interest expenses for short-term borrowings in the first quarter of 2006 were $101,000, an increase of $58,000, or 134.9%, over the amount for the same period of 2005. An increase of 193 basis points in the average rate associated with those borrowings was primarily responsible for the increased expense.

                                                                                 Average Balances, Yields and Rates
                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------

                                                                              2006                                 2005
                                                                              ----                                 ----
                                                                            Interest                             Interest
                                                              Average       Income/     Yields/     Average       Income/   Yields/
                                                             Balances       Expense     Rates(1)    Balances      Expense   Rates(1)
                                                             --------       -------     --------    --------      -------   --------
                                                                                       (Dollars in thousands)
Assets
Interest earning deposits ............................     $   1,538      $      20      5.27%     $     794       $     8     4.09%
Investment securities - taxable ......................        57,868            540      3.78%        52,075           405     3.15%
Investment securities - tax exempt (2) ...............         5,423             47      3.51%         6,825            56     3.33%
Federal funds sold ...................................        29,592            323      4.43%        11,744            68     2.35%
Loans, including loans held for sale (2) .............       430,109          7,683      7.24%       415,869         6,716     6.55%
                                                           ---------        -------                ---------       -------
          Total interest earning assets ..............       524,530          8,613      6.66%       487,307         7,253     6.04%
Cash and due from banks ..............................        16,236                                  15,826
Allowance for loan losses ............................       (11,343)                                 (4,816)
Premises and equipment ...............................         6,516                                   7,888
Intangible assets ....................................        10,446                                   7,372
Other assets .........................................         7,978                                   4,165
                                                           ---------                               ---------
          Total assets ...............................     $ 554,363                               $ 517,742
                                                           =========                               =========

Liabilities and shareholders' equity
Interest bearing deposits
      Interest bearing transaction accounts ..........     $  73,906      $     219      1.20%     $  64,420       $    95     0.60%
      Savings ........................................        85,521            451      2.14%        90,073           307     1.38%
      Time deposits ..................................       236,100          2,133      3.66%       208,779         1,333     2.59%
                                                           ---------        -------                ---------       -------
          Total interest bearing deposits ............       395,527          2,803      2.87%       363,272         1,735     1.94%
Short-term borrowings ................................        10,276            101      3.99%         8,446            43     2.06%
Long-term debt .......................................        32,711            482      5.98%        31,088           438     5.71%
                                                           ---------        -------                ---------       -------
          Total interest bearing liabilities .........       438,514          3,386      3.13%       402,806         2,216     2.23%
Noninterest bearing demand deposits ..................        63,186                                  62,815
Other liabilities ....................................         2,972                                   1,456
Shareholders' equity .................................        49,691                                  50,665
                                                           ---------                               ---------
          Total liabilities and
            shareholders' equity .....................     $ 554,363                               $ 517,742
                                                           =========                               =========

Interest rate spread .................................                                   3.53%                                 3.81%
Net interest income and net yield ....................
      on earning assets ..............................                      $ 5,227      4.04%                     $ 5,037     4.19%

----------------------------------
(1)  Yields and rates are annualized.
(2) Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.

Provision and Allowance for Loan Losses

         The provision for loan losses for the 2006 first quarter was $615,000, an increase of $165,000, or 36.7%, over the $450,000 provided for the same period of 2005. This increase was due primarily to an increase in net charge-offs and non-performing loans during the 2006 first quarter, as discussed below.

         Net charge-offs during the three months ended March 31, 2006 were $1,162,000, compared with $75,000 for the same period of 2005. The allowance for loan losses as of March 31, 2006 was 2.66% of loans outstanding, compared with 2.81% as of December 31, 2005 and 1.16% as of March 31, 2005.

         The activity in the allowance for loan losses is summarized in the following table:


                                                                           Three Months                                 Three Months
                                                                              Ended               Year Ended                Ended
                                                                             March 31,            December 31,            March 31,
                                                                               2006                  2005                   2005
                                                                               ----                  ----                   ----
                                                                                           (Dollars in thousands)
Allowance at beginning of period .................................           $  11,641             $   4,347             $   4,347
Transfer of allowance for off-balance-sheet
  contingencies to other liabilities .............................                   -                  (305)                    -
Provision for loan losses ........................................                 615                 9,637                   450
Net charge-offs ..................................................              (1,162)               (2,038)                  (75)
                                                                             ---------             ---------             ---------
Allowance at end of period .......................................           $  11,094             $  11,641             $   4,722
                                                                             =========             =========             =========
Allowance as a percentage of loans outstanding ...................                2.66%                 2.81%                 1.16%

Loans at end of period ...........................................           $ 417,451             $ 413,984             $ 406,049
                                                                             =========             =========             =========


         During the first quarter of 2006, net charge-offs included $1,100,000 of partial charge-offs related to two borrowers in the manufactured housing business. Loans to these borrowers were placed in nonaccrual status in the third quarter of 2005.

         Non-performing loans, consisting of nonaccrual loans and loans 90 or more days past due which are still accruing interest, totaled $16,457,000 as of March 31, 2006, compared with $12,380,000 as of December 31, 2005, an increase of $4,077,000 or 32.9%. The majority of non-performing loans at March 31, 2006 were secured by commercial real estate and other collateral. Accordingly, the amount of problem loans does not reflect the amount of probable loss that management estimates will be incurred with respect to problem loans. The amount of such estimated loss is included in the allowance for loan losses.

         Following is a summary of non-performing loans as of March 31, 2006 and December 31, 2005:


                                                     March 31,      December 31,
                                                       2006            2005
                                                       ----            ----
                                                      (Dollars in thousands)
Non-performing loans
  Nonaccrual loans ...............................    $14,779       $11,651
  Past due 90 days or more and still accruing ....      1,678           729
                                                      -------       -------
                Total ............................    $16,457       $12,380
                                                      =======       =======
Nonperforming loans as a percentage of:
  Loans outstanding ..............................       3.94%         2.99%
  Allowance for loan losses ......................     148.34%       106.35%

         The following table shows quarterly changes in nonperforming and potential problem loans since December 31, 2004.

                                                        90 Days or
                                                       More Past Due      Total             Percentage                    Percentage
                                         Nonaccrual       and Still   Nonperforming         of Total        Potential       of Total
                                            Loans         Accruing        Loans               Loans       Problem Loans      Loans
                                            -----         --------        -----               -----       -------------      -----
                                                                            (Dollars in thousands)
December 31, 2004 ................        $ 4,941        $   137         $ 5,078               1.29%        $ 4,628          1.20%
Net change .......................            118            215             333                              2,972
                                          -------        -------         -------                            -------
March 31, 2005 ...................          5,059            352           5,411               1.33%          7,600          1.87%
Net change .......................            200             (9)            191                             10,400
                                          -------        -------         -------                            -------
June 30, 2005 ....................          5,259            343           5,602               1.35%         18,000          4.35%
Net change .......................          4,954             74           5,028                             (4,107)
                                          -------        -------         -------                            -------
September 30, 2005 ...............         10,213            417          10,630               2.57%         13,893          3.35%
Net change .......................          1,438            312           1,750                             15,420
                                          -------        -------         -------                            -------
December 31, 2005 ................         11,651            729          12,380               2.99%         29,313          7.08%
Net change .......................          3,128            949           4,077                             (2,767)
                                          -------        -------         -------                            -------
March 31, 2006 ...................        $14,779        $ 1,678         $16,457               3.94%        $26,546          6.36%
                                          =======        =======         =======                            =======

         The $3,128,000 increase in nonaccrual loans in the first quarter of 2006 represents the further deterioration of loans aggregating $2,867,000 that were previously identified as potential problem loans, $107,000 of loans that were previously 90 days or more past due and still accruing, and loans aggregating $1,896,000 that were not previously included in potential problem or nonperforming loans. Of these loans, approximately $951,000 are unsecured,
$1,819,000 are collateralized by real estate and the remainder are collateralized by accounts receivable, commercial equipment, and automobiles.

         Subsequent to March 31, 2006, the collateral underlying one borrower's nonaccrual loans was sold and the Company's loans were settled. The original amount of this borrower's relationship was approximately $3,452,000. During 2004 the Company charged the value of the loans down by $1,000,000. During 2005 the Company provided an additional specific allocation of $1,000,000 against the loans. In early April 2006 the Company realized a final settlement of the loans in the amount $1,800,000, for a net life-to-date loss of $1,652,000, all of which was recognized in prior years, as noted above.

         Management will continue to monitor the levels of non-performing and potential problem loans and dedicate the resources necessary to address the weaknesses in these credits in order to enhance the probability of collection or recovery of these assets. Management considers the levels and trends in non-performing assets and past due loans in determining how the provision and allowance for loan losses is estimated and adjusted.

Noninterest Income

         Noninterest income for the first quarter of 2006 increased by $269,000, or 16.2%, from the $1,665,000 reported for the 2005 period. Service charges on deposit accounts increased by $70,000 from the prior year amount. This increase was primarily the result of increased returned check revenue. Mortgage brokerage income increased by $145,000 or 21.0%, from $692,000 for the 2005 period, due to fees derived from a larger number of loans originated in the quarter.

Noninterest Expenses

         Salaries and employee benefits for the first quarter of 2006 were $301,000 or 13.2%, more than in the same 2005 period. This increase resulted primarily from expenses associated with the hiring of several administrative officers since the end of the first quarter of 2005, higher commission-based compensation related to the mortgage-brokerage operation, and increased matching contributions for the Company's 401K retirement plan for employees. During 2005, the Company built a new headquarters office building where it now provides office space for many of its management officers and operations personnel. This facility was initially occupied in early 2006. In addition, other recently hired management personnel occupy offices in recently leased facilities located more centrally within the Company's geographic footprint. As a result, expenses associated with premises and equipment were $89,000, or 16.6%, higher in the 2006 period.

         During the first quarter of 2006, CBI's Board of Directors directed management to plan for a transition to a single bank charter. Contingent upon receiving required legal and regulatory approvals, implementation of this change is expected by year-end 2006. CBI expects that this change ultimately will result in significant financial savings, improved operational efficiency and effectiveness, improved customer service through unified selection of banking products and services, accelerated approval of loan requests, and better availability of ATM and in-bank services for all customers.


Income Taxes

         Income tax expense for the first quarter of 2006 decreased $55,000, or 7.1%, from the amount for the first quarter of 2005. The average tax rate for 2006 was 37.4% compared with 36.2% in 2005.


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

         Total deposits as of March 31, 2006 were $459,665,000, a decrease of $4,544,000, or 1.0%, from the amount as of December 31, 2005. As of March 31, 2006 the loan to deposit ratio was 90.8%, compared with 89.2% at December 31, 2005 and 94.4% at March 31, 2005. Loans held-for-sale have not been included in the numerator of the calculation of the loan to deposit ratio. The banking subsidiaries have significant amounts of long-term debt available under agreements with the Federal Home Loan Bank of Atlanta.

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

         The March 31, 2006 risk-based capital ratios for CBI and its banking subsidiaries are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:


                                                       March 31, 2006
                                                       --------------
                                               Tier 1   Total Capital   Leverage
                                               ------   -------------   --------

Community Bankshares, Inc. ................    12.89%      14.16%        9.76%
Orangeburg National Bank ..................    11.44%      12.69%        8.25%
Sumter National Bank ......................     9.83%      11.15%        7.46%
Florence National Bank ....................     9.83%      11.08%        8.73%
Bank of Ridgeway ..........................    11.28%      12.53%        8.79%
Minimum "well capitalized" requirement ....     6.00%      10.00%        6.00%
Minimum requirement .......................     4.00%       8.00%        5.00%

         As shown in the table above, each of the banks' capital ratios exceeds the regulatory requirement to be considered "well capitalized." In the opinion of management, the current and projected capital positions of CBI and its banking subsidiaries are adequate.


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

Variable Interest Entity

         As discussd under "Results of Operations - Net Interest Income" and in the notes to unaudited consolidated financial statements under "Variable Interest Entities," as of March 31, 2006, CBI held an equity interest in, and guarantees the liabilities of, a non-consolidated variable interest entity, SCB Capital Trust I.

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

The following table sets forth the contractual amounts of commitments which represent credit risk:


                                                          March 31, 2006
                                                          --------------
                                                           (Dollars in
                                                            thousands)
Loan commitments .......................................     $ 61,239
Standby letters of credit ..............................        2,360

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

Neither the Company nor the Bank is involved in other off-balance sheet contractual relationships or transactions that could result in liquidity needs or other commitments or significantly impact earnings.

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

         Derivative financial instruments are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. The following table includes the notional principal amounts of rate lock commitments and forward sales contracts as of March 31, 2006, and the estimated fair values of those financial instruments included in other assets and liabilities in the balance sheet as of that date.


                                                             March 31, 2006
                                                          ----------------------
                                                                     Estimated
                                                                     Fair Value
                                                          Notional      Asset
                                                           Amount    (Liability)
                                                           ------    -----------
                                                          (Dollars in thousands)
Rate lock commitments to potential borrowers
  to originate mortgage loans to be
  held for sale .....................................      $23,686      $  (190)
Forward sales contracts with investors
  of mortgage loans to be held for sale .............      $23,686      $   190


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

         CBI's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. According to the model, as of March 31, 2006, CBI is positioned so that net interest income would increase $123,000 and net income would increase $73,000 in the next twelve months if interest rates rose 100 basis points. Conversely, net interest income would decline $123,000 and net income would decline $73,000 in the next twelve months if interest rates declined 100 basis points. In the current interest rate environment, it is not expected that there will be any large decreases in market interest rates in the immediate future. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions CBI and its customers could undertake in response to changes in interest rates.

         As of March 31, 2006 there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2005. The foregoing disclosures related to the market risk of CBI should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2005 Annual Report on Form 10-K.


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

                           PART II--OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         On February 10, 2006, the Company sold 1,000 shares of its common stock to an executive officer for an aggregate purchase price of $16,100. Issuance of the securities was not registered under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) thereof because no public offering was involved.

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

                                                            DATED: May 12, 2006

COMMUNITY BANKSHARES, INC.

By:  s/  Samuel L. Erwin
     ------------------------------------------
         Samuel L. Erwin
         Chief Executive Officer

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