Form 10-Q
period 2006-06-30
COMMUNITY BANKSHARES INC /SC/
filed 2006-08-10
CIK 894508

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2006       Commission File No. 000-22054


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


     Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes [ ]  No [X]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value, 4,438,158 shares outstanding on August 2, 2006.

                           COMMUNITY BANKSHARES, INC.

                                    FORM 10-Q

                                      Index

                                                                                                                     Page
PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets ......................................................................    3
                  Consolidated Statements of Income ................................................................    4
                  Consolidated Statements of Changes in Shareholders' Equity .......................................    5
                  Consolidated Statements of Cash Flows ............................................................    6
                  Notes to Unaudited Consolidated Financial Statements..............................................    7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations.............    9
Item 3.           Quantitative and Qualitative Disclosures About Market Risk .......................................   23
Item 4.           Controls and Procedures...........................................................................   24

PART II -         OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders...............................................   25
Item 6.           Exhibits..........................................................................................   25

SIGNATURES .........................................................................................................   26

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheets

                                                                                                    (Unaudited)
                                                                                                      June 30,          December 31,
                                                                                                        2006               2005
                                                                                                        ----               ----
                                                                                                         (Dollars in thousands)
Assets
     Cash and due from banks .................................................................         $  15,437          $  19,508
     Federal funds sold ......................................................................            16,806             32,483
                                                                                                       ---------          ---------
            Total cash and cash equivalents ..................................................            32,243             51,991
     Interest bearing deposits with other banks ..............................................             1,611              1,038
     Securities available-for-sale ...........................................................            57,112             58,701
     Securities held-to-maturity (estimated fair value $1,802 for 2006
          and $1,820 for 2005) ...............................................................             1,850              1,850
     Other investments .......................................................................             2,777              2,980
     Loans held for sale .....................................................................            20,792             12,447
     Loans receivable ........................................................................           419,170            413,984
         Less, allowance for loan losses .....................................................            (9,871)           (11,641)
                                                                                                       ---------          ---------
            Net loans ........................................................................           409,299            402,343
     Premises and equipment - net ............................................................            10,290              9,412
     Accrued interest receivable .............................................................             3,136              3,134
     Net deferred income tax assets ..........................................................             3,730              3,655
     Goodwill ................................................................................             4,321              4,321
     Core deposit intangible assets ..........................................................             2,714              2,837
     Prepaid expenses and other assets .......................................................             2,292              2,127
                                                                                                       ---------          ---------
            Total assets .....................................................................         $ 552,167          $ 556,836
                                                                                                       =========          =========
Liabilities
     Deposits
         Noninterest bearing .................................................................         $  60,184          $  67,146
         Interest bearing ....................................................................           399,059            397,063
                                                                                                       ---------          ---------
            Total deposits ...................................................................           459,243            464,209
     Short-term borrowings ...................................................................            12,420              8,975
     Long-term debt ..........................................................................            26,192             32,196
     Accrued interest payable ................................................................             1,548              1,212
     Accrued expenses and other liabilities ..................................................             1,961              1,252
                                                                                                       ---------          ---------
            Total liabilities ................................................................           501,364            507,844
                                                                                                       ---------          ---------
Shareholders' equity
     Common stock - no par  value; 12,000,000 shares authorized; issued and
         outstanding - 4,435,898 for 2006 and 4,404,303 for 2005 .............................            30,546             30,202
     Retained earnings .......................................................................            20,925             19,325
     Accumulated other comprehensive income (loss) ...........................................              (668)              (535)
                                                                                                       ---------          ---------
            Total shareholders' equity .......................................................            50,803             48,992
                                                                                                       ---------          ---------
            Total liabilities and shareholders' equity .......................................         $ 552,167          $ 556,836
                                                                                                       =========          =========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Income

                                                                                                (Unaudited)
                                                                                           Period Ended June 30,
                                                                                           ---------------------
                                                                               Three Months                      Six Months
                                                                               ------------                      ----------
                                                                           2006            2005             2006              2005
                                                                           ----            ----             ----              ----
                                                                                   (Dollars in thousands, except per share)
Interest and dividend income
     Loans, including fees ....................................         $  8,156         $  7,202         $ 15,839         $ 13,918
     Interest bearing deposits with other banks ...............               35               11               55               19
     Debt securities ..........................................              556              432            1,109              869
     Dividends ................................................               41               34               75               58
     Federal funds sold .......................................              315               95              638              163
                                                                        --------         --------         --------         --------
            Total interest and dividend income ................            9,103            7,774           17,716           15,027
                                                                        --------         --------         --------         --------
Interest expense
     Deposits
         Time deposits $100M and over .........................              939              630            1,798            1,157
         Other deposits .......................................            2,233            1,361            4,177            2,569
                                                                        --------         --------         --------         --------
            Total interest expense on deposits ................            3,172            1,991            5,975            3,726
     Short-term borrowings ....................................               89               44              190               87
     Long-term debt ...........................................              475              468              957              906
                                                                        --------         --------         --------         --------
            Total interest expense ............................            3,736            2,503            7,122            4,719
                                                                        --------         --------         --------         --------
Net interest income ...........................................            5,367            5,271           10,594           10,308
Provision for loan losses .....................................              675              585            1,290            1,035
                                                                        --------         --------         --------         --------
Net interest income after provision ...........................            4,692            4,686            9,304            9,273
                                                                        --------         --------         --------         --------
Noninterest income
     Service charges on deposit accounts ......................              862              853            1,694            1,615
     Mortgage loan brokerage income ...........................              987              859            1,824            1,551
     Net securities gains or (losses) .........................                -                -                1              (10)
     Other ....................................................              211              254              475              475
                                                                        --------         --------         --------         --------
            Total noninterest income ..........................            2,060            1,966            3,994            3,631
                                                                        --------         --------         --------         --------
Noninterest expenses
     Salaries and employee benefits ...........................            2,753            2,334            5,332            4,612
     Premises and equipment ...................................              613              550            1,237            1,085
     Other ....................................................            1,266            1,341            2,690            2,647
                                                                        --------         --------         --------         --------
            Total noninterest expenses ........................            4,632            4,225            9,259            8,344
                                                                        --------         --------         --------         --------
Income before income taxes ....................................            2,120            2,427            4,039            4,560
Income tax expense ............................................              747              876            1,465            1,649
                                                                        --------         --------         --------         --------
Net income ....................................................         $  1,373         $  1,551         $  2,574         $  2,911
                                                                        ========         ========         ========         ========
Per share
     Net income ...............................................         $   0.31         $   0.35         $   0.58         $   0.66
     Net income - diluted .....................................             0.30             0.35             0.57             0.65
     Cash dividends declared ..................................             0.11             0.10             0.22             0.20


See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Changes in Shareholders' Equity

                                                                            (Unaudited)

                                                                           Common Stock
                                                                           ------------                   Accumulated
                                                                   Number of                 Retained  Other Comprehensive
                                                                     Shares        Amount    Earnings     Income (Loss)      Total
                                                                     ------        ------    --------     -------------      -----
                                                                                (Dollars in thousands, except per share)
Balance, January 1, 2005 .......................................    4,390,784    $  30,042    $  20,075     $     (90)    $  50,027
                                                                                                                          ---------
Comprehensive income:
    Net income .................................................            -            -        2,911             -         2,911
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $118 ...........            -            -            -          (212)         (212)
    Reclassification adjustment for losses (gains)
      realized in income, net of income taxes of $3 ............            -            -            -             7             7
                                                                                                                          ---------
    Total other comprehensive income ...........................            -            -            -             -          (205)
                                                                                                                          ---------
      Total comprehensive income ...............................            -            -            -             -         2,706
                                                                                                                          ---------
Proceeds of sale of common stock ...............................          775           14            -             -            14
Exercise of employee stock options .............................       12,744          146            -             -           146
Cash dividends declared, $.20 per share ........................            -            -         (880)            -          (880)
                                                                    ---------    ---------    ---------     ---------     ---------
Balance, June 30, 2005 .........................................    4,404,303    $  30,202    $  22,106     $    (295)    $  52,013
                                                                    =========    =========    =========     =========     =========


Balance, January 1, 2006 .......................................    4,404,303    $  30,202    $  19,325     $    (535)    $  48,992
                                                                                                                          ---------
Comprehensive income:
    Net income .................................................            -            -        2,574             -         2,574
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $75 ............            -            -            -          (132)         (132)
    Reclassification adjustment for losses (gains)
      realized in income, net of income taxes of $0 ............            -            -            -            (1)           (1)
                                                                                                                          ---------
    Total other comprehensive income (loss) ....................            -            -            -             -          (133)
                                                                                                                          ---------
      Total comprehensive income ...............................            -            -            -             -         2,441
                                                                                                                          ---------
Proceeds of sale of common stock ...............................        1,000           16            -             -            16
Exercise of employee stock options .............................       30,595          328            -             -           328
Cash dividends declared, $.22 per share ........................            -            -         (974)            -          (974)
                                                                    ---------    ---------    ---------     ---------     ---------
Balance, June 30, 2006 .........................................    4,435,898    $  30,546    $  20,925     $    (668)    $  50,803
                                                                    =========    =========    =========     =========     =========










See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Cash Flows

                                                                                                                (Unaudited)
                                                                                                             Six Months Ended
                                                                                                                  June 30,
                                                                                                                  --------
                                                                                                          2006              2005
                                                                                                          ----              ----
                                                                                                            (Dollars in thousands)
Operating activities
     Net income ................................................................................        $   2,574         $   2,911
     Adjustments to reconcile net income to net
         cash (used) provided by operating activities
            Provision for loan losses ..........................................................            1,290             1,035
            Depreciation and amortization ......................................................              624               581
            Net amortization of securities .....................................................                9                50
            Net securities (gains) or losses ...................................................               (1)               10
            Proceeds of sales of loans held for sale ...........................................          113,356            96,500
            Originations of loans held for sale ................................................         (121,701)          (96,488)
            Increase in accrued interest receivable ............................................               (2)             (295)
            (Increase) decrease in other assets ................................................             (165)              409
            Gains on sales of other real estate ................................................                -               (24)
            Increase in accrued interest payable ...............................................              336               365
            Increase in other liabilities ......................................................              709               307
                                                                                                        ---------         ---------
                Net cash (used) provided by operating activities ...............................           (2,971)            5,361
                                                                                                        ---------         ---------
Investing activities
     Net (increase) decrease in interest bearing deposits with other banks .....................             (573)              393
     Purchases of available-for-sale securities ................................................           (6,499)           (5,745)
     Maturities, calls and paydowns of available-for-sale securities ...........................            7,872             4,242
     Proceeds of sales of available-for-sale securities ........................................                -             4,412
     Net decrease (increase) in other investments ..............................................              203              (248)
     Net increase in loans made to customers ...................................................           (8,246)          (20,796)
     Purchases of premises and equipment .......................................................           (1,379)             (542)
     Proceeds from sales of other real estate ..................................................                -               224
                                                                                                        ---------         ---------
                Net cash used by investing activities ..........................................           (8,622)          (18,060)
                                                                                                        ---------         ---------
Financing activities
     Net (decrease) increase in deposits .......................................................           (4,966)            9,960
     Net increase in short-term borrowings .....................................................            3,445             1,206
     Proceeds from issuing long-term debt ......................................................                -             3,000
     Repayment of long-term debt ...............................................................           (6,004)               (4)
     Exercise of employee stock options ........................................................              328               146
     Sale of common stock ......................................................................               16                14
     Cash dividends paid .......................................................................             (974)             (880)
                                                                                                        ---------         ---------
                Net cash (used) provided by financing activities ...............................           (8,155)           13,442
                                                                                                        ---------         ---------
(Decrease) increase in cash and cash equivalents ...............................................          (19,748)              743
Cash and cash equivalents, beginning of period .................................................           51,991            26,968
                                                                                                        ---------         ---------
Cash and cash equivalents, end of period .......................................................        $  32,243         $  27,711
                                                                                                        =========         =========

Supplemental Disclosures of Cash Flow Information
     Cash payments for interest ................................................................        $   6,786         $   4,354
                                                                                                        =========         =========
     Cash payments for income taxes ............................................................        $     631         $   1,690
                                                                                                        =========         =========

Supplemental Disclosures of Non-cash Activities
     Transfer to net deferred income tax assets from prepaid current income taxes ..............        $       -         $     297
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

Nonperforming Loans - As of June 30, 2006, there were $11,151,000 in nonaccrual loans and $202,000 of loans 90 or more days past due and still accruing interest.

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

                                                                                            (Unaudited)
                                                                                       Period Ended June 30,
                                                                                       ---------------------
                                                                           Three Months                        Six Months
                                                                           ------------                        ----------
                                                                     2006               2005              2006              2005
                                                                     ----               ----              ----              ----
                                                                         (Dollars in thousands, except per share amounts)

Net income per share, basic
  Numerator - net income ...............................         $    1,373         $    1,551         $    2,574         $    2,911
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          4,434,012          4,404,045          4,424,091          4,399,089
                                                                 ==========         ==========         ==========         ==========

Net income per share, basic ............................         $      .31         $      .35         $      .58         $      .66
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution
  Numerator - net income ...............................         $    1,373         $    1,551         $    2,574         $    2,911
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          4,434,012          4,404,045          4,424,091          4,399,089
    Effect of dilutive stock options ...................             69,624            100,142             70,690            101,360
                                                                 ----------         ----------         ----------         ----------
               Total shares ............................          4,503,636          4,504,187          4,494,781          4,500,449
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution ................         $      .30         $      .35         $      .57         $      .65
                                                                 ==========         ==========         ==========         ==========



Stock Based Compensation - Effective January 1, 2006, the Company began accounting for compensation expenses related to stock options granted to employees and directors under the recognition and measurement principles of Statement of Accounting Standards No. 123(R) "Share-Based Payment" ("SFAS 123(R)") using the modified prospective application method. The Company had previously elected to continue using the methodology of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," to account for compensation expenses related to stock-based compensation until the mandatory effective date for SFAS 123(R).

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         Statements included in this report which are not historical in nature are intended to be, and are hereby identified as "forward-looking statements" for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use the of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs, estimates and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs, estimates or projections will result or be achieved or accomplished. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's recent and continuing expansion, its future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, and adequacy of the allowance for loan losses, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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


CHANGES IN FINANCIAL CONDITION

         During  the six  months  ended  June  30,  2006,  loans  held  for sale increased by $8,345,000, or 67.0% and loans increased by $5,186,000, or 1.3%, over the respective amounts as of December 31, 2005. The growth in these earning asset categories was funded largely by reducing cash and due from banks and federal funds sold since the aggregate amounts of deposits and short-term and long-term borrowings decreased by $7,525,000, or 1.5%, from the December 31, 2005 amounts. Also during the first six months of 2006, charge-offs of loans totaled $3,847,000, including $2,649,000 in the second quarter. Those charge-offs decreased both loans and the allowance for loan losses.

         Management expects that the Company will solicit deposit accounts more aggressively in order to fund anticipated growth. However, given the recent increases in interest rates, such a strategy would significantly increase the probability that the Company's net interest margin in future reporting periods would be affected adversely.

RESULTS OF OPERATIONS

Earnings Performance

Three Months Ended June 30, 2006 and 2005

         For the quarter ended June 30, 2006, CBI recorded consolidated net income of $1,373,000, compared with $1,551,000 for the comparable period of 2005. This represents a decrease of $178,000 or 11.5%. Basic earnings per share were $.31 in the 2006 period, compared with $.35 for the 2005 quarter. Diluted earnings per share were $.30 for the 2006 period and $.35 for the 2005 period.

         Compared with the second quarter of 2005, operating results for the second quarter of 2006 were affected primarily by higher noninterest expenses and provision for loan losses in the 2006 period, increased mortgage loan brokerage income, and an increase in net interest income resulting primarily from growth in loans. Generally, market interest rates, as well as the rates associated with the Company's interest earning assets and its interest-bearing liabilities were higher in the 2006 period as a result of continued Federal Reserve efforts to slow the U. S. economy and control inflation.

         Higher noninterest expenses and provision for loan losses more than offset the gains made in net interest income and noninterest income. The provision for loan losses continues to be affected by high levels of non-performing and potential problem loans, and by growth in the Company's loan portfolio. During the second quarter of 2006, net charge-offs were $1,898,000 compared with $495,000 during the same period of 2005.

         Noninterest expenses increased in part because of changes in the corporate management structure designed to enhance controls and risk management activities, particularly in the lending function, and due to higher expenses associated with the commission-based salary structure used in the mortgage-brokerage subsidiary. Also, in 2006, the Company increased its formula for matching employees' contributions to the 401(k) defined contribution retirement plan. This resulted in higher levels of employee participation in the plan. In addition, expenses of premises and equipment increased in the 2006 quarter due to the Company's moving into its newly constructed headquarters and operations center in the first quarter of 2006 and the leasing of other office space for certain management personnel who are located away from the corporate headquarters.

                                                                                   Summary Income Statement
                                                                                   ------------------------
                                                                                    (Dollars in thousands)
                                                                                                     Dollar           Percentage
For the Three Months Ended June 30,                                   2006            2005           Change             Change
                                                                      ----            ----           ------             ------
Interest income .............................................        $ 9,103         $ 7,774         $ 1,329            17.1%
Interest expense ............................................          3,736           2,503           1,233            49.3%
                                                                     -------         -------         -------
Net interest income .........................................          5,367           5,271              96             1.8%
Provision for loan losses ...................................            675             585              90            15.4%
Noninterest income ..........................................          2,060           1,966              94             4.8%
Noninterest expenses ........................................          4,632           4,225             407             9.6%
Income tax expense ..........................................            747             876            (129)          -14.7%
                                                                     -------         -------         -------
Net income ..................................................        $ 1,373         $ 1,551         $  (178)          -11.5%
                                                                     =======         =======         =======


Six Months Ended June 30, 2006 and 2005

         CBI's consolidated net income for the six months ended June 30, 2006 was positively affected by increased levels of net interest income, primarily related to increased loan volumes and yields, and higher amounts of mortgage loan brokerage income which reflect continued strength in the housing markets within the Company's market areas. A significant proportion of the banking subsidiaries' loan portfolios are made up of variable rate loans. Those loans have been repriced favorably several times during 2006. The prime rate, which is the index to which most of those variable rate loans are related, increased four times totaling 100 basis points during 2006, and eight times totaling 200 basis points since June 30, 2005.

         Interest expense, noninterest expenses and the provision for loan losses negatively affected results for the 2006 year-to-date period because of the same factors discussed above for the second quarter.

                                                                                      Summary Income Statement
                                                                                      ------------------------
                                                                                       (Dollars in thousands)

                                                                                                      Dollar           Percentage
For the Six Months Ended June 30,                                     2006            2005            Change             Change
                                                                      ----            ----            ------             ------
Interest income .....................................               $17,716         $15,027          $ 2,689              17.9%
Interest expense ....................................                 7,122           4,719            2,403              50.9%
                                                                    -------         -------          -------
Net interest income .................................                10,594          10,308              286               2.8%
Provision for loan losses ...........................                 1,290           1,035              255              24.6%
Noninterest income ..................................                 3,994           3,631              363              10.0%
Noninterest expenses ................................                 9,259           8,344              915              11.0%
Income tax expense ..................................                 1,465           1,649             (184)            -11.2%
                                                                    -------         -------          -------
Net income ..........................................               $ 2,574         $ 2,911          $  (337)            -11.6%
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

Three Months Ended June 30, 2006 and 2005

         Net interest income for the three months ended June 30, 2006 was $5,367,000, an increase of $96,000, or 1.8%, over the amount reported for the second quarter of 2005. Interest income and interest expense for the 2006 quarter were both significantly higher than during the same period of 2005, due to increases in the related balance sheet items and increases in interest rates earned on, or paid for, those items.

         The average rate earned on loans, including loans held for sale, was 7.54% and 6.80% for the second quarters of 2006 and 2005, respectively. The average yield on earning assets was 6.99% for the second quarter of 2006, compared with 6.30% for the second quarter of 2005. The average cost of time deposits increased to 4.03% for the second quarter of 2006, compared with 2.91% for the same period of 2005. The average cost of all interest-bearing liabilities was 3.40% for the 2006 quarter and 2.47% for the same period of 2005. Accordingly, the interest rate spread (interest earning assets yield minus the rate paid for interest-bearing liabilities) for the 2006 second quarter narrowed to 3.59%, or 24 basis points lower than for the same period of 2005 and net yield on earning assets (net interest income divided by average interest earning assets) for the 2006 quarter was 4.12%, or 15 basis points lower than for the same period of 2005.

         Average amounts of interest earning assets were significantly higher in the 2006 period than in the 2005 period. However, that growth was overshadowed by growth in the average amounts of interest-bearing liabilities. During the second quarter of 2006, the Company was significantly more reliant on interest-bearing liabilities to fund earning assets than it was during the 2005 second quarter.

                                                                                Average Balances, Yields and Rates
                                                                                     Quarter Ended June 30,
                                                                                     ----------------------
                                                                          2006                                 2005
                                                                          ----                                 ----
                                                                       Interest                              Interest
                                                            Average     Income /  Yields /        Average    Income /  Yields /
                                                           Balances     Expense   Rates (1)      Balances    Expense   Rates (1)
                                                           --------     -------   ---------      --------    -------   ---------
                                                                                     (Dollars in thousands)
Assets
Interest earning deposits ...............................   $   1,791     $    35     7.84%       $     537    $    11     8.22%
Investment securities - taxable .........................      56,700         553     3.91%          50,462        412     3.27%
Investment securities - tax exempt (2) ..................       4,966          44     3.55%           6,248         54     3.47%
Federal funds sold ......................................      25,220         315     5.01%          12,921         95     2.95%
Loans, including loans held for sale (2) (3) ............     433,767       8,156     7.54%         424,925      7,202     6.80%
                                                            ---------     -------                 ---------    -------
         Total interest earning assets ..................     522,444       9,103     6.99%         495,093      7,774     6.30%
Cash and due from banks .................................      14,438                                15,967
Allowance for loan losses ...............................     (10,665)                               (4,963)
Premises and equipment, net .............................       9,827                                 7,753
Intangible assets .......................................       7,670                                 7,310
Other assets ............................................       8,724                                 4,206
                                                            ---------                             ---------
         Total assets ...................................   $ 552,438                             $ 525,366
                                                            =========                             =========

Liabilities and shareholders' equity
Interest bearing deposits
     Savings ............................................   $  89,000     $   576     2.60%       $  87,738    $   320     1.46%
     Interest bearing transaction accounts ..............      73,212         179     0.98%          59,058         97     0.66%
     Time deposits ......................................     240,609       2,417     4.03%         217,270      1,574     2.91%
                                                            ---------     -------                 ---------    -------
         Total interest bearing deposits ................     402,821       3,172     3.16%         364,066      1,991     2.19%
Short-term borrowings ...................................       7,718          89     4.63%           8,335         44     2.12%
Long-term debt ..........................................      30,145         475     6.32%          33,556        468     5.59%
                                                            ---------     -------                 ---------    -------
         Total interest bearing liabilities .............     440,684       3,736     3.40%         405,957      2,503     2.47%
Noninterest bearing demand deposits .....................      57,052                                65,701
Other liabilities .......................................       2,493                                 2,448
Shareholders' equity ....................................      52,209                                51,260
                                                            ---------                             ---------
         Total liabilities and shareholders' equity .....   $ 552,438                             $ 525,366
                                                            =========                             =========
Interest rate spread ....................................                             3.59%                                3.83%
Net interest income and net yield on earning assets .....                 $ 5,367     4.12%                    $ 5,271     4.27%

(1)  Yields and rates are annualized.
(2) Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
(3) Nonaccruing loans are included in the average balances and income from such loans is recognized on a cash basis.

Six Months Ended June 30, 2006 and 2005

         Net interest income for the six months ended June 30, 2006 increased by $286,000, or 2.8% over the amount for the same period of 2005. Both interest income and interest expense increased significantly in the 2006 period due to continued increases in market interest rates and higher levels of interest earning assets and interest-bearing liabilities.

         For the 2006 year-to-date period, the interest rate spread and net yield on earning assets both decreased as compared with the same period of 2005. Interest rate spread decreased by 27 basis points and net yield on earning assets decreased by 15 basis points. These decreases resulted primarily from higher rates paid on interest-bearing liabilities, which increased slightly more than rates earned on earning assets. Net interest income increased despite this narrowing of interest margins, however, because of higher amounts of interest earning assets, especially loans and federal funds sold.

                                                                               Average Balances, Yields and Rates
                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                          2006                                  2005
                                                                          ----                                  ----
                                                                        Interest                              Interest
                                                             Average     Income /   Yields /       Average     Income /   Yields /
                                                            Balances     Expense   Rates (1)      Balances     Expense    Rates (1)
                                                            --------     -------   ---------      --------     -------    ---------
                                                                                    (Dollars in thousands)
Assets
Interest earning deposits ...............................    $   1,665   $     55      6.66%     $     665    $     19       5.76%
Investment securities - taxable .........................       57,281      1,093      3.85%        51,264         817       3.21%
Investment securities - tax exempt (2) ..................        5,193         91      3.53%         6,535         110       3.39%
Federal funds sold ......................................       27,394        638      4.70%        12,336         163       2.66%
Loans, including loans held for sale (2) (3) ............      431,948     15,839      7.39%       420,422      13,918       6.68%
                                                             ---------   --------                ---------    --------
         Total interest earning assets ..................      523,481     17,716      6.82%       491,222      15,027       6.17%
Cash and due from banks .................................       15,332                              15,897
Allowance for loan losses ...............................      (11,002)                             (4,890)
Premises and equipment, net .............................       10,135                               7,820
Intangible assets .......................................        7,096                               7,341
Other assets ............................................        8,353                               4,185
                                                             ---------                           ---------
         Total assets ...................................    $ 553,395                           $ 521,575
                                                             =========                           =========

Liabilities and shareholders' equity
Interest bearing deposits
     Savings ............................................    $  87,270   $  1,027      2.37%     $  88,899    $    627       1.42%
     Interest bearing transaction accounts ..............       73,557        398      1.09%        61,724         192       0.63%
     Time deposits ......................................      238,367      4,550      3.85%       213,048       2,907       2.75%
                                                             ---------   --------                ---------    --------
         Total interest bearing deposits ................      399,194      5,975      3.02%       363,671       3,726       2.07%
Short-term borrowings ...................................        8,990        190      4.26%         8,390          87       2.09%
Long-term debt ..........................................       31,421        957      6.14%        32,329         906       5.65%
                                                             ---------   --------                ---------    --------
         Total interest bearing liabilities .............      439,605      7,122      3.27%       404,390       4,719       2.35%
Noninterest bearing demand deposits .....................       60,102                              64,266
Other liabilities .......................................        2,731                               1,955
Shareholders' equity ....................................       50,957                              50,964
                                                             ---------                           ---------
         Total liabilities and shareholders' equity .....    $ 553,395                           $ 521,575
                                                             =========                           =========

Interest rate spread ....................................                              3.55%                                 3.82%
Net interest income and net yield
     on earning assets ..................................                $ 10,594      4.08%                  $ 10,308       4.23%

(1)  Yields and rates are annualized.
(2) Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
(3) Nonaccruing loans are included in the average balances and income from such loans is recognized on a cash basis.

Provision and Allowance for Loan Losses

         The provision for loan losses for the 2006 three month period was $675,000, an increase of $90,000, or 15.4%, from $585,000 for the same period of 2005. The provision for loan losses increased to $1,290,000 for the 2006 six month period from $1,035,000 for the 2005 six month period, an increase of $255,000 or 24.6%. High levels of non-performing and potential problem loans continue to affect the Company's allowance and provision for loan losses negatively. Management continues to use new information about these loans to refine its estimates of the loans' ultimate collectibility and the adequacy of its loan loss allowance.

         Net charge-offs during the six months ended June 30, 2006 were $3,060,000, compared with $570,000 for the same period of 2005. The coverage ratio (allowance for loan losses divided by non-performing loans) was .87x as of June 30, 2006 and .94x as of December 31, 2005.

         The activity in the allowance for loan losses is summarized in the following table:

                                                                           Six Months            Year Ended              Six Months
                                                                              Ended              December 31,               Ended
                                                                          June 30, 2006              2005              June 30, 2005
                                                                          -------------              ----              -------------
                                                                                            (Dollars in thousands)
Allowance at beginning of period .................................           $  11,641             $   4,347             $   4,347
Transfer of allowance for off-balance-sheet
  contingencies to other liabilities .............................                   -                  (305)                    -
Provision for loan losses ........................................               1,290                 9,637                 1,035
Net charge-offs ..................................................              (3,060)               (2,038)                 (570)
                                                                             ---------             ---------             ---------
Allowance at end of period .......................................           $   9,871             $  11,641             $   4,812
                                                                             =========             =========             =========
Allowance as a percentage of loans outstanding ...................                2.35%                 2.81%                 1.16%

Loans at end of period ...........................................           $ 419,170             $ 413,984             $ 413,875
                                                                             =========             =========             =========

         Following is a summary of non-performing loans as of June 30, 2006 and December 31, 2005:

                                                                                          June 30, 2006         December 31, 2005
                                                                                          -------------         -----------------
                                                                                                    (Dollars in thousands)
Non-performing loans
  Nonaccrual loans ...............................................................           $11,151                  $11,651
  Past due 90 days or more and still accruing ....................................               202                      729
                                                                                             -------                  -------
                Total ............................................................           $11,353                  $12,380
                                                                                             =======                  =======
Nonperforming loans as a percentage of:
  Loans outstanding ..............................................................              2.71%                    2.99%
  Allowance for loan losses ......................................................            115.01%                  106.35%

         The following table shows quarterly changes in nonperforming and potential problem loans since December 31, 2004.

                                                         90 Days or
                                                        More Past Due     Total        Percentage                         Percentage
                                         Nonaccrual      and Still     Nonperforming    of Total            Potential       of Total
                                           Loans          Accruing        Loans           Loans           Problem Loans      Loans
                                           -----          --------        -----           -----           -------------      -----
                                                                              (Dollars in thousands)
December 31, 2004 ................       $  4,941        $    137        $  5,078          1.29%              $  4,628        1.18%
Net change .......................            118             215             333                                2,972
                                         --------        --------        --------                             --------
March 31, 2005 ...................          5,059             352           5,411          1.33%                 7,600        1.87%
Net change .......................            200              (9)            191                               10,400
                                         --------        --------        --------                             --------
June 30, 2005 ....................          5,259             343           5,602          1.35%                18,000        4.35%
Net change .......................          4,954              74           5,028                               (4,107)
                                         --------        --------        --------                             --------
September 30, 2005 ...............         10,213             417          10,630          2.57%                13,893        3.35%
Net change .......................          1,438             312           1,750                               15,420
                                         --------        --------        --------                             --------
December 31, 2005 ................         11,651             729          12,380          2.99%                29,313        7.08%
Net change .......................          3,128             949           4,077                               (2,767)
                                         --------        --------        --------                             --------
March 31, 2006 ...................         14,779           1,678          16,457          3.94%                26,546        6.36%
Net change .......................         (3,628)         (1,476)         (5,104)                              (3,461)
                                         --------        --------        --------                             --------
June 30, 2006 ....................       $ 11,151        $    202        $ 11,353          2.71%              $ 23,085        5.51%
                                         ========        ========        ========                             ========

         During the second  quarter of 2006,  nonperforming  loans  decreased by
$5,104,000 and potential problem loans decreased by $3,461,000. These improvements were the results of net charge-offs of $3,060,000 coupled with collections and improvements in the remaining loans. For example, management settled a loan relationship of $1,450,000 that was included in nonaccrual loans as of March 31, 2006, realizing a recovery of approximately $350,000 and a charge-off of $1,100,000. Management also completed a project in the 2006 second quarter that involved reviewing, and establishing workout or collection plans or providing other credit enhancements for, all significant nonperforming and potential problem loans.

         Management will continue to monitor the levels of non-performing loans and address the weaknesses in these credits to enhance the ultimate collection or recovery of these assets. Management considers the levels and trends in non-performing assets and potential problem loans in determining how the provision and allowance for loan losses is estimated and adjusted. In the opinion of management, the Corporation's allowance for loan losses at June 30, 2006 is adequate to provide for losses that may be inherent in the loan portfolio.


Noninterest Income

         Noninterest income for the 2006 second quarter increased $94,000, or 4.8%, over the $1,966,000 reported for the same 2005 period. Mortgage loan brokerage income for the 2006 quarter increased by $128,000, or 14.9%, over the $859,000 in the 2005 period.

         For the six months ended June 30, 2006, noninterest income increased $363,000, or 10.0%, over noninterest income for the first six months of 2005. Mortgage loan brokerage income for the first six months of 2006 increased $273,000, and service charge income increased by $79,000, as compared to the same period of 2005.

Noninterest Expenses

         Noninterest expenses for the second quarter of 2006 were $407,000, or 9.6%, higher than the amounts reported for the same period of 2005. Salaries and employee benefits expenses were $419,000, or 18.0%, higher in the 2006 period, due to higher commission-based compensation expenses resulting from increased activity in mortgage lending as well as additions made to the Company's executive managment. Expenses related to premises and equipment increased by $63,000 in the 2006 period, primarily due to the Company's occupancy of its new headquarters and operations center building during the first quarter of 2006.

         Noninterest expense for the first six months of 2006 was $915,000, or 11.0%, more than for the same period of 2005. Salaries and employee benefits for the 2006 six month period were $720,000, or 15.6%, more than for the same period of 2005. This expense increased due to higher levels of mortgage loan brokerage commission-based compensation incurred in the 2006 period, additions made to the Company's executive management, increased employee participation in the Company's 401(k) plan, and normal periodic wage and salary adjustments. Expenses associated with premises and equipment were $152,000, or 14.0%, higher in the 2006 period, primarily due to the Company's occupancy of its new headquarters and operations center building during the first quarter of 2006.


Income Taxes

         Income tax expense was $129,000 less in the 2006 second quarter than for the 2005 period, as a result of lower net income before taxes. Income tax expense for the 2006 six month period was $184,000 less than for the same period of 2005.


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

         CBI's banking subsidiaries maintain various federal funds lines of credit with correspondent banks. The banks are also able to borrow from the Federal Home Loan Bank of Atlanta ("FHLB") and the Federal Reserve Bank's discount window using their loan portfolios as security. During the second quarter of 2006, the FHLB suspended the ability of one of the Company's subsidiary banks to obtain additional financing from the FHLB because of the increase in nonperforming and potential problem loans at that bank. This action reduced by approximately $10,078,000 the amount previously reported as of December 31, 2005 as available to the Company from the FHLB. The suspension does not, however, accelerate repayment of any of that subsidiary bank's outstanding obligations. The bank has not obtained any advances under that line for several years, had no immediate or short-term plans to do so and, accordingly, does not anticipate that this will materially impair the bank's liquidity planning.

         Total deposits as of June 30, 2006 were $459,243,000, a decrease of $4,966,000, or 1.1%, from the amount as of December 31, 2005. During the first six months of 2006, there was a notable movement of funds from noninterest bearing demand deposit accounts and interest-bearing transaction accounts into savings and certificate of deposit accounts. Such transfers of funds are the expected result of higher rates of interest, and larger differentials from rates paid for highly liquid interest-bearing deposit accounts, that are currently paid for longer-term, fixed rate deposits. As of June 30, 2006 the loan to deposit ratio, excluding loans held for sale, was 91.3%, compared with 89.2% at December 31, 2005 and 95.5% at June 30, 2005.

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

         During the first quarter of 2004, CBI sponsored the creation of a Trust that issued $10,000,000 in trust preferred securities. The Trust invested the proceeds of this issuance and $310,000 of capital provided by CBI into $10,310,000 of junior subordinated debentures due in 2034 ("Debentures") issued by CBI. Interest payments on the Debentures are due quarterly at a variable interest rate. CBI used the proceeds of the Debentures to repay certain pre-existing debt obligations, to enhance the capital position of two of the subsidiary banks, to provide an additional funding mechanism for its mortgage loan brokerage activities, and for other general corporate purposes. Under current regulatory guidelines, the trust preferred securities issued by the Trust are includible in CBI's Tier 1 capital for risk-based capital purposes.

         The June 30, 2006 risk-based capital ratios for CBI and its banking subsidiaries are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                                                                      June 30, 2006
                                                                                                      -------------
                                                                                       Tier 1         Total Capital        Leverage
                                                                                       ------         -------------        --------
Community Bankshares, Inc. ..........................................                  13.28%            14.46%             10.13%
Orangeburg National Bank ............................................                  11.35%            12.40%              8.71%
Sumter National Bank ................................................                  10.69%            12.00%              7.60%
Florence National Bank ..............................................                  10.11%            11.36%              8.62%
Bank of Ridgeway ....................................................                  11.13%            12.33%              8.11%
Minimum "well capitalized" requirement ..............................                   6.00%            10.00%              6.00%
Minimum requirement .................................................                   4.00%             8.00%              5.00%

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

Variable Interest Entity

         As discussed under "Capital Resources" and in the notes to unaudited consolidated financial statements under "Variable Interest Entity," as of June 30, 2006, CBI held an equity interest in, and guarantees the liabilities of, a non-consolidated variable interest entity, SCB Capital Trust I.

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

         The following table sets forth the contractual amounts of commitments which represent credit risk:

                                                        June 30, 2006
                                                        -------------
                                                         (Dollars in
                                                          thousands)
Loan commitments ...................................      $ 54,598
Standby letters of credit ..........................         2,533

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

         In mid-2005, CBI reached an agreement with Jack Henry & Associates, Inc. to obtain licensing rights for a new core management information software system, known as Silverlake, which will be used by each of its subsidiaries. The cost of this core system conversion will be approximately $1,000,000. The agreement also requires CBI to pay various support and maintenance costs throughout the licensing period. CBI estimates that during the next five years these costs will range from approximately $200,000 to $300,000 per year. However, the exact amounts will be determined by future events, such as asset growth, and cannot be exactly determined at this time. The Orangeburg National Bank subsidiary was converted to the new system in June 2006 and the three remaining banks are expected to be converted early in the fourth quarter of 2006.

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

         Derivative financial instruments are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. The following table includes the notional principal amounts of rate lock commitments and forward sales contracts as of June 30, 2006, and the estimated fair values of those financial instruments included in other assets and liabilities in the balance sheet as of that date.

                                                          June 30, 2006
                                                          -------------
                                                                    Estimated
                                                                    Fair Value
                                                    Notional          Asset
                                                     Amount        (Liability)
                                                     ------        -----------
                                                        (Dollars in thousands)
Rate lock commitments to potential borrowers
  to originate mortgage loans to be
  held for sale ................................   $ 33,426            $ (359)
Forward sales contracts with investors
  of mortgage loans to be held for sale ........     33,426               359

Status of Plans for Transition to a Single Bank Charter

         During the first and second quarters of 2006, CBI's Board of Directors and the boards of the subsidiary banks approved a plan for a transition to a single bank charter under the name of Community Resource Bank, NA. Contingent upon receiving required legal and regulatory approvals, implementation of this change is expected early in the fourth quarter of 2006. CBI expects that this change ultimately will result in significant financial savings, improved operational efficiency and effectiveness, improved customer service through unified banking products and services, accelerated approval of loan requests, and better availability of ATM and in-bank services for all customers. Significant planning activities are ongoing for the transition phase of the project.


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

         CBI's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. According to the model, as of June 30, 2006, CBI is positioned so that net interest income would increase $120,000 and net income would increase $72,000 in the next twelve months if interest rates rose 100 basis points. Conversely, net interest income would decline $120,000 and net income would decline $72,000 in the next twelve months if interest rates declined 100 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions CBI and its customers could undertake in response to changes in interest rates.

         As of June 30, 2006 there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2005. The foregoing disclosures related to the market risk of CBI should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2005 Annual Report on Form 10-K.


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

                           PART II--OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     On Monday, May 16, 2006, the shareholders of Community Bankshares, Inc. held their regular annual meeting. At the meeting, one matter was submitted to a vote with results as follows:

1. Election of four directors to hold office for three-year terms:

                                                 SHARES VOTED
                                   ------------------------------------------
                                                  AGAINST OR          BROKER
   DIRECTORS                       FOR        AUTHORITY WITHHELD    NON-VOTES
                                   ---        ------------------    ---------

   Three-Year Terms
     E. J. Ayers, Jr.            3,124,186          18,717             0
     Alvis J. Bynum              3,137,169           5,734             0
     J. V. Nicholson, Jr.        3,080,013          62,890             0
     J. Otto Warren, Jr.         3,137,169           5,734             0

     The following directors continue to serve until the expiration of their terms at the annual meetings to be held in the years indicated and were not voted on at the 2006 annual meeting: Samuel L. Erwin - 2007; Anna O. Dantzler - 2007; Richard L Havekost - 2007 and Samuel F. Reid, Jr. - 2007; Thomas B. Edmunds - 2008; Martha Rose C. Carson - 2008; J. M. Guthrie - 2008; Wm. Reynolds Williams - 2008; and Charles E. Fienning - 2008.

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

                                                          DATED: August 10, 2006

COMMUNITY BANKSHARES, INC.

By:  s/  Samuel L. Erwin
     -------------------------------------------
         Samuel L. Erwin
         Chief Executive Officer

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