Form 10-Q
period 2006-09-30
COMMUNITY BANKSHARES INC /SC/
filed 2006-11-13
CIK 894508

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2006  Commission File No. 000-22054


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

         Yes [ ]  No [X]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value, 4,442,220 shares outstanding on October 27, 2006.

                           COMMUNITY BANKSHARES, INC.

                                    FORM 10-Q

                                      Index

                                                                            Page
PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets ...................................    3
            Consolidated Statements of Income .............................    4
            Consolidated Statements of Changes in Shareholders' Equity ....    5
            Consolidated Statements of Cash Flows .........................    6
            Notes to Unaudited Consolidated Financial Statements ..........    7

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations ....................................    9
Item 3.     Quantitative and Qualitative Disclosures About Market Risk ....   23
Item 4.     Controls and Procedures .......................................   24

PART II -   OTHER INFORMATION

Item 6.     Exhibits ......................................................   25

SIGNATURES ................................................................   26

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheets

                                                                                                     (Unaudited)
                                                                                                     September 30,      December 31,
                                                                                                         2006               2005
                                                                                                         ----               ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks .................................................................         $  14,220          $  19,508
     Federal funds sold ......................................................................            40,129             32,483
                                                                                                       ---------          ---------
            Total cash and cash equivalents ..................................................            54,349             51,991
     Interest bearing deposits with other banks ..............................................             1,583              1,038
     Securities available-for-sale ...........................................................            55,658             58,701
     Securities held-to-maturity (estimated fair value $1,802 for 2006
          and $1,820 for 2005) ...............................................................             1,850              1,850
     Other investments .......................................................................             2,777              2,980
     Loans held for sale .....................................................................            14,419             12,447
     Loans receivable ........................................................................           412,106            413,984
         Less, allowance for loan losses .....................................................            (9,054)           (11,641)
                                                                                                        ---------          --------
            Net loans ......................................................................             403,052            402,343
     Premises and equipment - net ............................................................            11,218              9,412
     Accrued interest receivable .............................................................             3,307              3,134
     Net deferred income tax assets ..........................................................             3,580              3,655
     Goodwill ................................................................................             4,321              4,321
     Core deposit intangible assets ..........................................................             2,653              2,837
     Prepaid expenses and other assets .......................................................             2,172              2,127
                                                                                                       ---------          ---------

            Total assets .....................................................................         $ 560,939          $ 556,836
                                                                                                       =========          =========

Liabilities
     Deposits
         Noninterest bearing .................................................................         $  59,928          $  67,146
         Interest bearing ....................................................................           410,889            397,063
                                                                                                       ---------          ---------
            Total deposits ...................................................................           470,817            464,209
     Short-term borrowings ...................................................................             7,830              8,975
     Long-term debt ..........................................................................            26,189             32,196
     Accrued interest payable ................................................................             1,628              1,212
     Accrued expenses and other liabilities ..................................................             2,624              1,252
                                                                                                       ---------          ---------
            Total liabilities ................................................................           509,088            507,844
                                                                                                       ---------          ---------

Shareholders' equity
     Common stock - no par  value; 12,000,000 shares authorized; issued and outstanding - 4,442,220 for 2006 and
         4,404,303 for 2005 ..................................................................            30,614             30,202
     Retained earnings .......................................................................            21,637             19,325
     Accumulated other comprehensive income (loss) ...........................................              (400)              (535)
                                                                                                       ---------          ---------
            Total shareholders' equity .......................................................            51,851             48,992
                                                                                                       ---------          ---------

            Total liabilities and shareholders' equity .......................................         $ 560,939          $ 556,836
                                                                                                       =========          =========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Income

                                                                                              (Unaudited)
                                                                                         Period Ended September 30,
                                                                                         --------------------------
                                                                                Three Months                     Nine Months
                                                                                ------------                     -----------
                                                                           2006             2005            2006             2005
                                                                           ----             ----            ----             ----
                                                                                (Dollars in thousands, except per share)

Interest and dividend income
     Loans, including fees ....................................         $  8,587         $  7,702         $ 24,426         $ 21,620
     Interest bearing deposits with other banks ...............               33               11               88               30
     Debt securities ..........................................              607              464            1,716            1,333
     Dividends ................................................               39               35              114               93
     Federal funds sold .......................................              350              192              988              355
                                                                        --------         --------         --------         --------
            Total interest and dividend income ................            9,616            8,404           27,332           23,431
                                                                        --------         --------         --------         --------
Interest expense
     Deposits
         Time deposits $100M and over .........................            1,066              818            2,864            1,975
         Other deposits .......................................            2,460            1,577            6,637            4,146
                                                                        --------         --------         --------         --------
            Total interest expense on deposits ................            3,526            2,395            9,501            6,121
     Short-term borrowings ....................................               88               53              278              140
     Long-term debt ...........................................              458              481            1,415            1,387
                                                                        --------         --------         --------         --------
            Total interest expense ............................            4,072            2,929           11,194            7,648
                                                                        --------         --------         --------         --------
Net interest income ...........................................            5,544            5,475           16,138           15,783
Provision for loan losses .....................................              665            2,300            1,955            3,335
                                                                        --------         --------         --------         --------
Net interest income after provision ...........................            4,879            3,175           14,183           12,448
                                                                        --------         --------         --------         --------
Noninterest income
     Service charges on deposit accounts ......................              852              948            2,546            2,563
     Mortgage loan brokerage income ...........................              963            1,041            2,787            2,592
     Net securities gains or (losses) .........................                -                -                1              (10)
     Other ....................................................              143              197              618              672
                                                                        --------         --------         --------         --------
            Total noninterest income ..........................            1,958            2,186            5,952            5,817
                                                                        --------         --------         --------         --------
Noninterest expenses
     Salaries and employee benefits ...........................            2,798            2,550            8,130            7,162
     Premises and equipment ...................................              648              552            1,885            1,637
     Other ....................................................            1,460            1,347            4,150            3,994
                                                                        --------         --------         --------         --------
            Total noninterest expenses ........................            4,906            4,449           14,165           12,793
                                                                        --------         --------         --------         --------
Income before income taxes ....................................            1,931              912            5,970            5,472
Income tax expense ............................................              730              330            2,195            1,979
                                                                        --------         --------         --------         --------
Net income ....................................................         $  1,201         $    582         $  3,775         $  3,493
                                                                        ========         ========         ========         ========
Per share
     Net income ...............................................         $   0.27         $   0.13         $   0.85         $   0.79
     Net income - diluted .....................................             0.27             0.13             0.84             0.78
     Cash dividends declared ..................................             0.11             0.10             0.33             0.30



See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Changes in Shareholders' Equity

                                                                          (Unaudited)

                                                                          Common Stock
                                                                          ------------                    Accumulated
                                                                    Number of                Retained  Other Comprehensive
                                                                      Shares        Amount   Earnings     Income (Loss)       Total
                                                                      ------        ------   --------     -------------       -----
                                                                                 (Dollars in thousands, except per share)

Balance, January 1, 2005 .......................................    4,390,784    $  30,042    $  20,075     $     (90)    $  50,027
                                                                                                                          ---------
Comprehensive income:
    Net income .................................................            -            -        3,493             -         3,493
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $136 ...........            -            -            -          (245)         (245)
    Reclassification adjustment for losses (gains)
      realized in income, net of income taxes of $3 ............            -            -            -             7             7
                                                                                                                          ---------
        Total other comprehensive income .......................            -            -            -             -          (238)
                                                                                                                          ---------
          Total comprehensive income ...........................            -            -            -             -         3,255
                                                                                                                          ---------
Proceeds of sale of common stock ...............................          775           14            -             -            14
Exercise of employee stock options .............................       12,744          146            -             -           146
Cash dividends declared, $.30 per share ........................            -            -       (1,321)            -        (1,321)
                                                                    ---------    ---------    ---------     ---------     ---------
Balance, September 30, 2005 ....................................    4,404,303    $  30,202    $  22,247     $    (328)    $  52,121
                                                                    =========    =========    =========     =========     =========


Balance, January 1, 2006 .......................................    4,404,303    $  30,202    $  19,325     $    (535)    $  48,992
                                                                                                                          ---------
Comprehensive income:
    Net income .................................................            -            -        3,775             -         3,775
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $76 ............            -            -            -           136           136
    Reclassification adjustment for losses (gains)
      realized in income, net of income taxes of $0 ............            -            -            -            (1)           (1)
                                                                                                                          ---------
        Total other comprehensive income (loss) ................            -            -            -             -           135
                                                                                                                          ---------
          Total comprehensive income ...........................            -            -            -             -         3,910
                                                                                                                          ---------
Proceeds of sale of common stock ...............................        1,000           16            -             -            16
Exercise of employee stock options .............................       36,917          396            -             -           396
Cash dividends declared, $.33 per share ........................            -            -       (1,463)            -        (1,463)
                                                                    ---------    ---------    ---------     ---------     ---------
Balance, September 30, 2006 ....................................    4,442,220    $  30,614    $  21,637     $    (400)    $  51,851
                                                                    =========    =========    =========     =========     =========











See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Cash Flows

                                                                                                             (Unaudited)
                                                                                                           Nine Months Ended
                                                                                                              September 30,
                                                                                                          2006                 2005
                                                                                                          -----                ----
                                                                                                            (Dollars in thousands)
Operating activities
     Net income ................................................................................        $   3,775         $   3,493
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ..........................................................            1,955             3,335
            Depreciation and amortization ......................................................              763               709
            Amortization of intangibles ........................................................              184               184
            Net amortization of securities .....................................................               13                60
            Net securities (gains) or losses ...................................................               (1)               10
            Proceeds of sales of loans held for sale ...........................................          183,989           159,289
            Originations of loans held for sale ................................................         (185,961)         (161,881)
            Increase in accrued interest receivable ............................................             (173)             (360)
            Decrease (increase) in other assets ................................................              640              (585)
            Losses (gains) on sale of other real estate ........................................               27               (24)
            Increase in accrued interest payable ...............................................              416               525
            Increase in other liabilities ......................................................            1,372               590
                                                                                                        ---------         ---------
                Net cash provided by operating activities ......................................            6,999             5,345
                                                                                                        ---------         ---------
Investing activities
     Net (increase) decrease in interest bearing deposits with other banks .....................             (545)                3
     Purchases of available-for-sale securities ................................................           (8,499)          (11,244)
     Maturities, calls and paydowns of available-for-sale securities ...........................           11,740             4,959
     Proceeds of sales of available-for-sale securities ........................................                -             4,412
     Net decrease (increase) in other investments ..............................................              203              (338)
     Net increase in loans made to customers ...................................................           (3,784)          (21,665)
     Purchases of premises and equipment .......................................................           (2,569)           (1,259)
     Proceeds from sales of other real estate ..................................................              408               224
                                                                                                        ---------         ---------
                Net cash used by investing activities ..........................................           (3,046)          (24,908)
                                                                                                        ---------         ---------
Financing activities
     Net increase in deposits ..................................................................            6,608            31,840
     Net (decrease) increase in short-term borrowings ..........................................           (1,145)            1,228
     Proceeds from issuing long-term debt ......................................................                -             3,000
     Repayment of long-term debt ...............................................................           (6,007)              (74)
     Exercise of employee stock options ........................................................              396               146
     Sale of common stock ......................................................................               16                14
     Cash dividends paid .......................................................................           (1,463)           (1,321)
                                                                                                        ---------         ---------
                Net cash (used) provided by financing activities ...............................           (1,595)           34,833
                                                                                                        ---------         ---------
Increase in cash and cash equivalents ..........................................................            2,358            15,270
Cash and cash equivalents, beginning of period .................................................           51,991            26,968
                                                                                                        ---------         ---------
Cash and cash equivalents, end of period .......................................................        $  54,349         $  42,238
                                                                                                        =========         =========

Supplemental Disclosures of Cash Flow Information
     Cash payments for interest, including $5 capitalized ......................................        $  10,778         $   7,128
                                                                                                        =========         =========
       during construction in 2005
     Cash payments for income taxes ............................................................        $     781         $   2,879
                                                                                                        =========         =========

Supplemental Disclosures of Non-cash Activities
     Transfers of loan receivables to other real estate ........................................        $   1,120         $       -
                                                                                                        =========         =========
     Transfer to net deferred income tax assets from prepaid current income taxes ..............        $       -         $     297
                                                                                                        =========         =========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.

Notes to Unaudited Consolidated Financial Statements


Organization - Pursuant to a plan approved by CBI's Board of Directors in the first quarter of 2006 and subsequently approved by regulatory authorities, CBI's subsidiary Orangeburg National Bank was renamed Community Resource Bank N.A. in the third quarter of 2006. After the close of business of September 29, 2006, also pursuant to those plans and approvals, the remaining three subsidiary banks (Sumter National Bank, Florence National Bank and Bank of Ridgeway) were merged into Community Resource Bank, N.A. Community Resource Bank, N.A. (the "Bank") and Community Resource Mortgage, Inc. now comprise CBI's operating subsidiaries.


Accounting Principles - A summary of significant accounting policies and the audited financial statements for 2005 are included in Community Bankshares, Inc.'s (the "Company" or "CBI") Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission. Certain amounts in the 2005 financial statements have been reclassified to conform to the current presentation. Such reclassifications had no effect on net income or retained earnings for any period.

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

Nonperforming Loans - As of September 30, 2006, there were $8,668,000 in nonaccrual loans and $377,000 of loans 90 or more days past due and still accruing interest.

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

                                                                                             (Unaudited)
                                                                                      Period Ended September 30,
                                                                                      --------------------------
                                                                          Three Months                          Nine Months
                                                                          ------------                          -----------
                                                                    2006               2005               2006               2005
                                                                    ----               ----               ----               ----
                                                                             (Dollars in thousands, except per share amounts)

Net income per share, basic
  Numerator - net income ...............................         $    1,201         $      582         $    3,775         $    3,493
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          4,439,245          4,404,303          4,429,198          4,399,089
                                                                 ==========         ==========         ==========         ==========

        Net income per share, basic ....................         $      .27         $      .13         $      .85         $      .79
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution
  Numerator - net income ...............................         $    1,201         $      582         $    3,775         $    3,493
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          4,439,245          4,404,303          4,429,198          4,399,089
    Effect of dilutive stock options ...................             78,967             97,744             71,050            100,297
                                                                 ----------         ----------         ----------         ----------
               Total shares ............................          4,518,212          4,502,047          4,500,248          4,499,386
                                                                 ==========         ==========         ==========         ==========

      Net income per share, assuming dilution ..........         $      .27         $      .13         $      .84         $      .78
                                                                 ==========         ==========         ==========         ==========


Share-Based Compensation - Effective January 1, 2006, the Company began accounting for compensation expenses related to stock options granted to employees and directors under the recognition and measurement principles of Statement of Accounting Standards No. 123(R) "Share-Based Payment" ("SFAS 123(R)) using the modified prospective application method. The Company had previously elected to continue using the methodology of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," to account for compensation expenses related to share-based compensation until the mandatory effective date for SFAS 123(R).

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


Variable Interest Entity - On March 8, 2004, CBI sponsored the creation of a Variable Interest Entity ("VIE"), SCB Capital Trust I (the "Trust"), and is the sole owner of the common securities issued by the Trust. On March 10, 2004, the Trust issued $10,000,000 in floating rate capital securities. The proceeds of this issuance, and the amount of CBI's investment in the common securities, were used to acquire $10,310,000 principal amount of CBI's floating rate junior subordinated deferrable interest debt securities ("Debentures") due April 7, 2034, which securities, and the accrued interest thereon, now constitute the Trust's sole assets. The interest rate associated with the Debentures and the capital securities, and the distribution rate on the common securities of the Trust, was established initially at 3.91% and is adjustable quarterly at 3 month LIBOR plus 280 basis points. The index rate (LIBOR) may not be lower than 1.11%. CBI may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the stated maturity date of the Debentures. In the event that such interest payments are deferred by CBI, the Trust may defer distributions on the common securities. In such an event, CBI would be restricted in its ability to pay dividends on its common stock and to perform under other obligations that are not senior to the junior subordinated Debentures.


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


         The Company's investment in the common securities of the Trust is carried at cost in other assets and the Debentures are included in long-term debt in the consolidated balance sheet.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements


         Statements included in this report which are not historical in nature are intended to be, and are hereby identified as `forward-looking statements' for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use the of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Company's expectations, beliefs, estimates, intentions, plans, predictions and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs, estimates, intentions, plans, predictions or projections will result or be achieved or accomplished. The Company cautions readers that forward-looking statements, including without limitation, those relating to the Company's recent and continuing expansion, its future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, and adequacy of the allowance for loan losses, are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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


         CBI is a bank holding company and, as a financial institution, believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the sections "Allowance for Loan Losses" and "Provision for Loan Losses" in the Annual Report on Form 10-K for 2005 for a detailed description of CBI's estimation process and methodology related to the allowance for loan losses.

         Pursuant to a plan approved by CBI's Board of Directors in the first quarter of 2006 and subsequently approved by regulatory authorities, CBI's subsidiary Orangeburg National Bank was renamed Community Resource Bank N.A. in the third quarter of 2006. After the close of business on September 29, 2006, also pursuant to those plans and approvals, the remaining three subsidiary banks (Sumter National Bank, Florence National Bank and Bank of Ridgeway) were merged into Community Resource Bank, N.A. Community Resource Bank, N.A. and Community Resource Mortgage, Inc. now comprise CBI's operating subsidiaries. In accordance with generally accepted acconting principles, the accounting for the merger between these affiliated entities was treated in a manner similar to a pooling of interests.



CHANGES IN FINANCIAL CONDITION


         During the nine months ended September 30, 2006, long-term debt, in the form of FHLB advances, decreased by $6,007,000, noninterest bearing deposits decreased by $7,218,000 and interest bearing deposits increased by $13,826,000.

Also during the first nine months of 2006, loans held for sale increased by $1,972,000, gross loans receivable decreased by $1,878,000, federal funds sold increased by $7,646,000 and securities available-for-sale decreased by $3,043,000.


         During the first nine months of 2006, net charge-offs of loans totaled $4,542,000, including $1,482,000 in the third quarter. Those net charge-offs decreased both loans and the allowance for loan losses.


         During the third quarter of 2006, federal funds sold increased by $23,323,000, loans held for sale decreased by $6,373,000 and gross loans receivable decreased by $7,064,000. Interest bearing deposits increased by $11,830,000 during the 2006 three-month period and short-term borrowings decreased by $4,590,000. Because of high interest rates for federal funds and the the pending consolidation of the four banks' charters, planned for the fourth quarter, management made a deliberate decision to maintain relatively high liquidity.

         During the third quarter, there were inconsistencies between the four markets in how effectively and efficiently loans and deposits were attracted. Generally, time and savings deposit growth was relatively easy to attract. Loan growth was challenging and was reduced by loan charge-offs.

         Early in the fourth quarter, after merger of the banks, management began making its deposit products consistent between markets. The Bank has added an attractive, interest-bearing checking account and money market account in an effort to improve growth in core deposits, and anticipates less emphasis on time deposits. At the same time, the Bank has begun actively marketing certain select loan products, and is currently focusing on home equity lines of credit.



RESULTS OF OPERATIONS

Earnings Performance

Three Months Ended September 30, 2006 and 2005

         For the quarter ended September 30, 2006, CBI recorded consolidated net income of $1,201,000, compared with $582,000 for the comparable period of 2005. This represents an increase of $619,000 or 106.4%. Basic and diluted earnings per share were $.27 in the 2006 period, compared with $.13 for the 2005 quarter.

         Compared with the third quarter of 2005, operating results for the third quarter of 2006 were affected primarily by lower provisions for loan losses in the 2006 period, a reduction in service charges assessed against deposit accounts, and an increase in noninterest expenses. Generally, market interest rates, as well as the rates associated with the Company's interest earning assets and its interest-bearing liabilities were higher in the 2006 period as a result of Federal Reserve efforts to slow the nation's economy and control inflation. More recently, the Federal Reserve has not increased its federal funds rate target. The last such increase was made in June 2006.


         The provision for loan losses for the third quarter of 2006 was lower than for the same period of 2005 due to continuing efforts to effect positive changes in the quality of the Company's loan portfolio. Significant progress has been, and continues to be, made in identifying problem loans, meeting with borrowers and obtaining liens on additional collateral to better secure such loans, and establishing more realistic plans for repayment of loans. In an effort to further reduce the future level of risk in the loan portfolio, management has implemented more stringent underwriting controls intended to proactively mitigate risks in the loan portfolio before loans are funded or committed. Such controls include more vigorously monitoring established loan officer approval authorities, developing and utilizing more detailed analyses of positive and negative factors during underwriting, increased scrutiny of financial and other information pertaining to potential borrowers, and limiting the aggregate amounts of loans that can be approved for various purposes. Management has implemented different requirements for conforming and non-conforming loans in order to expedite the approval of credit requests that present minimal risk to the Bank. The provision and allowance for loan losses continue to be affected by high levels of non-performing and potential problem loans and charge-offs. During the third quarter of 2006, net charge-offs were $1,482,000 compared with $454,000 during the same period of 2005.


         Noninterest expenses increased in part because of changes in the corporate management structure designed to enhance controls and risk management activities, particularly in the lending function. Also, in 2006, the Company increased its formula for matching employees' contributions to the 401(k) defined contribution retirement plan. This resulted in higher levels of employee participation in the plan. Expenses of premises and equipment increased in the 2006 quarter due to the Company's moving into its newly constructed headquarters and operations center building in the first quarter of 2006 and the leasing of other office space to provide for the needs of certain management and other personnel who are located away from the corporate headquarters. Also, in conjunction with renaming one of the banking subsidiaries and merging all the former four subsidiary banks into that renamed bank, the Company incurred higher expenses for advertising and stationery and supplies.

                                                                                      Summary Income Statement
                                                                                      ------------------------
                                                                                       (Dollars in thousands)
For the Three Months Ended September 30,                           2006              2005         Dollar Change    Percentage Change
                                                                   ----              ----         -------------    -----------------
Interest income ....................................             $ 9,616          $ 8,404            $ 1,212             14.4%
Interest expense ...................................               4,072            2,929              1,143             39.0%
                                                                 -------          -------            -------
Net interest income ................................               5,544            5,475                 69              1.3%
Provision for loan losses ..........................                 665            2,300             (1,635)           -71.1%
Noninterest income .................................               1,958            2,186               (228)           -10.4%
Noninterest expenses ...............................               4,906            4,449                457             10.3%
Income tax expense .................................                 730              330                400            121.2%
                                                                 -------          -------            -------
Net income .........................................             $ 1,201          $   582            $   619            106.4%
                                                                 =======          =======            =======

Nine Months Ended September 30, 2006 and 2005

         For the nine months ended September 30, 2006, CBI recorded consolidated net income of $3,775,000, compared with $3,493,000 for the comparable period of 2005. This represents an increase of $282,000 or 8.1%. Basic earnings per share were $.85 in the 2006 period, compared with $.79 for the 2005 quarter. Diluted earnings per share for the 2006 nine months period were $.84 compared with $.78 for the same period of 2005.


         CBI's consolidated net income for the nine months ended September 30, 2006 was positively affected by a reduced amount of provision for loan losses, and increased levels of net interest income, primarily related to increased loan volumes and yields. A significant proportion of the Bank's loan portfolio is made up of variable rate loans. Those loans have been repriced favorably several times during 2006. The prime rate, which is the index to which most of those variable rate loans are related, increased four times totaling 100 basis points during 2006, and eight times totaling 200 basis points since September 30, 2005.


         Noninterest income for the 2006 nine-months period increased slightly from the amount for the same period of 2005. However, slight reductions were noted in the 2006 amounts of service charges on deposit accounts and credit insurance sales. Noninterest expenses negatively affected results for the 2006 year-to-date period because of the same factors discussed above for the third quarter.

                                                                                 Summary Income Statement
                                                                                 ------------------------
                                                                                 (Dollars in thousands)
For the Nine Months Ended September 30,                         2006               2005           Dollar Change    Percentage Change
                                                                ----               ----           -------------    -----------------

Interest income .....................................         $27,332             $23,431             $ 3,901            16.6%
Interest expense ....................................          11,194               7,648               3,546            46.4%
                                                              -------             -------             -------
Net interest income .................................          16,138              15,783                 355             2.2%
Provision for loan losses ...........................           1,955               3,335              (1,380)          -41.4%
Noninterest income ..................................           5,952               5,817                 135             2.3%
Noninterest expenses ................................          14,165              12,793               1,372            10.7%
Income tax expense ..................................           2,195               1,979                 216            10.9%
                                                              -------             -------             -------
Net income ..........................................         $ 3,775             $ 3,493             $   282             8.1%
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

Three Months Ended September 30, 2006 and 2005

         Net interest income for the three months ended September 30, 2006 was $5,544,000, an increase of $69,000, or 1.3%, over the amount reported for the third quarter of 2005. Interest income and interest expense for the 2006 quarter were both significantly higher than during the same period of 2005, primarily due to increases in the interest rates earned on, or paid for, those items.

         The average rate earned on loans, including loans held for sale, was 7.95% and 7.03% for the third quarters of 2006 and 2005, respectively. The average yield on earning assets was 7.35% for the third quarter of 2006, compared with 6.46% for the third quarter of 2005. The average cost of time deposits increased to 4.31% for the third quarter of 2006, compared with 3.20% for the same period of 2005. The average cost of all interest-bearing liabilities was 3.69% for the 2006 quarter and 2.72% for the same period of 2005. Accordingly, the interest rate spread (interest earning assets yield minus the rate paid for interest-bearing liabilities) for the 2006 third quarter narrowed to 3.66%, or 8 basis points lower than for the same period of 2005. Net yield on earning assets (net interest income divided by average interest earning assets) for the 2006 quarter was 4.24%, or 3 basis points higher than for the same period of 2005.

         Average amounts of interest earning assets were approximately $2,584,000 higher in the 2006 period than in the 2005 period. However, more robust growth in the average amounts of interest-bearing liabilities was noted as the 2006 average amount was approximately $11,454,000 more than the 2005 amount. During the third quarter of 2006, the Company was more reliant on interest-bearing liabilities to fund earning assets than it was during the 2005 second quarter.

                                                                               Average Balances, Yields and Rates
                                                                                  Quarter Ended September 30,
                                                                                  ---------------------------

                                                                            2006                              2005
                                                                            ----                              ----
                                                                         Interest                           Interest
                                                             Average      Income /    Yields /    Average    Income /     Yields /
                                                             Balances     Expense    Rates (1)    Balances   Expense     Rates (1)
                                                             --------     -------    ---------    --------   -------     ---------
                                                                                     (Dollars in thousands)
Assets
Interest bearing deposits with other banks ..............  $   1,772      $    33     7.39%     $     448     $   11       9.74%
Investment securities - taxable .........................     55,848          601     4.27%        56,193        445       3.14%
Investment securities - tax exempt (2) ..................      4,917           45     3.63%         6,099         54       3.51%
Federal funds sold ......................................     27,830          350     4.99%        19,203        192       3.97%
Loans, including loans held for sale (2)(3) .............    428,544        8,587     7.95%       434,384      7,702       7.03%
                                                           ---------      -------               ---------     ------
            Total interest earning assets ...............    518,911        9,616     7.35%       516,327      8,404       6.46%
Cash and due from banks .................................     15,839                               14,844
Allowance for loan losses ...............................     (9,382)                              (5,089)
Premises and equipment, net .............................      9,699                                8,200
Intangible assets .......................................      7,004                                7,252
Other assets ............................................      8,736                                4,483
                                                           ---------                            ---------
            Total assets ................................  $ 550,807                            $ 546,017
                                                           =========                            =========

Liabilities and shareholders' equity
Interest bearing deposits
       Savings ..........................................   $ 90,231      $   674     2.96%     $  85,917     $  369       1.70%
       Interest bearing transaction accounts ............     66,453          182     1.09%        62,166        116       0.74%
       Time deposits ....................................    245,619        2,670     4.31%       236,924      1,910       3.20%
                                                           ---------      -------               ---------     ------
            Total interest bearing deposits .............    402,303        3,526     3.48%       385,007      2,395       2.47%
Short-term borrowings ...................................     11,536           88     3.03%         8,357         53       2.52%
Long-term debt ..........................................     24,501          458     7.42%        33,522        481       5.69%
                                                           ---------      -------               ---------     ------
            Total interest bearing liabilities ..........    438,340        4,072     3.69%       426,886      2,929       2.72%
Noninterest bearing demand deposits .....................     54,758                               63,260
Other liabilities .......................................      3,360                                2,340
Shareholders' equity ....................................     54,349                               53,531
                                                           ---------                            ---------
            Total liabilities and shareholders' equity ..  $ 550,807                            $ 546,017
                                                           =========                            =========

Interest rate spread ....................................                             3.66%                                3.74%
Net interest income and net yield on earning assets .....                 $ 5,544     4.24%                  $ 5,475       4.21%

(1)  Yields and rates are annualized.
(2) Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
(3) Nonaccruing loans are included in the average balances and income from such loans is recognized on a cash basis.

Nine Months Ended September 30, 2006 and 2005

         Net interest income for the nine months ended September 30, 2006 increased by $355,000, or 2.2% over the amount for the same period of 2005. Both interest income and interest expense increased significantly in the 2006 period due to continued increases in market interest rates and higher levels of interest earning assets and interest-bearing liabilities.


         For the 2006 year-to-date period, the interest rate spread and net yield on earning assets both decreased as compared with the same period of 2005. Interest rate spread decreased by 20 basis points and net yield on earning assets decreased by 9 basis points. These decreases resulted primarily from higher rates paid on interest-bearing liabilities, which increased slightly more than rates earned on earning assets. Average amounts of interest earning assets, especially loans and federal funds sold, were higher in the 2006 period, and net interest income increased despite the narrowing of interest margins.

                                                                                  Average Balances, Yields and Rates
                                                                                    Nine Months Ended September 30,
                                                                                  ----------------------------------

                                                                                   2006                            2005
                                                                                   ----                            ----
                                                                                 Interest                        Interest
                                                                     Average     Income /   Yields /   Average    Income /  Yields /
                                                                    Balances     Expense   Rates (1)   Balances   Expense  Rates (1)
                                                                    --------     -------   ---------   --------   -------  ---------
                                                                                          (Dollars in thousands)
Assets
Interest bearing deposits with other banks                        $   1,701    $     88      6.92%   $     592    $     30     6.78%
Investment securities - taxable                                      56,798       1,694      3.99%      52,925       1,262     3.19%
Investment securities - tax exempt (2)                                5,100         136      3.57%       6,388         164     3.43%
Federal funds sold                                                   27,541         988      4.80%      14,650         355     3.24%
Loans, including loans held for sale (2) (3)                        430,801      24,426      7.58%     425,127      21,620     6.80%
                                                                  ---------    --------              ---------    --------
            Total interest earning assets                           521,941      27,332      7.00%     499,682      23,431     6.27%
Cash and due from banks                                              15,503                             15,542
Allowance for loan losses                                           (10,456)                            (4,957)
Premises and equipment, net                                           9,988                              7,948
Intangible assets                                                     7,065                              7,311
Other assets                                                          8,482                              4,286
                                                                  ---------                          ---------
            Total assets                                          $ 552,523                          $ 529,812
                                                                  =========                          =========

Liabilities and shareholders' equity
Interest bearing deposits
       Savings                                                    $  88,268    $  1,701      2.58%   $  87,894    $    996     1.52%
       Interest bearing transaction accounts                         71,163         580      1.09%      61,873         308     0.67%
       Time deposits                                                240,811       7,220      4.01%     221,094       4,817     2.91%
                                                                  ---------    --------              ---------    --------
            Total interest bearing deposits                         400,242       9,501      3.17%     370,861       6,121     2.21%
Short-term borrowings                                                 9,848         278      3.77%       8,379         140     2.23%
Long-term debt                                                       29,089       1,415      6.50%      32,731       1,387     5.67%
                                                                  ---------    --------              ---------    --------
            Total interest bearing liabilities                      439,179      11,194      3.41%     411,971       7,648     2.48%
Noninterest bearing demand deposits                                  58,301                             63,927
Other liabilities                                                     2,943                              2,085
Shareholders' equity                                                 52,100                             51,829
                                                                  ---------                          ---------
            Total liabilities and shareholders' equity            $ 552,523                          $ 529,812
                                                                  =========                          =========

Interest rate spread                                                                         3.59%                             3.79%
Net interest income and net yield on earning assets                            $ 16,138      4.13%                $ 15,783     4.22%

(1)  Yields  andrates are  annualized.
(2) Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
(3) Nonaccruing loans are included in the average balances and income from such loans is recognized on a cash basis.


Provision and Allowance for Loan Losses

         The provision for loan losses for the 2006 three month period was $665,000, a decrease of $1,635,000, or 71.1%, from $2,300,000 for the same period of 2005. The provision for loan losses decreased to $1,955,000 for the 2006 nine month period from $3,335,000 for the 2005 nine month period, a decrease of $1,380,000 or 41.4%. Although the provisions for loan losses were lower in 2006 for each of the periods, high levels of charge-offs and nonperforming and potential problem loans continue to affect the Company's allowance and provision for loan losses negatively. Management continues to use new information about these loans to refine its estimates of the loans' ultimate collectibility and the adequacy of its loan loss allowance.

         Net charge-offs during the nine months ended September 30, 2006 were $4,542,000, compared with $1,024,000 for the same period of 2005. The coverage ratio (allowance for loan losses divided by nonperforming loans) was 1.00x as of September 30, 2006 and .94x as of December 31, 2005.

         The activity in the allowance for loan losses is summarized in the following table:

                                                                           Nine Months                                 Nine Months
                                                                               Ended              Year Ended             Ended
                                                                            September 30,         December 31,         September 30,
                                                                                2006                  2005                 2005
                                                                                ----                  ----                 ----
                                                                                             (Dollars in thousands)

Allowance at beginning of period .................................           $  11,641             $   4,347             $   4,347
Transfer of allowance for off-balance-sheet ......................                   -                  (305)                    -
  contingencies to other liabilities
Provision for loan losses ........................................               1,955                 9,637                 3,335
Net charge-offs ..................................................              (4,542)               (2,038)               (1,024)
                                                                             ---------             ---------             ---------
Allowance at end of period .......................................           $   9,054             $  11,641             $   6,658
                                                                             =========             =========             =========
Allowance as a percentage of loans outstanding ...................                2.20%                 2.81%                 1.61%

Loans at end of period ...........................................           $ 412,106             $ 413,984             $ 414,290
                                                                             =========             =========             =========


         Following is a summary of nonperforming loans as of September 30, 2006 and December 31, 2005:


                                                     September 30,  December 31,
                                                         2006         2005
                                                         ----         ----
                                                       (Dollars in thousands)
Nonperforming loans
  Nonaccrual loans ...................................  $ 8,668      $11,651
  Past due 90 days or more and still accruing ........      377          729
                                                        -------      -------
                Total ................................  $ 9,045      $12,380
                                                        =======      =======
Nonperforming loans as a percentage of:
  Loans outstanding ..................................     2.19%        2.99%
  Allowance for loan losses ..........................    99.90%      106.35%




         The following table shows quarterly changes in nonperforming and potential problem loans since December 31, 2004.

                                                         90 Days or
                                                        More Past Due      Total           Percentage                     Percentage
                                        Nonaccrual        and Still    Nonperforming        of Total      Potential        of Total
                                            Loans         Accruing         Loans              Loans     Problem Loans       Loans
                                            -----         --------         -----              -----     -------------       -----
                                                                            (Dollars in thousands)
December 31, 2004 ................       $  4,941        $    137        $  5,078              1.29%     $  4,628            1.18%
Net change .......................            118             215             333                           2,972
                                         --------        --------        --------                        --------
March 31, 2005 ...................          5,059             352           5,411              1.33%        7,600            1.87%
Net change .......................            200              (9)            191                          10,400
                                         --------        --------        --------                        --------
June 30, 2005 ....................          5,259             343           5,602              1.35%       18,000            4.35%
Net change .......................          4,954              74           5,028                          (4,107)
                                         --------        --------        --------                        --------
September 30, 2005 ...............         10,213             417          10,630              2.57%       13,893            3.35%
Net change .......................          1,438             312           1,750                          15,420
                                         --------        --------        --------                        --------
December 31, 2005 ................         11,651             729          12,380              2.99%       29,313            7.08%
Net change .......................          3,128             949           4,077                          (2,767)
                                         --------        --------        --------                        --------
March 31, 2006 ...................         14,779           1,678          16,457              3.94%       26,546            6.36%
Net change .......................         (3,628)         (1,476)         (5,104)                         (3,461)
                                         --------        --------        --------                        --------
June 30, 2006 ....................         11,151             202          11,353              2.71%       23,085            5.51%
Net change .......................         (2,483)            175          (2,308)                           (219)
                                         --------        --------        --------                        --------
September 30, 2006 ...............       $  8,668        $    377        $  9,045              2.19%     $ 22,866            5.55%
                                         ========        ========        ========                        ========

         During the second quarter of 2006, management settled a loan relationship of $1,450,000 that was included in nonaccrual loans as of March 31, 2006, realizing a recovery of approximately $350,000. During the first nine months of 2006, management focused on reviewing and establishing workout or collection plans or providing other credit enhancements for all significant nonperforming and potential problem loans.

         During the 2006 third quarter, approximately $829,000 of loans were first recognized as nonaccrual loans. Of the $2,483,000 net decrease in nonaccrual loans during the third quarter of 2006, approximately $1,357,000 was attributable to writedowns or charge-offs. The remainder of the net decrease represents payments received, amounts refinanced with significant credit enhancements and returned to accruing status, and loans paid in full during the period.


         Management will continue to monitor the levels of nonperforming loans and address the weaknesses in these credits to enhance the ultimate collection or recovery of these assets. Management considers the levels and trends in nonperforming assets and potential problem loans in determining how the provision and allowance for loan losses is estimated and adjusted. In the opinion of management, the Company's allowance for loan losses at September 30, 2006 is adequate to provide for losses that may be inherent in the loan portfolio.

Noninterest Income

         Noninterest income for the 2006 third quarter decreased $228,000, or 10.4%, from the $2,186,000 reported for the same 2005 period. Mortgage loan brokerage income for the 2006 quarter decreased by $78,000, or 7.5%, from the

$1,041,000 recorded in the 2005 period as a result of declining market demand. Service charges on deposit accounts were $96,000, or 10.1%, less than for the 2005 three-month period, primarily as a result of increases in earnings credits applied to commercial accounts.


         For the nine months ended September 30, 2006, noninterest income was $135,000, or 2.3% more than for the first nine months of 2005. Mortgage loan brokerage income increased $195,000.


Noninterest Expenses


         Noninterest expenses for the third quarter of 2006 were $457,000, or 10.3%, higher than the amounts reported for the same period of 2005. Salaries and employee benefits expenses were $248,000, or 9.7%, higher in the 2006 period, due to additions made to the Company's executive management. Expenses related to premises and equipment increased by $96,000 in the 2006 period, primarily due to the Company's occupancy of its new headquarters and operations center building during the first quarter of 2006.


         Noninterest expenses for the first nine months of 2006 were $1,372,000, or 10.7%, more than for the same period of 2005. Salaries and employee benefits for the 2006 nine month period were $968,000, or 13.5%, more than for the same period of 2005. This expense increased due to higher levels of mortgage loan brokerage commission-based compensation incurred in the 2006 period, additions made to the Company's executive management, increased employee participation in the Company's 401(k) plan, and normal periodic wage and salary adjustments. Expenses associated with premises and equipment were $248,000, or 15.1%, higher in the 2006 period, primarily due to the Company's occupancy of its new headquarters and operations center building during the first quarter of 2006.


Income Taxes

         Income tax expense was $400,000 more in the 2006 third quarter than for the 2005 period. Income tax expense for the 2006 nine month period was $216,000 more than for the same period of 2005.


LIQUIDITY


         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in a timely and economical manner. The most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being the ability to attract deposits within CBI's market areas. Individual and commercial deposits are the primary source of funds for lending activities, along with long-term borrowings from the Federal Home Loan Bank of Atlanta and the proceeds of issuing $10,000,000 of subordinated debentures. Cash and amounts due from banks and federal funds sold are CBI's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuation in cash flow from both loans and deposits.
Securities available-for-sale are CBI's principal source of secondary asset liquidity. However, the availability of this source is limited by pledging commitments for public deposits and securities sold under agreements to repurchase, and is influenced by market conditions.

         CBI and the Bank also maintain various federal funds lines of credit with correspondent banks and are able to borrow from the Federal Home Loan Bank of Atlanta ("FHLB") and the Federal Reserve Bank's discount window.

         Total deposits as of September 30, 2006 were $470,817,000, an increase of $6,608,000, or 1.4%, from the amount as of December 31, 2005. During the nine months ended September 30, 2006, there was a notable movement of funds from noninterest bearing demand deposit accounts and interest-bearing transaction accounts into savings and certificate of deposit accounts. Such transfers of funds are the expected result of the higher rates of interest currently being paid for longer-term fixed-rate deposits, and the larger difference between the rates currently being paid for such fixed rate deposits and the rates currently being paid for more highly liquid interest bearing deposits. As of September 30, 2006 the loan to deposit ratio, excluding loans held for sale, was 87.5%, compared with 89.2% at December 31, 2005 and 91.0% at September 30, 2005.


         Management believes CBI and its subsidiaries' liquidity sources are adequate to meet their current and projected operating needs.


CAPITAL RESOURCES


         CBI and the Bank are subject to regulatory risk-based capital adequacy standards. Under these standards, bank holding companies and banks are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, federal bank regulatory authorities are required to implement prescribed "prompt corrective actions" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below a certain level, increasingly stringent regulatory corrective actions would be mandated.

         During the first quarter of 2004, CBI sponsored the creation of a Trust that issued $10,000,000 in trust preferred securities. The Trust invested the proceeds of this issuance and $310,000 of capital provided by CBI into $10,310,000 of junior subordinated debentures due in 2034 ("Debentures") issued by CBI. Interest payments on the Debentures are due quarterly at a variable interest rate. CBI used the proceeds of the Debentures to repay certain pre-existing debt obligations, to enhance the capital position of two of its former subsidiary banks, to provide an additional funding mechanism for its mortgage loan brokerage activities, and for other general corporate purposes. Under current regulatory guidelines, the trust preferred securities issued by the Trust are includible in the Company's Tier 1 capital for risk-based capital purposes.

         Immediately prior to the consolidation of the banking subsidiaries, each bank was "well capitalized" under applicable regulatory definitions and guidelines. The September 30, 2006 risk-based capital ratios for CBI and its banking subsidiaries, prior to the merger, are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                                                               September 30, 2006
                                                                                               ------------------
                                                                                 Tier 1           Total Capital      Leverage
                                                                                 ------           -------------      --------

Community Bankshares, Inc. .............................................          13.64%              14.87%           10.32%
Community Resource Bank, N.A. - pre-merger .............................          11.73%              12.84%            8.57%
Sumter National Bank ...................................................          11.42%              12.72%            7.92%
Florence National Bank .................................................          10.33%              11.59%            8.67%
Bank of Ridgeway .......................................................          10.65%              11.83%            8.24%
Minimum "well capitalized" requirement .................................           6.00%              10.00%            6.00%
Minimum requirement ....................................................           4.00%               8.00%            5.00%

         The following table shows the pro forma capital positions of the Company and the Bank immediately after the merger of the former banking subsidiaries.


                                                   October 1, 2006
                                                   ---------------
                                          Tier 1    Total Capital      Leverage
                                          ------    -------------      --------

Community Bankshares, Inc. .............  13.64%       14.87%           10.32%
Community Resource Bank, N.A. -
     pro forma post-merger .............  11.73%       12.84%            8.57%


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

Variable Interest Entity

         As discussed under "Capital Resources" and in the notes to unaudited consolidated financial statements under "Variable Interest Entity," as of September 30, 2006, CBI held an equity interest in, and guarantees the liabilities of, a non-consolidated variable interest entity.

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

         The following table sets forth the contractual amounts of commitments which represent credit risk:

                                                  September 30, 2006
                                                  ------------------
                                                     (Dollars in
                                                      thousands)
Loan commitments ..................................   $ 66,478
Standby letters of credit .........................      2,693

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


         In mid-2005, CBI reached an agreement with Jack Henry & Associates, Inc. to obtain licensing rights for a new core management information software system, known as Silverlake. The cost of this core system conversion is approximately $1,000,000, substantially all of which had been expended through September 30, 2006. The agreement also requires CBI to pay various support and maintenance costs throughout the licensing period. CBI estimates that during the next five years these costs will range from approximately $200,000 to $300,000 per year. However, the exact amounts will be determined by future events, such as asset growth, and cannot be exactly determined at this time. The Company completed the process of converting to the new system early in the fourth quarter of 2006.


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

         Derivative financial instruments are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. The following table includes the notional principal amounts of rate lock commitments and forward sales contracts as of September 30, 2006, and the estimated fair values of those financial instruments included in other assets and liabilities in the balance sheet as of that date.



                                                           September 30, 2006
                                                           ------------------
                                                                      Estimated
                                                                      Fair Value
                                                        Notional        Asset
                                                         Amount      (Liability)
                                                         ------      -----------
                                                        (Dollars in thousands)
Rate lock commitments to potential borrowers
  to originate mortgage loans to be held for sale ....  $ 46,407         $ 168
Forward sales contracts with investors
  of mortgage loans to be held for sale ..............    46,407          (168)


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


         CBI's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. According to the model, as of September 30, 2006, CBI is positioned so that net interest income would increase $178,000 and net income would increase $107,000 in the next twelve months if interest rates rose 100 basis points. Conversely, net interest income would decline $178,000 and net income would decline $107,000 in the next twelve months if interest rates declined 100 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions CBI and its customers could undertake in response to changes in interest rates.


         As of September 30, 2006 there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2005. The foregoing disclosures related to the market risk of CBI should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2005 Annual Report on Form 10-K.


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

                                                        DATED: November 13, 2006

COMMUNITY BANKSHARES, INC.

By:  s/  Samuel L. Erwin
     -----------------------------------------
         Samuel L. Erwin
         Chief Executive Officer

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