Form 10-K
period 2006-12-31
COMMUNITY BANKSHARES INC /SC/
filed 2007-03-30
CIK 894508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 2006        Commission File No. 000-22054

                           COMMUNITY BANKSHARES, INC.
             (Exact name of registrant as specified in its charter)


         South Carolina                                          57-0966962
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [ ]  No [ ]

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

Large accelerated filer  [ ]   Accelerated filer  [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes    [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2006, was approximately $53,738,000.

As of March 14, 2007, there were 4,466,772 shares of the registrant's common stock, no par value, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2007 Annual Meeting of Shareholders - Part III


                             10-K TABLE OF CONTENTS

                                                           Part I                                         Page
Item 1          Business .............................................................................     4
Item 1A         Risk Factors .........................................................................    13
Item 1B         Unresolved Staff Comments ............................................................    16
Item 2          Properties ...........................................................................    16
Item 3          Legal Proceedings ....................................................................    17
Item 4          Submission of Matters to a Vote of Security Holders ..................................    17

                                                           Part II
Item 5          Market for Registrant's Common Equity, Related Stockholder Matters and
                   Issuer Purchases of Equity Securities .............................................    18
Item 6          Selected Financial Data ..............................................................    21
Item 7          Management's Discussion and Analysis of Financial Condition and Results of
                   Operations ........................................................................    22
Item 7A         Quantitative and Qualitative Disclosures about Market Risk ...........................    49
Item 8          Financial Statements and Supplementary Data ..........................................    53
                Report of Independent Registered Public Accounting Firm ..............................    54
                Consolidated Balance Sheets, December 31, 2006 and 2005 ..............................    55
                Consolidated Statements of Income,
                   Years Ended December 31, 2006, 2005 and 2004 ......................................    56
                Consolidated Statements of Changes in Shareholders' Equity,
                   Years Ended December 31, 2006, 2005 and 2004 ......................................    57
                Consolidated Statements of Cash Flows,
                   Years Ended December 31, 2006, 2005 and 2004 ......................................    58
                Notes to Consolidated Financial Statements ...........................................    59
                Quarterly Data for 2006 and 2005 .....................................................    93
Item 9          Changes In and Disagreements with Accountants
                   on Accounting and Financial Disclosure ............................................    94
Item 9A         Controls and Procedures ..............................................................    94
Item 9A(T).     Controls and Procedures ..............................................................    94

Item 9B         Other Information ....................................................................    94

                                                           Part III
Item 10         Directors, Executive Officers and Corporate Governance ...............................    94
Item 11         Executive Compensation ...............................................................    95
Item 12         Security Ownership of Certain Beneficial Owners and Management and
                   Related Stockholder Matters .......................................................    95
Item 13         Certain Relationships and Related Transactions
                   and Director Independence .........................................................    96
Item 14         Principal Accountant Fees and Services ...............................................    96

                                                           Part IV
Item 15         Exhibits and Financial Statement Schedules ...........................................    97

                           FORWARD-LOOKING STATEMENTS

         Statements included in this report which are not historical in nature are intended to be, and are hereby identified as `forward-looking statements' for purposes of the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Such forward-looking statements may be identified, without limitation, by the use the of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions. The Corporation's expectations, beliefs, estimates and projections are expressed in good faith and are believed by the Corporation to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Corporation's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs, estimates or projections will result or be achieved or accomplished. The Corporation cautions readers that forward-looking statements, including without limitation, those relating to the Corporation's recent and continuing expansion, its future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, and adequacy of the allowance for loan losses, are not guarantees of future performance, and are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to several important factors herein identified, among others, and other risks and factors identified from time to time in the Corporation's reports filed with the Securities and Exchange Commission. The risks and uncertainties include, but are not limited to:

     o    the Corporation's growth and ability to maintain growth;
     o governmental monetary and fiscal policies, as well as legislative and regulatory changes;
     o the effect of interest rate changes on our level and composition of deposits, loan demand and the value of our loan collateral and securities;
     o the effects of competition from other financial institutions operating in the Corporation's market areas and elsewhere, including institutions operating locally, regionally, nationally and internationally;
     o failure of assumptions underlying the establishment of the allowance for loan losses, including the value of collateral securing loans; and
     o loss of consumer confidence and economic disruptions resulting from terrorist activities.

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

                                     PART I

Item 1.  Business

Form of organization

         Community Bankshares, Inc. (CBI or the Corporation) is a South Carolina corporation and a bank holding company. CBI commenced operations on July 1, 1993, upon effectiveness of the acquisition of the Orangeburg National Bank as a wholly-owned subsidiary. In June 1996 CBI acquired all the stock of Sumter National Bank. In July 1998 CBI acquired all the stock of Florence National Bank. In July 2002 CBI acquired by merger Ridgeway Bancshares, Inc., the parent company of the former Bank of Ridgeway.

         Orangeburg National Bank was chartered in 1987 as a national bank, and operated from two offices located in Orangeburg, South Carolina. Sumter National Bank (the Sumter bank), a national bank, was chartered in 1996 and operated from two offices located in Sumter, South Carolina. Florence National Bank (the Florence bank), a national bank, was chartered in 1998 and operated from two offices located in Florence, South Carolina. Bank of Ridgeway (the Ridgeway
bank), a South Carolina state-chartered bank organized in 1898, operated from one office in Ridgeway, one office in Winnsboro, and one office in Blythewood, South Carolina. In November 2001, CBI acquired all the common stock of Resource Mortgage Inc., a Columbia, South Carolina based mortgage company, and subsequently renamed it Community Resource Mortgage, Inc. (CRM).

         In August 2006, Orangeburg National Bank's name was changed to Community Resource Bank, N.A. ("CRB" or the "Bank"), and in October 2006, the Sumter bank, the Florence bank and the Ridgeway bank were merged into CRB. As a result, the Corporation now consists of the holding Company (CBI), the bank subsidiary (CRB) and the mortgage company (CRM). Effective in January 2007 the operations of the mortgage company became a division of the Bank. The Bank plans to continue to conduct mortgage loan origination operations under the name "Community Resource Mortgage, a division of Community Resource Bank" (the "Mortgage Division"). CRM remains a separate corporate entity and wholly-owned subsidiary of the Corporation, but with only limited assets and activities. The Bank now operates in four geographical regions: Orangeburg, Sumter, Florence and the Midlands (Fairfield and Richland counties). The Mortgage Division operates in the Richland, Sumter and Charleston County areas of South Carolina, and in the Mecklenburg County area of North Carolina. Customers now have access to services and information through nine branches, and management expects to have a tenth office open by the fourth quarter 2007.


Business of banking

         Community Resource Bank, N.A. offers a full array of commercial bank services. Deposit services include business and personal checking accounts, NOW accounts, savings accounts, money market accounts, various term certificates of deposit, IRA accounts, and other deposit services. The Federal Deposit Insurance Corporation insures deposits up to applicable limits. Most of the Bank's deposits are attracted from individuals and small to medium sized businesses.

         The Bank offers secured and unsecured, short-to-intermediate term loans, with floating and fixed interest rates for commercial and consumer purposes. Consumer loans include car loans, home equity improvement loans secured by first and second mortgages, personal expenditure loans, education loans, and the like. Commercial loans include short-term unsecured loans, short and intermediate term real estate mortgage loans, loans secured by listed stocks, loans secured by equipment, inventory, accounts receivable, and the like. The Bank does not and will not discriminate against any applicant for credit on the basis of race, color, creed, sex, age, marital status, familial status, handicap, or derivation of income from public assistance programs.

         Other services offered by the Bank include safe deposit boxes, night depository service, VISA and Master Card brand credit cards (through a correspondent), tax deposits, sale of U.S. Treasury bonds, notes and bills and other U. S. government securities (through a correspondent), twenty-four hour automated teller service, and consumer and commercial Internet banking services. The Bank has ATMs that are part of the Star and Cirrus networks.

         The Mortgage Division provides a wide variety of one to four family residential mortgage products in the Columbia, Sumter, and Charleston, South Carolina markets. During the first quarter of 2007, the Mortgage Division announced its intention to enter the Charlotte, North Carolina market.

Competition

         The market for financial institutions in our various markets is highly competitive. Banks generally compete with other financial institutions through the banking services and products offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and personal concern with which services are offered. The Bank encounters strong competition from most of the financial institutions in its market areas.

         The primary market area for the Bank comprises generally the middle of the state and Pee Dee section of South Carolina and, with loan and mortgage production offices, also includes Charleston and York Counties in South
Carolina, and Mecklenburg County in North Carolina. In the conduct of certain banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds, and other financial institutions, many of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as international banking and trust services, which the Bank does not provide. The Bank believes, however, that its relatively small size and community banking orientation permits it to offer more personalized services than many of its competitors.

         At June 30, 2006, the Bank was the 14th largest (of 101) FDIC insured financial institutions in the state of South Carolina. At that date the Bank had $464 million in deposits, which represented .79% of the state's total FDIC insured deposits of $59 billion. In Orangeburg County the Bank competed with eight other FDIC insured institutions, in Sumter County seven, in Florence
County 18, in Richland County 16, and in Fairfield County three. At June 30, 2006, the Bank's Orangeburg offices had the second largest deposit share in Orangeburg; the Bank's Sumter offices had the third largest deposit base in Sumter; the Bank's Florence offices had the ninth largest deposit share in Florence; and the Bank's Midlands offices had the largest deposit share in Fairfield County.

         The Mortgage Division provides services from offices in Richland, Sumter and Charleston Counties of South Carolina, and Mecklenburg County of North Carolina, where it competes with hundreds of financial institutions and mortgage originators.

Dependence on Major Customers

         The Bank does not consider itself dependent on any single customer or small group of customers, either in the deposit or lending areas.

SUPERVISION AND REGULATION

         Bank holding companies and banks are extensively regulated under federal and state law. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to such statutes and regulations. Any change in applicable law or regulation may have a material effect on the business of CBI and the Bank.

         As discussed below under the caption "Gramm-Leach-Bliley Act", Congress has adopted extensive changes in the laws governing the financial services industry. Among the changes adopted are creation of the financial holding company, a new type of bank holding company with powers that greatly exceed those of standard holding companies, and creation of the financial subsidiary, a subsidiary that can be used by national banks to engage in many, though not all, of the same activities in which a financial holding company may engage. The legislation also establishes the concept of functional regulation whereby the various financial activities in which financial institutions engage are overseen by the regulator with the relevant regulatory experience. Accordingly, the following discussion relates to the supervisory and regulatory provisions that apply to CBI and the Bank as they currently operate.

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


Obligations of Holding Company to its Subsidiary Banks

         A number of obligations and restrictions are imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policies that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution is in danger of becoming insolvent or is insolvent. For example, under the policy of the Federal Reserve, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit resources to support such institutions in circumstances where it might not do so absent such policy. In addition, the "cross-guarantee" provisions of the Federal Deposit Insurance Act, as amended ("FDIA"), require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the Deposit Insurance Fund of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the Deposit Insurance Fund. The FDIC's claim for damages is superior to claims of stockholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

Capital Adequacy Guidelines for Bank Holding Companies and Banks

         The various federal bank regulators, including the Federal Reserve and the FDIC, have adopted risk-based and leverage capital adequacy guidelines assessing bank holding company and bank capital adequacy. These standards define what qualifies as capital and establish minimum capital standards in relation to assets and off-balance-sheet exposures, as adjusted for credit risks. The capital guidelines and CBI's capital position are summarized in Note 19 to the Financial Statements, contained elsewhere in this report. The Bank is considered well capitalized.

         Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and a prohibition on the taking of brokered deposits.

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

Payment of Dividends

         CBI is a legal entity separate and distinct from the Bank. Most of the revenues of CBI result from dividends paid to CBI by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary bank as well as by CBI to its shareholders.

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

         The payment of dividends by CBI and the Bank may also be affected or limited by other factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the Banks, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The OCC has indicated that paying dividends that deplete a national bank's capital base to an inadequate level would be an unsafe and unsound banking practice. The Federal Reserve, the OCC and the FDIC have issued policy statements, which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

FDIC Insurance Assessments

         The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Under the rule adopted by the FDIC in November 2006, beginning January 1, 2007, the FDIC will place each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Beginning January 1, 2007, rates will range between 5 and 43 cents per $100 in assessable deposits.

Regulation of the Bank

         Community Resource Bank, N.A. is subject to regulation and examination by OCC bank examiners. In addition, the Bank is subject to various other state and federal laws and regulations, including state usury laws, laws relating to fiduciaries, consumer credit laws and laws relating to branch banking. The Bank's loan operations are subject to certain federal consumer credit laws and regulations promulgated thereunder, including, but not limited to: the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers; the Home Mortgage Disclosure Act, requiring financial institutions to provide certain information concerning their mortgage lending; the Equal Credit Opportunity Act and the Fair Housing Act, which prohibit discrimination on the basis of certain prohibited factors in extending credit; and the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies. The deposit operations of the Bank are subject to the Truth in Savings Act, requiring certain disclosures about rates paid on savings accounts; the Expedited Funds Availability Act, which deals with disclosure of the availability of funds deposited in accounts and the collection and return of checks by banks; the Right to Financial Privacy Act, which imposes a duty to maintain certain confidentiality of consumer financial records and the Electronic Funds Transfer Act and regulations promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services. The Bank is also subject to the Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; the Bank Secrecy Act, dealing with, among other things, the reporting of certain currency transactions; and the USA PATRIOT Act, dealing with, among other things, requiring the establishment of anti-money laundering programs including standards for verifying customer information at account opening.

         The Bank is subject to the requirements of the Community Reinvestment Act (the "CRA"). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. Each financial institution's actual performance in meeting community credit needs is evaluated as part of the examination process, and also is considered in evaluating mergers, acquisitions and applications to open a branch or facility.

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

         The Riegle-Neal Act, together with legislation adopted in South Carolina, resulted in a number of South Carolina banks being acquired by large out-of-state bank holding companies. Size gives the larger banks certain advantages in competing for business from larger customers. These advantages include higher lending limits and the ability to offer services in other areas of South Carolina and the region. As a result, the Bank does not generally attempt to compete for the banking relationships of large corporations, but concentrate their efforts on small to medium-sized businesses and on individuals. CBI believes its Bank has competed effectively in this market segment by offering quality, personal service.

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

         The legislation also creates another new type of entity called a "financial subsidiary." A financial subsidiary may be used by a national bank or a group of national banks to engage in many of the same activities permitted for a financial holding company, though several of these activities, including real estate development or investment, insurance or annuity underwriting, insurance portfolio investing and merchant banking, are reserved for financial holding companies. A bank's investment in a financial subsidiary affects the way in which the bank calculates its regulatory capital, and the assets and liabilities of financial subsidiaries may not be consolidated with those of the bank. The bank must also be certain that its risk management procedures are adequate to protect it from financial and operational risks created both by itself and by any financial subsidiary. Further, the bank must establish policies to maintain the separate corporate identities of the bank and its financial subsidiary and to prevent each from becoming liable for the obligations of the other. The Bank has a financial subsidiary for the sale of securities and insurance products.

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

Employees

         At December 31, 2006 the Corporation employed 195 full time equivalent employees. Management believes that its employee relations are excellent.

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

         We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Most of this regulation is designed to protect our depositors and other customers, not our shareholders. Our compliance with the requirements of these agencies is costly and may limit our growth and restrict certain of our activities, including, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and locations of offices. We are also subject to capitalization guidelines established by federal authorities and our failure to meet those guidelines could result in limitations being imposed on our activities or, in an extreme case, in our bank's being placed in receivership. We have also recently been subjected to the extensive and expensive requirements imposed on public companies by the Sarbanes-Oxley Act of 2002 and related regulations.

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

         Our profitability depends upon our net interest income, which is the difference between interest earned on our interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004 through June 2006, the Federal Reserve raised rates 17 times for a total increase of 4.25%. Although rates have not been increased since June 2006, the Federal Reserve may increase them at any time. Increases in interest rates generally decrease the market values of interest-bearing investments and loans held and therefore may adversely affect our liquidity and earnings. Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types.

                        Risks Related to Our Common Stock

         Our common stock has a limited trading market, which may limit your ability to sell your stock.

         Our common stock is traded on the American Stock Exchange under the symbol "SCB." Since January 1, 2006, the average weekly trading volume has been approximately 8,500 shares. Accordingly, a shareholder who wishes to sell a large number of shares may experience a delay in selling the shares or have to sell them at a lower price in order to sell them promptly.

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

         Declaration and payment of dividends are within the discretion of our board of directors. Our bank is currently our only source of funds with which to pay cash dividends. Our bank's declaration and payment of future dividends to us is within the discretion of the bank's boards of directors, and is dependent upon its earnings, financial condition, its need to retain earnings for use in the business and any other pertinent factors. The bank's payment of dividends is also subject to various regulatory requirements and the ability of the bank's regulators to forbid or limit payment(s) of dividends.

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

         Our common stock is not a deposit, savings account or obligation of our bank and is not insured by the Federal Deposit Insurance Corporation or any other government agency. Should our business fail, you could lose your total investment.

Item 1B.  Unresolved Staff Comments

         Not applicable because the Registrant is not an accelerated filer, a large accelerated filer, or a well-known seasoned issuer.

Item 2.  Description of Property

         The Corporation owns approximately three acres of land located at 102 Founders Court in the northeast area of the City of Orangeburg on which it built a two story, 16,000 square foot corporate headquarters and operations center. The new building was completed during the fourth quarter of 2005, and the Corporation began operating from this facility in mid-January 2006.

         The Corporation leases office space for its Chief Credit Officer and Director of Human Resources at 508 Hampton Street, Suite 203, Columbia, SC under the terms of a lease that expires in November, 2007. At the end of that period, the lease will automatically renew on a month-to-month basis.

         The Bank owns land located at 1820 Columbia Road NE, in Orangeburg, South Carolina, where the Bank maintains an office in a one-story building of approximately 7,000 square feet, and land located at the corner of Glover and Broughton Streets, Orangeburg, SC where it operates a branch facility of approximately 6,500 square feet.

         The Bank also owns property at 683 Bultman Drive in Sumter on which is located a one-story 6,500 square foot bank office building. The Bank leases property at 1135 West Liberty Street where it operates a branch office in a one-story building of approximately 3,600 square feet. The land, approximately one acre, is leased under a non-cancellable operating lease for an initial term of twenty years, with four five-year renewal options. The Bank is responsible for property taxes and improvements.

         The Bank leases approximately 1.7 acres of land located at 2009 Hoffmeyer Road in Florence, South Carolina for a banking office. The lease is for an initial term of ten years and provides for two ten year renewals and a final two year renewal. The Bank is responsible for property taxes and improvements. The Bank built a 7,500 square foot, one-story building for the office on the leased site. The Bank also leases approximately one quarter acre of land and a 2,000 square foot building at 812 Second Loop Road, Florence, SC for a branch office. The lease is for an initial term of five years and contains both early termination and renewal options. The Bank purchased a 1.1 acre lot in the 600 block of the Pamplico Highway in Florence which is intended for future development as a banking office.

         The Bank also maintains offices in a two story building on a quarter acre site at 100 S. Palmer Street in Ridgeway, a 1,900 square foot one story branch office on a one acre site at 610 West Moultrie Street in Winnsboro, SC. and, as of August 2006, leases approximately 7,000 square feet of a two-story 14,000 square foot office building located at 312 Blythewood Road in Blythewood, SC. The site previously used for the Blythewood branch operation is currently vacant and the Bank intends to sell it. The Bank has purchased a one acre parcel of land on Clemson Road in Columbia, SC on which it intends to build a 5,000 square foot branch office. This office is expected to be operational by the end of 2007.

         CRM operates from leased offices located at 508 Hampton Street, Suite 201, Columbia, SC, 1135 West Liberty Street, Sumter, SC, and 1156 Bowman Road, Suite 103, Mount Pleasant, SC. The Hampton Street, Columbia office is leased under the terms of a five year lease. At the end of that period, the lease will automatically renew on a month-to-month basis. The Bank also leases space at 2109 South Boulevard, Suite 114, Charlotte, NC.

         Information about future lease payments is included in Note 7 to the consolidated financial statements contained elsewhere in this report.

Item 3.  Legal Proceedings

         The Company, the Bank and CRM are from time to time subject to legal proceedings in the ordinary course of their business. No proceedings were pending at December 31, 2006, that management believes are likely to have a material adverse effect on the Company or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted for a vote of the security holders during the fourth quarter of 2006.

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

                 Quarter Ended           High         Low
                -----------------        ----         ---
                    March 31, 2006     $ 17.20     $ 15.02
                     June 30, 2006     $ 16.40     $ 14.90
                September 30, 2006     $ 17.69     $ 15.45
                 December 31, 2006     $ 17.00     $ 15.65
                    March 31, 2005     $ 18.59     $ 16.45
                     June 30, 2005     $ 18.50     $ 15.91
                September 30, 2005     $ 17.95     $ 16.45
                 December 31, 2005     $ 18.24     $ 16.60


         During 2006, the Corporation had stock sales volume of 443,500 shares compared with 324,300 shares the prior year.

         There were 2,085 holders of record of the Corporation's Common Stock (no par value) as of March 15, 2007.

         During 2006, the Corporation authorized and paid quarterly cash dividends totaling $.44 per share. The total cost of these dividends was $1,952,000 or 39.0% of net income. During 2005, the Corporation authorized and paid quarterly cash dividends totaling 40 cents per share. The total cost of these dividends was $1,761,000 or 174.2% of net income. The dividend policy of the Corporation is subject to the discretion of the Board of Directors and depends upon a number of factors, including earnings, financial condition, cash needs and general business conditions, as well as applicable regulatory considerations. Subject to ongoing review of these circumstances, the Board expects to maintain a reasonable, safe and sound dividend payment policy.

         The current source of dividends to be paid by the Corporation is the dividends received from the Bank. Accordingly, the laws and regulations that govern the payment of dividends by national banking associations may restrict the Corporation's ability to pay dividends. National banks may pay dividends only out of present and past earnings and are subject to numerous limitations designed to ensure that banks have adequate capital to operate safely and soundly (See Item 1. Description of Business - Supervision and Regulation - Payment of Dividends, and Item 8 - Financial Statements and Supplementary Data -
Note 19 - Regulatory Matters). As of December 31, 2006, the Bank could have declared additional dividends of up to $5,606,000 without the approval of regulatory authorities. As of January 1, 2007, the dividend restrictions would have allowed the Bank to pay no more than approximately $3,424,000 in dividends without the prior approval of regulators.

         The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K. Except as previously reported in its Form 10-Q for the quarter ended March 31, 2006, the Company did not sell any of its equity securities during the year ended December 31, 2006 that were not registered under the Securities Act of 1933.

         Neither the Corporation nor any "affiliated purchaser" as defined by 17 C.F.R. 240.10b-18(a)(3) purchased any shares of the Corporation's common stock during the fourth quarter of 2006.

Shareholder Return Performance Graph

         The Company is required to provide its shareholders with a line graph comparing the Company's total cumulative shareholder return with a performance indicator of the overall stock market and either a published industry index or a Company-determined peer comparison. Shareholder return (measured through increases in stock prices and payment of dividends) is often a benchmark used in assessing corporate performance and the reasonableness of compensation paid to executive officers.

         The performance graph presented below compares the Company's cumulative total return over the most recent five year period with the Russell 2000 Index (reflecting overall stock market performance for small cap stocks) and the SNL Southeast Banks Index (reflecting changes in overall stock market performance for a group of 142 banking companies headquartered in the Southeastern Region of the United States) and the Community Bankshares Peer Group consisting of the 32 publicly traded banks and thrift institutions headquartered in South Carolina. Returns are shown on a total return basis, assuming reinvestment of dividends and a beginning stock price of $100 per share. Values presented for the Company's stock are based on information compiled by SNL Financial, LC, which prepared the performance graph.

                                                                                   Period Ending
                                                                                   -------------
Index                                              12/31/01      12/31/02     12/31/03       12/31/04     12/31/05     12/31/06
                                                   --------      --------     --------       --------     --------     --------

Community Bankshares, Inc. .....................    100.00        127.56        154.38        150.01        142.65        145.28
Russell 2000 ...................................    100.00         79.52        117.09        138.55        144.86        171.47
SNL Southeast Bank Index .......................    100.00        110.46        138.72        164.50        168.39        197.45
Community Bankshares Peer Group* ...............    100.00        120.62        162.82        190.48        187.06        201.71

*Community Bankshares Peer Group consists of the 32 publicly traded banks and thrifts headquatered in South Carolina.

         This subsection "Shareholder Return Performance Graph" shall not be deemed to be "soliciting material" or to be filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent the Corporation specifically incorporates it therein by reference.

Item 6.  Selected Financial Data

         The following is a summary of the consolidated financial position and results of operations of the Corporation for the years ended December 31, 2002 through 2006.


(Dollars in thousands, except per share data)

                                                                                  Years Ended December 31,
                                                                                  ------------------------
                                                          2006             2005             2004            2003              2002
                                                          ----             ----             ----            ----              ----
INCOME STATEMENT DATA
Net interest income ...........................        $ 21,553         $ 20,801         $ 17,843         $ 16,708         $ 14,625
Provision for loan losses .....................           2,950            9,637            5,102            1,119            1,033
Noninterest income ............................           8,306            8,003            7,278            9,125            7,194
Noninterest expense ...........................          19,227           17,391           15,039           15,932           12,465
Net income ....................................           5,009            1,011            3,209            5,635            5,401

PER COMMON SHARE
Net income - basic ............................        $   1.13         $   0.23         $   0.74         $   1.31         $   1.42
Net income - diluted ..........................            1.11             0.22             0.72             1.27             1.38
Cash dividends ................................            0.44             0.40             0.40             0.36             0.32
Book value ....................................           11.85            11.12            11.39            11.10            10.16

BALANCE SHEET DATA (YEAR END)
Total assets ..................................        $578,517         $556,836         $512,377         $466,580         $437,320
Loans held for sale ...........................           9,235           12,447           15,090            8,411           24,664
Loans, net ....................................         405,058          402,343          389,302          327,900          302,911
Deposits ......................................         483,621          464,209          423,458          378,704          337,062
Shareholders' equity ..........................          52,624           48,992           50,027           48,070           43,717

FINANCIAL RATIOS
Return on average assets ......................            0.89%            0.19%            0.67%            1.25%            1.43%
Return on average equity ......................            9.80%            1.94%            6.41%           12.17%           15.10%
Net interest margin ...........................            4.08%            4.12%            3.98%            3.95%            4.14%

OPERATIONS DATA
Bank's branch offices .........................               9                9                9                8                8
Mortgage loan offices .........................               4                4                4                3                3
Employees (full-time equivalent) ..............             195              194              182              190              175

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

INTRODUCTION

         The discussion and data presented below analyze major factors and trends regarding the financial condition and results of operations of Community Bankshares Inc. and its subsidiaries for the three year period ended December
31, 2006. This information should be reviewed in conjunction with the consolidated financial statements and related notes contained elsewhere in this report.

Business of the Corporation

         Community Bankshares Inc. is a bank holding company. In prior years, CBI owned four banking subsidiaries: Orangeburg National Bank, Sumter National Bank, Florence National Bank, and the Bank of Ridgeway; and a mortgage company subsidiary, Community Resource Mortgage, Inc. ("CRM"). In the August 2006, Orangeburg National Bank was renamed Community Resource Bank, N.A. ("CRB" or "the Bank") and, in October 2006, the other bank subsidiaries were merged into CRB. The executive management, item and data processing and other technical services previously provided by CBI for its subsidiaries are now provided by the same personnel, acting as a division of the Bank. While CRM continues to exist as a separate wholly-owned subsidiary, most of its activities are being conducted by the Bank as of January 2007. The accounting for the merger of these related entities was done in manner similar to a pooling of interest, in conformity with the requirements of FASB Statement 141. The consolidated financial report for 2006 represents the operations of the holding company, the bank and the mortgage company on a consolidated basis. Condensed parent-only financial statements are presented in the notes to the consolidated financial statements.

         Community Resource Bank, N.A. is a national banking association that commenced operations in November 1987, under the name Orangeburg National Bank. It operates from two offices in Orangeburg, South Carolina, two offices in Sumter, South Carolina, two offices in Florence, South Carolina, and one office in each of Ridgeway, Winnsboro and Blythewood, SC. The Bank provides a variety of commercial banking services in its community markets. Its primary customer markets are consumers and small to medium size businesses.

         The Bank continues to conduct mortgage brokerage activities under the name "Community Resource Mortgage, a division of Community Resource Bank" (the "Mortgage Division"), and offers a variety of one to four family residential mortgage products, primarily for resale in the secondary market, from offices in Columbia, Sumter, Charleston in South Carolina, and Charlotte, North Carolina. The offices function as loan production offices for CRB. Community Resource Mortgage, Inc. continues to exist as a wholly-owned subsidiary of the Corporation, but its activities currently are limited to servicing a small number and dollar amount of older real estate loans.

EARNINGS PERFORMANCE

2006 compared with 2005

         For the year ended December 31, 2006, the Corporation recorded net income of $5,009,000, an increase of $3,998,000, or 395.5%, from net income of $1,011,000 for 2005. Net income per share for 2006 was $1.13 compared with $.23 for 2005. Diluted net income per share was $1.11 for 2006 compared with $.22 for 2005. Return on average assets was .89% for 2006 compared with .19% for 2005 and return on average shareholders' equity was 9.80% for 2006 compared with 1.94% for 2005.

         The change in net income for 2006 was affected primarily by the following factors:

     o the 2006 loan loss provision expense decreased by $6,687,000 from the 2005 amount, primarily due to improvements in credit quality achieved partially through improved underwriting, credit analysis and a redesigned loan approval system;
     o the sale of an $8,162,000 portfolio of loans, mostly including potential problem loans, that resulted in the realization of a gain of $514,000;
     o higher interest income brought about primarily by higher rates charged on loans and obtained from investments in taxable securities which was largely offset by higher interest expense resulting largely from higher rates paid for deposits and for long-term debt;
     o increased noninterest expenses reflecting the costs of consolidation of the Corporation's former banking subsidiaries under a single charter, including direct and ancillary expenses associated with changing the name of the banking subsidiary;
     o increased premises and fixed asset expense associated with the relocation of the Corporation's headquarters and Blythewood branch; and
     o increased other non-interest expense associated with the implementation of a new management information system.

         Net interest income for 2006 was $752,000 more than for 2005. Interest rate spread, the difference between the average yield earned on earning assets and the average rate paid for interest bearing liabilities was 13 basis points lower in 2006 than in 2005 and net yield on earning assets for 2006 decreased by 4 basis points to 4.08% compared with 2005.

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

         Net interest income for 2005 increased by $2,958,000 over the 2004 amount due to increases of $6,134,000 and $426,000 in interest income on loans and federal funds sold, respectively, and increases of $3,438,000 and $343,000 in interest expenses related to interest-bearing deposits and long-term debt, respectively. Interest expense for long-term debt increased in 2005 due to increases in the average amount of such debt outstanding and increased variable interest rates paid for $10,000,000 of junior subordinated debt issued by the Corporation during 2004. The proceeds of this debt were used primarily to increase the capitalization of some of the former bank subsidiaries, to fund mortgage loan brokerage production and for other general corporate purposes.


Credit Quality Matters

         The greatest single factor in the changing net income during the past three years was the provisions for loan losses. In 2006 the provision was $2,950,000, in 2005 the provision was $9,637,000 and in 2004 it was $5,102,000.
This compares to $1,119,000 in 2003, $1,033,000 in 2002 and $650,000 in 2001.

         More than 80% of the provisions made in 2005 and 2004 were attributable to credit quality issues at one of the Corporation's then subsidiary banks. The Corporation became aware of credit quality issues at that bank in mid-2004 in connection with the departure of a senior lending officer. Management initially became aware of a number of loans with significant issues and began a program to strengthen and collect those loans. That program was only partially successful as some of the borrowers' financial conditions and value of collateral deteriorated during collection efforts. In 2004, the Corporation also undertook efforts to begin to strengthen its credit risk management system.

         As part of the ongoing process of risk assessment and mitigation, management hired a Chief Credit Officer for the Corporation early in the second quarter of 2005. Also at that time management changed its outside independent loan review firm to gain greater resources and expertise. The changes allowed the Corporation to obtain the benefits of detailed, thorough reviews of a greater portion of its loan portfolio in a shorter time period than had previously been possible.

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

         In some cases, management concluded that it was probable that the Corporation would be unable to collect the amounts due according to the contractual terms of the loan agreements and categorized those loans as impaired. In other cases, the downgraded loans were designated as potential problem loans. Although designation as a potential problem loan does not represent management's estimate that the Corporation will suffer a loss with respect to the loan, it does identify loans that merit close attention to reduce the risk of loss.

         During 2006 the Board of Directors approved a new credit approval policy. The policy is designed to facilitate the efficient approval of conforming loans (loans that are within standard underwriting criteria) at the lowest organizational level possible, and it also provides for more rigorous review of loans that are non-conforming, usually larger and more complex requests. Larger requests, depending on their size, require approval from the bank President, Chief Credit Officer or the Senior Management Loan Committee. Loan requests greater than approximately 3.5% of capital, or insider related loans, require approval at the Board Loan Committee or Board of Directors level.

         Also during 2006 management introduced an automated underwriting and decision making tool for consumer lending from Baker Hill, with credit scoring models supplied by Fair Isaac Corporation, a leading consumer credit underwriting authority. The system is designed to assure that all credit decisions are based on current and complete credit information, complete application data and thorough underwriting. This new process has improved the timeliness and quality of our decision making on consumer lending.

         During late 2006, the independent loan review firm reviewed a large sample of the Corporation's loan relationships, aggregating over $100 million, or approximately 24%, of loans outstanding. This review resulted in a minimal movement of accounts and dollars into less favorable risk grades.

         The Corporation is required to estimate the collectibility of its loan portfolio as of each accounting period end and, as a result, provide an allowance for loan losses. The allowance for loan losses is increased by the provision for loan losses, which is charged to expense, and by any recoveries received on loans previously charged off. The allowance is decreased by deducting the amount of uncollectible loans charged off. The reviews referred to above were factored into management's estimates of the probable losses inherent in the Corporation's loan portfolio at December 31, 2005 and 2006 and substantially impacted the amount of the allowance at each of those dates which, in turn, substantially impacted the very large provisions for loan losses recorded in 2005 and the large, but substantially reduced, provision in 2006.

         At year end 2005, approximately 55% of the Corporation's impaired loans and 58% of the potential problem loans were associated with the same then bank subsidiary, although that bank accounted for only 29% of the Corporation's total loans. Over the course of 2005, management of the Corporation took a number of additional actions to improve credit risk management at that subsidiary. These included more aggressive review of maturing loans to improve the bank's collateral position and the borrowers' ability to service the debt; the hiring of an experienced special assets officer on a contract basis, under the supervision of the Chief Credit Officer, to work out problem loans; a more frequent level of loan review conducted by the external loan review firm; and a mandatory loan approval review of larger loan relationships conducted by the Chief Credit Officer as well as the Loan Committee of the bank. Management believes that this will result in a significant improvement in the early identification of problem and potential problem loans and it will also improve the quality of new loans.

         At year end 2006, approximately 41% of the Corporation's impaired loans and 30% of the potential problem loans were associated with the same region's portfolio, although it accounted for only 22% of the Corporation's total loans and unfunded commitments. During the year management continued with the initiatives discussed above and also hired a new senior loan officer to bolster the region's lending staff. Management expects to see continued improvement in asset quality based on the impact of the initiatives begun in 2005 and 2006.

         Additional information about the Corporation's provision for loan losses, allowance for loan losses, impaired loans and potential problem loans is discussed under the heading "Allowance for Loan Losses" below.

Net Interest Income

         Net interest income, the difference between interest income earned and interest expense incurred, is the principal source of the Corporation's earnings. Net interest income is affected by changes in the levels of interest rates and by changes in the volume and mix of interest earning assets and interest bearing liabilities. Because longer-term rates were largely unaffected by the Federal Reserve Board's actions with respect to interest rates, especially those in the 15 to 30-year range which largely influences mortgage rates, a resurgence in mortgage loan demand that began during 2005 continued throughout much of 2006.

         Beginning in 2000 and continuing until late in the second quarter of 2004, the Federal Reserve Board provided stimulus to the U.S. economy by first setting, and then maintaining, interest rates at low levels. The effects of these actions on the Corporation were varied. The Corporation's overall funding costs decreased during the period, but there were similar decreases in the yields realized on loans and investments. The mortgage subsidiary experienced extremely large volumes of originations and refinancing activity, which strained its ability both to fund and to process those transactions until the volume diminished in the fourth quarter of 2003. Beginning in mid-2004 and continuing through mid-2006, the Federal Reserve Board steadily increased certain short-term interest rates under its control, as it perceived an increasing risk from price inflation. These actions resulted in similar increases in other market rates of interest, primarily in the short and intermediate terms up to about seven years. Longer term rates remained at approximately the same levels as previously. These actions affected CBI as follows: loan yields and interest costs increased as interest rates on loans with variable interest rates were reset and maturing time deposits and newly acquired time deposits were priced at current market levels; savings, NOW and money market rates were adjusted upward primarily in response to market competition for deposits; and borrowing costs increased as rates associated with those instruments moved higher.

         Net interest income was $21,553,000,  $20,801,000,  and $17,843,000 for
2006, 2005, and 2004, respectively. The amounts of interest income and interest expense increased significantly in both 2006 and 2005. Average earning assets and average interest bearing liabilities amounts also increased steadily over those two years.

         The following table presents the average balance sheets, the average yield and the interest earned on earning assets, and the average rate and the interest expense on interest bearing liabilities for the years ended December 31, 2006, 2005, and 2004.

                                                                              Average Balances, Yields and Rates

                                                                                  Years Ended December 31,
                                                                                  ------------------------
                                                                2006                         2005                    2004
                                                                ----                         ----                    ----
                                                               Interest                    Interest                 Interest
                                                      Average  Income/  Yields/  Average   Income/  Yields/ Average  Income/ Yields/
                                                     Balances  Expense   Rates   Balances  Expense  Rates  Balances  Expense  Rates
                                                     --------  -------   -----   --------  -------  -----  --------  -------  -----
                                                              (Dollars in thousands)
Assets
Interest-bearing deposits with other banks ....    $  1,719   $   118   6.86%   $    694  $    49   7.06%  $  1,086   $    20  1.84%
Investment securities - taxable ...............      59,416     2,470   4.16%     54,077    1,758   3.25%    49,546     1,518  3.06%
Investment securities - tax exempt (1) ........       5,030       180   3.58%      6,259      215   3.44%     9,201       312  3.39%
Federal funds sold ............................      33,583     1,501   4.47%     17,900      629   3.51%    16,950       203  1.20%
Loans, including held for sale (1) (2) (3) ....     429,131    32,785   7.64%    426,384   28,955   6.79%   371,061    22,821  6.15%
                                                   --------   -------           --------  -------          --------   -------
            Total interest earning assets .....      528,879   37,054   7.01%    505,314   31,606   6.25%   447,844    24,874  5.55%
Cash and due from banks .......................       15,301                      15,671                     15,587
Allowance for loan losses .....................      (10,053)                     (5,402)                    (4,615)
Premises and equipment ........................       10,079                       8,257                      7,327
Intangible assets .............................       7,033                        7,280                      7,526
Other assets ..................................       9,022                        4,573                      4,041
                                                   --------                     --------                   --------
            Total assets ......................    $560,261                     $535,693                   $477,710
                                                   ========                     ========                   ========

Liabilities and shareholders' equity
Interest bearing deposits
       Interest bearing transaction accounts ..    $ 70,561   $   793   1.12%   $ 60,785  $   452   0.74%  $ 54,918   $   225  0.41%
       Savings ................................      91,064     2,476   2.72%     89,407    1,393   1.56%    80,534       814  1.01%
       Time deposits ..........................     242,093     9,969   4.12%    225,627    6,895   3.06%   190,290     4,263  2.24%
                                                   --------   -------           --------  -------          --------   -------
            Total interest bearing deposits ...     403,718    13,238   3.28%    375,819    8,740   2.33%   325,742     5,302  1.63%
Short-term borrowings .........................      13,680       400   2.92%      8,584      198   2.31%    10,309       205  1.99%
Long-term debt ................................      28,342     1,863   6.57%     32,815    1,867   5.69%    28,601     1,524  5.33%
                                                   --------   -------           --------  -------          --------   -------
            Total interest bearing liabilities      445,740    15,501   3.48%    417,218   10,805   2.59%   364,652     7,031  1.93%
Noninterest-bearing demand deposits ...........      60,099                       64,339                     61,220
Other liabilities .............................       3,315                        2,116                      1,782
Shareholders' equity ..........................      51,107                       52,020                     50,056
                                                   --------                     --------                   --------
            Total liabilities and
              shareholders' equity ............    $560,261                     $535,693                   $477,710
                                                   ========                     ========                   ========

Interest rate spread (4) ......................                         3.53%                       3.66%                      3.62%
Net interest income and net yield
       on earning assets (5) ..................                $21,553  4.08%             $20,801   4.12%             $17,843  3.98%
                                                               =======                    =======                     =======

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

         For 2006, average loans, including loans held for sale increased by only $2,747,000, or .6%, over the average amount for 2005. However, the average yield on loans increased by 85 basis points, resulting in an increase of $3,830,000 in interest income on those assets. The average amounts invested in taxable investment securities during 2006 increased by $5,339,000, or 9.9%, over the average amount of such investments for 2005. In addition, the average yield on those investments increased to 4.16% for 2006 from 3.25% for 2005. Consequently, interest income on taxable investment securities for 2006 increased by $712,000. Similarly, the 2006 average amount of federal funds sold increased by $15,683,000, or 87.6% over the 2005 average amount, and the yield earned in 2006 was 96 basis points higher than in 2005. Interest income on federal funds sold for 2006 increased by $872,000. Average interest-bearing deposit accounts for 2006 were significantly higher than for 2005, with a growth rate of 7.4%. The rates paid for those deposits increased, also, and the rate differentials associated with savings and time deposits accounted for the majority of the $4,498,000 increase in deposit interest expense for 2006.

         During 2005, loans, including loans held for sale, grew $17,692,000 over the amount as of December 31, 2004. Average loans including loans held for sale, however, were $55,323,000 more in 2005 than in 2004 and represented almost all of the increase in average total interest earning assets during 2005. Deposit growth was robust in 2005, as well, with the 2005 year-end amount increasing by $40,751,000 over the 2004 year-end, and the average amount of deposits increasing by $53,196,000 for 2005 over the comparable 2004 amount. Deposits are generally obtained from within the Bank's market areas. The Bank began accepting Health Savings Account deposits in 2005 as an additional product offering, but the amounts of such deposits are not yet significant. Interest costs associated with deposits increased primarily due to increased market rates.

         Time deposits are the largest category of the Corporation's deposit liabilities. Interest rates paid for such liabilities increased during 2006.
Accordingly, interest expense associated with those deposits increased to $9,969,000 in 2006 from $6,895,000 in 2004. The average rates paid for time deposits increased to 4.12% in 2006 from 3.06% in 2005 and 2.24% in 2004. Interest expenses for short-term borrowings more than doubled in 2006 from 2005 after being level compared with 2004, due to both increased rates and higher volumes. Long-term debt is composed of fixed rate advances from the Federal Home Loan Bank of Atlanta and $10,300,000 of variable-rate junior subordinated debt. The subordinated debt reprices quarterly and is indexed to the three-month LIBOR rate plus 280 basis points.

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

         As shown in the table, the increases in net interest income during 2006 and 2005 resulted primarily from higher volumes of earning assets. Increased interest income for 2006 caused by rate increases was offset to a large extent by rate increases on interest bearing liabilities.

                        Volume and Rate Variance Analysis

                                                                      2006 compared with 2005           2005 compared with 2004
                                                                      -----------------------           -----------------------
                                                                   Volume *    Rate *     Total        Volume *    Rate *     Total
                                                                   --------    ------     -----        --------    ------     -----
                                                                                         (Dollars in thousands)
Interest earning assets
     Interest-bearing deposits with other banks .............    $    70     $    (1)    $    69     $   (10)    $    39    $    29
     Investment securities - taxable ........................        187         525         712         144          96        240
     Investment securities - tax exempt .....................        (44)          9         (35)       (101)          4        (97)
     Federal funds sold .....................................        665         207         872          12         414        426
     Loans, including held for sale .........................        188       3,642       3,830       3,611       2,523      6,134
                                                                 -------     -------     -------     -------     -------    -------
             Interest income ................................      1,066       4,382       5,448       3,656       3,076      6,732
                                                                 -------     -------     -------     -------     -------    -------
Interest bearing liabilities
     Interest bearing deposits
         Interest bearing transaction accounts ..............         82         259         341          26         201        227
         Savings ............................................         26       1,057       1,083          98         481        579
         Time deposits ......................................        534       2,540       3,074         889       1,743      2,632
                                                                 -------     -------     -------     -------     -------    -------
             Total interest bearing deposits ................        642       3,856       4,498       1,013       2,425      3,438
     Short-term borrowings ..................................        139          63         202         (37)         30         (7)
     Long-term debt .........................................       (273)        269          (4)        235         108        343
                                                                 -------     -------     -------     -------     -------    -------
             Total interest expense .........................        508       4,188       4,696       1,211       2,563      3,774
                                                                 -------     -------     -------     -------     -------    -------
             Net interest income ............................    $   558     $   194     $   752     $ 2,445     $   513    $ 2,958
                                                                 =======     =======     =======     =======     =======    =======

----------------------
* The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of rate or volume variance to the sum of the two absolute variances except in categories having balances in only one period. In such cases, the entire variance is attributed to volume variance.

         Although management currently expects that interest rates are more likely to decrease slightly in 2007, management has not presently identified any factors that it believes might cause interest rates to move significantly, either up or down, in a short period of time. At year-end 2006, management estimates that a 100 basis point shift in interest rates, in either direction, would have a minimal effect on the Bank's net interest income and net income. However, changes in interest rates that can significantly affect the Corporation, positively or negatively, are possible. In the absence of significant changes in market interest rate levels, any significant changes in net interest income during 2007 are expected to result from changes in the volumes of interest earning assets and liabilities. Management expects to continue using its marketing strategies to increase the Corporation's market share of both deposits and quality loans within its market areas. These strategies involve offering attractive interest rates and outstanding customer service.

Provision for Loan Losses

         The provision for loan losses is charged to earnings based on management's continuing review and evaluation of the loan portfolio and its estimate of the adequacy of the related allowance for loan losses. Provisions for loan losses totaled $2,950,000, $9,637,000, and $5,102,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Net charge-offs for 2006 were $9,929,000, compared with $2,038,000 and $4,961,000 for 2005 and 2004, respectively.

         As previously discussed, during the second half of 2004, management became aware of credit quality concerns relative to the loan portfolio of one of its then subsidiary banks and a $3,435,000 real estate secured loan at another of its subsidiary banks. Consequently, during that period significant increases were recorded in the Corporation's loan loss provision resulting in an overall provision of $5,102,000 for the year.

         In 2005, the Corporation's external loan review firm reviewed the larger loan relationships at the former subsidiary bank at which there were credit quality concerns about the loan portfolio. Based on those reviews, and further analysis and review conducted by management, significant increases were recorded in the Corporation's loan loss provision during the last two quarters of 2005. This resulted in a provision of $9,637,000 for the year so that, in the opinion of management, the allowance for loan losses would be adequate to absorb the probable losses remaining in the loan portfolio.

         In 2006, the loan loss provision was reduced significantly as a result of the initiatives begun in 2004 and improvements in problem loan administration during the year.

         Management has made numerous improvements in the lending area, including new loan personnel, improved risk management systems, more extensive external loan review, redesigned loan approval processes, increased use of technology and more active management of problem and potential problem loans. In the opinion of management, absent unforeseen changes in the local or national economies, these changes have significantly reduced the probability that loan loss provisions comparable to the levels recorded in 2004 and 2005 will be needed in the future.

         See "Impaired Loans," "Potential Problem Loans," "Allowance for Loan Losses," and "The Application of Critical Accounting Policies" for further discussion of the loans and provisions for loan losses referenced above and a discussion of the methodology used and the factors considered by management in its estimate of the allowance for loan losses.

Noninterest Income

         Noninterest income for 2006 increased by $303,000, or 3.8%, over the 2005 amount primarily as a result of a $514,000 gain realized on the sale of approximately $8,162,000 of loans.

         Noninterest income for 2005 increased by $725,000, or 10.0%, over the 2004 amount, primarily as a result of increased mortgage brokerage income. Interest rates associated with mortgage loans did not change significantly in 2005, and the demand for housing in the Corporation's market areas remained strong. Service charges on deposit accounts increased by $158,000 in 2005 due to increased management oversight of fee waivers and changes in the fee structure.

Noninterest Expenses

         Noninterest expenses for 2006 increased by $1,836,000, or 10.6%, over the 2005 amount. An increase of $1,288,000 in salaries and employee benefits was largely responsible for this increase. In addition, marketing and supplies expenses increased significantly as a result of the former Orangeburg bank's name change and the consolidation of the former banking subsidiaries into the Bank.

         Noninterest expense for 2005 increased by $2,352,000 or 15.6% over the 2004 amount. Higher salaries and employee benefits expenses were largely responsible for this increase. These items increased by $1,304,000, primarily due to the operation of an additional office of Florence National Bank in 2005, higher commissions and bonuses paid by the mortgage subsidiary, and the hiring of a new Chief Executive Officer, a Chief Credit Officer, and a Human Resources Director. Expenses related to premises and equipment increased in 2005 by $250,000 over the 2004 amount due to higher depreciation expenses that resulted from the additional office of Florence National Bank and equipment purchased and placed in service during the year. Construction of a new headquarters office and operations building was completed during the fourth quarter of 2005 and the building was placed in service in the first quarter of 2006.

Income Taxes

         Income tax expense for 2006 was $2,673,000, an increase of $1,908,000 over the 2005 amount. Income tax expense for 2005 decreased to $765,000 from $1,771,000 for 2004. The decrease and subsequent increase in income tax expense amounts resulted directly from variations in the amounts of income before income taxes each year. The effective income tax rate (income tax expense divided by income before income taxes) was 34.8%, 43.1%, and 35.6% for 2006, 2005 and 2004, respectively. The effective tax rate for 2005 was abnormally high because South Carolina required that each of the four former subsidiary banks file a separate income tax return. One of the subsidiary banks recorded a loss for 2005. South Carolina bank tax is based on a bank's net income for financial reporting purposes but does not provide any offsetting benefit for operating losses.


INVESTMENT PORTFOLIO

         The Corporation's investment portfolio consists primarily of short- and intermediate-term debt issues of government-sponsored enterprises such as the Federal Home Loan Bank, the Federal Farm Credit Bank and the Federal National Mortgage Association. Investment securities averaged $64,446,000 in 2006, $60,336,000 in 2005, and $58,747,000 in 2004.

         The table below summarizes the amortized cost and estimated fair value of the Corporation's investment portfolio for the past three years.

         Securities Portolio Composition

                                                                                      December 31,
                                                                                      ------------
                                                              2006                        2005                       2004
                                                              ----                        ----                       ----
                                                    Amortized     Estimated    Amortized      Estimated     Amortized     Estimated
                                                      cost        fair value      cost        fair value      cost        fair value
                                                      ----        ----------      ----        ----------      ----        ----------
Securities available-for sale
Government-sponsored enterprises ...............    $82,145       $81,739       $55,781       $54,917       $50,619       $50,361
States and political subdivisions ..............      3,032         3,044         3,754         3,784         4,985         5,110
                                                    -------       -------       -------       -------       -------       -------
 Total available for sale ......................    $85,177       $84,783       $59,535       $58,701       $55,604       $55,471
                                                    =======       =======       =======       =======       =======       =======

Securities held-to-maturity
States and political subdivisions ..............    $ 1,750       $ 1,750       $ 1,850       $ 1,820       $ 1,925       $ 1,907
                                                    =======       =======       =======       =======       =======       =======


         The following is a summary of maturities and weighted average yields of securities as of December 31, 2006:

   Securities Portfolio Maturities and Yields

                                                                               December 31, 2006
                                                                               -----------------
                                                                     After               After
                                                                   One Year            Five Years
                                                 Within            Through              Through         After
                                                One Year          Five Years           Ten Years       Ten Years          Total
                                                --------          ----------           ---------       ---------          -----
                                             Amount   Yield     Amount   Yield     Amount   Yield   Amount   Yield   Amount    Yield
                                             ------   -----     ------   -----     ------   -----   ------   -----   ------    -----
                                                                           (Dollars in thousands)
Government-sponsored enterprises .........  $11,159    3.46%   $51,561    4.88%   $18,203    4.96%   $  -    0.00%   $80,923   4.70%
States and political subdivisions (1) ....      302    3.80%     2,634    3.87%     1,858    3.55%      -    0.00%     4,794   3.74%
Mortgage-backed securities (2) ...........        -    0.00%       806    3.02%         -    0.00%     10    8.03%       816   3.08%
                                            -------            -------            -------            ----            -------
     Total ...............................  $11,461    3.47%   $55,001    4.80%   $20,061    4.83%   $ 10    8.03%   $86,533   4.63%
                                            =======            =======            =======            ====            =======
------------------

(1) Yields on tax-exempt securities of states and political subdivisions have not been calculated on a tax-equivalent basis.
(2) Maturity category based on final stated maturity dates. Average maturity is expected to be substantially shorter because of the monthly return of principal on certain securities.

         On an ongoing basis, management assigns securities upon purchase into one of two categories (available-for-sale or held-to-maturity) based on intent, taking into consideration other factors including expectations for changes in market rates of interest, liquidity needs, asset/liability management strategies, and capital requirements. The Corporation has never held securities for trading purposes. No transfers of available-for-sale or held-to-maturity securities to other categories were made in any of the years 2004 through 2006.

          During 2006, the composition of the securities portfolio changed significantly. Most notably, the amount invested in securities at year-end 2006 was approximately $26,000,000 more than the amount at the end of 2005. This increase resulted from growth in deposits which was not matched by loan growth. Interest rates associated with investment securities, particularly for those with maturities in the near- to mid-term, have become more attractive in recent years. The Bank purchased approximately $43,449,000 of securities issued by government-sponsored enterprises throughout 2006.

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

          During the years ended December 31, 2006, 2005 and 2004, the Corporation sold investment securities for gross proceeds of $0, $4,412,000, and $13,676,000, respectively. Realized (losses) and gains on those transactions were $0, ($10,000), and $76,000 for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006, a security that imposed an early redemption penalty on its issuer was redeemed early, and the Bank realized a gain of $1,000 on that transaction. Securities may be sold to provide liquidity, to reduce interest rate risk, or for other reasons. There were no sales of held-to-maturity securities in any of the periods presented.

         All mortgage-backed securities held by the Corporation were issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association.

LOAN PORTFOLIO

         Management believes the loan portfolio is adequately diversified. Nevertheless, the Bank considers that credit concentrations exist if the outstanding direct or indirect borrowings plus any unfunded commitments to the same, or similarly situated, loan customers exceed 25% of the Bank's capital. This concentration threshold as of December 31, 2006 was approximately $13,400,000. While the Bank manages its loan portfolio generally to avoid loan concentrations, as of December 31, 2006, the Bank had loans, or commitments to fund loans, totaling $25,797,000, or 48% of the Bank's capital, outstanding to builders for construction of speculative 1-4 family residences. The Bank considers the risks associated with this concentration to be mitigated by a geographic dispersion of the properties throughout central South Carolina, a diversity of building contractors, relatively short maturities of the loans, and personnel experienced in construction loan administration. The Bank is aware that changes in the economy could have an adverse impact on the housing construction industry and on its customers' ability to service their debts. Accordingly, management intends to systematically reduce the overall levels of these loans.

         The Bank's internal loan policy and bank regulatory guidance outline loan-to-value requirements for normal underwriting. On occasion, the Bank may make loans that exceed those parameters. As of December 31, 2006, $24,835,000 of the Bank's loans, or 46% of the Bank's capital, had loan-to-value ratios that exceeded those guidelines. Generally, these loans were made to customers with better than average risk profiles. Loans with high loan-to-value ratios may increase the risk inherent in our loan portfolio. Management intends to reduce the overall level of these loans as expeditiously as possible.

         The Corporation has a geographic concentration of loans within the Bank's market area because of the nature of its business. There are no other significant concentrations of loans in any particular individual, industry or groups of related individuals or industries and there are no foreign loans.

         The following table shows the composition of the loan portfolio by category:

               Loan Portfolio Composition

                                                                                           December 31,
                                                                                           ------------
                                                              2006             2005           2004            2003             2002
                                                              ----             ----           ----            ----             ----
                                                                                      (Dollars in thousands)
Commercial, financial and agricultural .............        $ 86,080        $ 95,023        $ 96,275        $ 84,844        $ 78,210
Real estate - construction .........................          40,541          37,923          29,968          23,590          23,345
Real estate - mortgage .............................         253,423         243,837         230,986         188,530         168,499
Consumer installment ...............................          29,676          37,201          36,420          35,142          36,430
                                                            --------        --------        --------        --------        --------
      Total loans - gross ..........................        $409,720        $413,984        $393,649        $332,106        $306,484
                                                            ========        ========        ========        ========        ========

         Commercial, financial, and agricultural loans, primarily representing loans made to small and medium size businesses, may be made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured business loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. Commercial lending involves significant risk because repayment usually depends on the cash flows generated by a borrower's business, and debt service capacity can deteriorate because of downturns in national and local economic conditions. The Bank's Loan Committee is responsible for overseeing the credit granting and monitoring processes. The Corporation's Chief Credit Officer has specific authority over significantly large loan requests.

         Real estate loans consist of construction loans and other loans secured by mortgages. Because the Corporation's subsidiary is a community bank, real estate loans comprise the bulk of the loan portfolio. As shown in the preceding table, most of the growth in the loan portfolio since the end of 2002 has been in real estate loans. The Bank's Loan Policy generally limits loan-to-value ratios for real estate loans to approximately 80%.

         The Bank generally does not compete with 15 and 30 year fixed rate secondary market mortgage interest rates, so it has elected to pursue the origination of mortgage loans that could easily be sold into the secondary mortgage market through its mortgage division. These loans are generally pre-qualified with various underwriters to facilitate the sales process. In 2006, 2005 and 2004, the Corporation sold $238,033,000, $213,195,000, and
$174,074,000, respectively, of such loans. The Bank may originate mortgage loans for its own loan portfolio, but such loans are usually for a shorter term than loans originated to sell and usually have a variable rate or the terms of the loans require that the interest rate be adjusted to the current market rate within a three to five year term.

         Consumer installment loans to individuals are generally for personal, automobile, or household purposes and may be secured or unsecured.


Unsecured Loans

         The Corporation does not aggressively seek to make unsecured loans, since these loans may be somewhat more risky than collateralized loans. There are, however, occasions when it is in the business interests of the Corporation to provide short-term, unsecured loans to its most credit-worthy customers. Unsecured loans accommodate the credit needs of those customers and provide the bank the opportunity to earn additional interest income through pricing commensurate with the loans' increased risk. As of December 31, 2006, the Corporation had approximately $23,000,000, or 5.6% of its loan portfolio in unsecured loans, substantially unchanged from approximately $23,000,000, or 5.6% of its loan portfolio, as of December 31, 2005. Such loans are made on the basis of management's evaluation of the customer's ability to repay and net worth.

         As of December 31, 2006, unsecured loans totaling $101,000 were included in nonaccrual loans and $317,000 of such loans were included in potential problem loans.


Maturity and Interest Sensitivity Distribution of Loans

         The following table sets forth the maturity and interest sensitivity distribution of the Corporation's loans, by type, as of December 31, 2006 as well as the type of interest requirement on loans due after one year.

                                                                                               December 31, 2006
                                                                                               -----------------
                                                                                            After one
                                                                           Within one     year but within   After five
                                                                              year          five years         years          Total
                                                                              ----          ----------         -----          -----
                                                                                            (Dollars in thousands)
Commercial, financial and agricultural .............................        $ 40,218        $ 39,309        $  6,553        $ 86,080
Real estate ........................................................          91,961         146,185          55,818         293,964
Consumer installment ...............................................           8,998          19,947             731          29,676
                                                                            --------        --------        --------        --------
Total ..............................................................        $141,177        $205,441        $ 63,102        $409,720
                                                                            ========        ========        ========        ========

Predetermined rate, maturity greater than one year .................        $      -        $157,590        $ 35,578        $193,168
Variable rate or maturity within one year ..........................        $141,177        $ 47,851        $ 27,524        $216,552


Loan Sale

         During 2006, as part of its ongoing loan risk management and mitigation strategy, management considered the possibility of selling a portion of the Corporation's loan portfolio. Management determined that there was a secondary market demand for certain select, real estate secured credits that it might desire to sell. After some research, it was determined that there was approximately $8.1 million in such loans, of which $1.3 million were problem loans and the remaining $6.8 million were potential problem loans.

         In December 2006, with Board approval, this $8,162,000 of loans was sold in a non-recourse transaction. Net of the fee for this transaction and the aggregate specific allocation for loan losses associated with the loans of $1.5 million, the Corporation realized a gain on sale of $514,000.

         As discussed in the following section, the sale resulted in a substantial decrease in the aggregate amounts of problem and potential problem loans during the fourth quarter.


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

                                                                                          December 31,
                                                                                          ------------
                                                              2006            2005            2004            2003             2002
                                                              ----            ----            ----            ----             ----
                                                                                       (Dollars in thousands)
Nonaccrual loans ...................................        $ 4,714         $11,651         $ 4,941         $ 2,595         $   796
Accruing loans 90 days or more past due ............            232             729             137             146           1,740
                                                            -------         -------         -------         -------         -------
     Total .........................................        $ 4,946         $12,380         $ 5,078         $ 2,741         $ 2,536
                                                            =======         =======         =======         =======         =======
     Total as a % of outstanding loans .............           1.21%           2.99%           1.29%           0.83%           0.83%
Impaired loans (included in non accrual) ...........        $ 4,714         $11,651         $ 4,941         $ 2,595         $   796
Impaired loans a percentage of allowance ...........         101.12%         100.09%         113.66%          61.70%          22.28%
   for loan losses


         Gross income that would have been recorded for the years ended December 31, 2006, 2005 and 2004, if nonaccrual loans had been performing in accordance with their original terms was approximately $429,000, $448,000, and $63,000, respectively. No material amounts of cash basis interest income were recognized in 2006, 2005 and 2004 on non-accrual loans.

         The Corporation's accounting policies on nonaccrual and impaired loans are discussed in Note 2 to the consolidated financial statements.

         Potential problem loans, a lower level of concern than impaired and nonperforming loans, are defined as loans where information about the borrowers' possible credit problems causes management to have serious doubts about the borrowers' ability to comply with the present repayment terms and which may result in disclosure in the future as impaired or non-performing loans. The amount of potential problem loans does not represent management's estimate of potential losses since a significant portion of these loans are secured by real estate and other forms of collateral.

         The following table is a summary of nonperforming loans and potential problem loans for each of the past eight quarters.

                                                    90 Days or
                                                   More Past Due      Total           Percentage                   Percentage
                                     Nonaccrual     and Still      Nonperforming       of Total    Potential        of Total
                                       Loans         Accuring         Loans             Loans    Problem Loans       Loans
                                       -----         --------         -----             -----    -------------       -----
                                                                       (Dollars in thousands)
December 31, 2004 ................   $  4,941        $    137        $  5,078           1.29%     $  4,628            1.18%
Net change .......................        118             215             333                        2,972
                                     --------        --------        --------                     --------
March 31, 2005 ...................      5,059             352           5,411           1.33%        7,600            1.87%
Net change .......................        200              (9)            191                       10,400
                                     --------        --------        --------                     --------
June 30, 2005 ....................      5,259             343           5,602           1.35%       18,000            4.35%
Net change .......................      4,954              74           5,028                       (4,107)
                                     --------        --------        --------                     --------
September 30, 2005 ...............     10,213             417          10,630           2.57%       13,893            3.35%
Net change .......................      1,438             312           1,750                       15,420
                                     --------        --------        --------                     --------
December 31, 2005 ................     11,651             729          12,380           2.99%       29,313            7.08%
Net change .......................      3,128             949           4,077                       (2,767)
                                     --------        --------        --------                     --------
March 31, 2006 ...................     14,779           1,678          16,457           3.94%       26,546            6.36%
Net change .......................     (3,628)         (1,476)         (5,104)                      (3,461)
                                     --------        --------        --------                     --------
June 30, 2006 ....................     11,151             202          11,353           2.71%       23,085            5.51%
Net change .......................     (2,483)            175          (2,308)                        (219)
                                     --------        --------        --------                     --------
September 30, 2006 ...............      8,668             377           9,045           2.19%       22,866            5.55%
Net change .......................     (3,954)           (145)         (4,099)                      (7,475)
                                     --------        --------        --------                     --------
December 31, 2006 ................   $  4,714        $    232        $  4,946           1.21%     $ 15,391            3.76%
                                     ========        ========        ========                     ========


         Nonaccrual loans decreased by a net of $6,937,000, or 59.5%, during 2006. Most of this decrease was accomplished through charge-off during 2006 of amounts previously recognized as nonaccrual loans.

         During 2006, management focused on reviewing and establishing workout or collection plans or providing other credit enhancements for all significant nonperforming and potential problem loans. For some loans, that was not possible so management chose to charge-off the remaining balances.

         During  the  second  quarter  of  2006,   management   settled  a  loan
relationship of $1,450,000 that was included in nonaccrual loans as of March 31, 2006, realizing a recovery of approximately $350,000.

         During the third quarter of 2006, approximately $829,000 of loans were first recognized as nonaccrual loans. Of the $2,483,000 net decrease in nonaccrual loans during the third quarter of 2006, approximately $1,357,000 was attributable to write-downs or charge-offs. The remainder of the net decrease represents payments received, amounts refinanced with significant credit enhancements and returned to accruing status, and loans paid in full during the period.

         During the fourth quarter of 2006, approximately $1,455,000 of loans were first recognized as nonaccrual loans. In that same period $651,000 was removed from nonaccrual status due to sales and workouts, $1,293,000 was associated with the loan sale, and the remainder of the decrease was due to charge-offs.

         Management will continue to monitor the levels of nonperforming loans and address the weaknesses in these credits to enhance the ultimate collection or recovery of these assets. Management considers the levels and trends in nonperforming assets and potential problem loans in determining how the provision and allowance for loan losses is estimated and adjusted. In the opinion of management, the Company's allowance for loan losses at December 31, 2006 is adequate to provide for probable losses inherent in the loan portfolio.

         At December 31, 2006, the Corporation had identified $15,391,000, or 3.76%, of the loan portfolio, as potential problem loans. This is a decrease of $13,922,000, or 47.5%, from the amount as of December 31, 2005. Approximately $6,800,000 of this decrease in potential problem loans was associated with the sale of approximately $8,100,000 of potential problem loans during the fourth quarter of 2006. The amount of potential problem loans does not represent management's estimate of potential losses since a significant portion of these loans are secured by real estate and other forms of collateral. Approximately $316,000 of potential problem loans were unsecured as of December 31, 2006.

Foreclosed Assets

         Foreclosed assets were carried in the consolidated balance sheets at $591,000, $185,000, and $252,000 as of December 31, 2006, 2005 and 2004,
respectively. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses as of that date. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell. Revenues and expenses from operations and changes in any subsequent valuation allowance are included in net foreclosed assets costs and expenses.

Special Assets Management

         In late 2005, management hired an experienced Special Assets Officer on a contract basis. The initial term of his agreement with the Corporation has ended; however, he continues to work on an as-needed basis with the Corporation, under the direction and supervision of the Chief Credit Officer. His efforts during 2005 and 2006 were very helpful in reducing the aggregate level of problem loans through all appropriate banking and legal options.

         In 2007, management plans to create and fill a new position in the credit administration area that will be dedicated to problem loan administration and collection. It is expected that this position will be helpful in continuing to reduce the levels of problem and potential problem loans and the amount of time required in this area from senior loan officers.

ALLOWANCE FOR LOAN LOSSES

         The table, "Analysis of the Allowance for Loan Losses," summarizes loan balances as of the end of each period indicated, averages for each period, changes in the allowance arising from mergers, charge-offs and recoveries by loan category, and additions to the allowance which have been charged to expense.

                                                                                        Years Ended December 31,
                                                                                        ------------------------
                                                                        2006         2005          2004         2003         2002
                                                                        ----         ----          ----         ----         ----
                                                                                         (Dollars in thousands)
Total amount of loans outstanding at end of year .................   $ 409,720    $ 413,984     $ 393,649    $ 332,106    $ 306,484
                                                                     =========    =========     =========    =========    =========
Average amount of loans outstanding ..............................   $ 429,131    $ 426,384     $ 371,061    $ 340,518    $ 281,907
                                                                     =========    =========     =========    =========    =========
Allowance for loan losses - January 1 ............................   $  11,641    $   4,347     $   4,206    $   3,573    $   2,830
                                                                     ---------    ---------     ---------    ---------    ---------
Changes incident to merger activities ............................           -            -             -            -          444
Transfer of allowance for off-balance-sheet
                                                                     ---------    ---------     ---------    ---------    ---------
   contingencies to other liabilities ..... ......................           -         (305)            -            -            -
                                                                     ---------    ---------     ---------    ---------    ---------
Loans charged-off
Real estate ......................................................       4,129           99         1,293          250          175
Installment ......................................................         520          432           387          247          223
Credit cards and related plans ...................................           -            -             -            -            -
Commercial and other .............................................       6,716        1,714         3,400          163          374
                                                                     ---------    ---------     ---------    ---------    ---------
Total charge-offs ................................................      11,365        2,245         5,080          660          772
                                                                     ---------    ---------     ---------    ---------    ---------
Recoveries
Real estate ......................................................         698           16            21          105            1
Installment ......................................................         115           55            67           58           20
Credit cards and related plans ...................................           -            -             -            -            -
Commercial and other .............................................         623          136            31           11           17
                                                                     ---------    ---------     ---------    ---------    ---------
Total recoveries .................................................       1,436          207           119          174           38
                                                                     ---------    ---------     ---------    ---------    ---------
Net charge-offs ..................................................       9,929        2,038         4,961          486          734
                                                                     ---------    ---------     ---------    ---------    ---------
Provision for loan losses charged to expense .....................       2,950        9,637         5,102        1,119        1,033
                                                                     ---------    ---------     ---------    ---------    ---------
Allowance for loan losses - December 31 ..........................   $   4,662    $  11,641     $   4,347    $   4,206    $   3,573
                                                                     =========    =========     =========    =========    =========

Ratios
Net charge-offs to average loans outstanding .....................        2.31%        0.48%         1.34%        0.14%        0.26%
Net charge-offs to loans outstanding at end of year ..............        2.42%        0.49%         1.26%        0.15%        0.24%
Allowance for loan losses to average loans .......................        1.09%        2.73%         1.17%        1.24%        1.27%
Allowance for loan losses to total loans at end of year ..........        1.14%        2.81%         1.10%        1.27%        1.17%
Net charge-offs to allowance for losses ..........................      212.98%       17.51%       114.12%       11.55%       20.54%
Net charge-offs to provision for loan losses .....................      336.58%       21.15%        97.24%       43.43%       71.06%


         A discussion of the allocation of the allowance for loan losses is set forth under the section "The Application of Critical Accounting Policies."

         The Corporation operates a community bank in South Carolina under a national bank charter. Under the provisions of law and regulations governing banks, the bank's board of directors is responsible for determining the adequacy of its loan loss allowance. In addition, the bank is supervised and regularly examined by the Office of the Comptroller of the Currency (the "OCC"), the primary regulator for national banks. As a normal part of a safety and soundness examination, bank examiners assess and comment on the adequacy of a bank's allowance for loan losses and may require that changes be made in the allowance.

         It is the policy of the Corporation and its subsidiary bank to maintain an allowance for loan losses which achieves the following objectives:

     o Maintenance of the allowance at a level that is adequate to absorb all estimated inherent losses in the loan and lease portfolio and all unfunded and off balance sheet commitments;
     o Evaluation and calculation of the adequacy of the allowance with a sound and consistent analytical framework based on historical data adjusted for current conditions in conformity with generally accepted accounting practices and all applicable banking and regulatory guidance; and
     o Reflection in the allowance of all significant, existing conditions affecting the ability of borrowers to repay their obligations.

         Management reviews its allowance for loan losses utilizing three broad loan categories: commercial, real estate and consumer installment loans. Within these categories, the allowance for loan losses is composed of specific allocations and general loan pool amounts. Specific allocation is done for larger loans within each loan risk category. The commercial and real estate risk pools are driven by credit risk grade classification. The consumer loan pools are based on payment performance. The allowance assigned to these pools is based on historical losses for each of the pools and industry standards. Other factors considered are changes in policies and procedures, economic conditions, portfolio changes, lending personnel experience, trend analysis, credit concentrations, external factors, and the reports of the loan review system.

         The loan risk grading system requires that lending officers assign a risk grade, on a loan-by-loan basis, considering information about the borrower's capacity to repay, collateral, payment history, and other known factors. Assigned risk grades are updated monthly for any known changes in circumstances affecting the borrower or the loan. The risk grading system is monitored on a continuing basis by management and the external credit review firm, which is independent of the lending function. During their 2006 review, the external credit review firm recommended relatively few loan risk grade changes to higher risk categories.

         The following table presents the allocation of the Corporation's allowance for loan losses, as of December 31, 2002 through 2006, compared with the percentage of loans in the applicable categories to total loans.

                                                                                            December 31,
                                                                                            ------------
                                                                   2006           2005           2004          2003            2002
                                                                   ----           ----           ----          ----            ----
                                                                                        (Dollars in thousands)
Amount allocated to loan category
Commercial, financial and agricultural ..................        $ 1,050        $ 6,333        $ 1,960        $ 1,796        $ 1,479
Real estate .............................................          3,076          4,831          1,907          1,800          1,548
Consumer installment ....................................            536            477            480            610            546
                                                                 -------        -------        -------        -------        -------
     Total ..............................................        $ 4,662        $11,641        $ 4,347        $ 4,206        $ 3,573
                                                                 =======        =======        =======        =======        =======

                                                                                             December 31,
                                                                                             ------------
                                                                   2006           2005          2004            2003           2002
                                                                   ----           ----          ----            ----           ----
Percentage of loans in category
Commercial, financial and agricultural ..................          21.0%          23.0%          24.5%          25.5%          25.5%
Real estate .............................................          71.8%          68.0%          66.3%          63.9%          62.6%
Consumer installment ....................................           7.2%           9.0%           9.2%          10.6%          11.9%
                                                                  -----          -----          -----          -----          -----
     Total ..............................................         100.0%         100.0%         100.0%         100.0%         100.0%
                                                                  =====          =====          =====          =====          =====


         The following discussion presents specific factors that influenced management's judgment of the amounts of additions to the allowance through provisions charged to operating expenses for each of the years presented in the table.

         In 2002, $1,033,000 was provided for loan losses due to growth in the loan portfolio totaling $76,579,000, of which approximately $44,078,000 was obtained in the merger with Ridgeway Bankshares, Inc. Furthermore, net charge-offs almost tripled compared with the prior year and an increase of $5,827,000 was noted in the combined amounts of nonaccrual loans, accruing loans 90 or more days past due, and potential problem loans.

         In 2003, $1,119,000 was provided for loan losses, primarily due to growth in the loan portfolio and a significant increase in the amount of nonaccrual loans.

         The $5,102,000 and $9,637,000 provisions for loan losses recorded for 2004 and 2005, respectively, resulted from the circumstances detailed above.

         In 2006, $2,950,000 was provided for loan losses, primarily due to identified weaknesses in the loan portfolio and recognized shortfalls in collateral values.


DEPOSITS

         The average deposits for the Corporation for the years ended December 31, 2006, 2005 and 2004 are summarized below:

                                                                              Years Ended December 31,
                                                                              ------------------------
                                                              2006                      2005                          2004
                                                              ----                      ----                          ----
                                                     Average        Average    Average          Average     Average         Average
                                                     balance         cost      balance           cost       balance          cost
                                                     -------         ----      -------           ----       -------          ----
                                                                                 (Dollars in thousands)

Noninterest-bearing demand .....................    $ 60,099         -         $ 64,339          -         $ 61,220          -
Interest bearing transaction accounts ..........      70,561         1.12%       60,785          0.74%       54,918          0.41%
Savings - regular ..............................      20,327         0.77%       24,617          0.46%       20,106          0.54%
Savings - money market .........................      70,737         3.28%       64,790          1.98%       60,428          1.17%
Time deposits less than $100 ...................     147,227         4.11%      136,087          2.97%      122,125          2.26%
Time deposits greater than $100 ................      94,866         4.12%       89,540          3.19%       68,165          2.20%
                                                    --------                   --------                    --------
Total average deposits .........................    $463,817                   $440,158                    $386,962
                                                    ========                   ========                    ========


         Deposits are the primary source of funds for the Bank's lending and investing activities. Deposits are attracted principally from customers within the Bank's local market areas through the offering of a variety of products with varying features and by offering competitive interest rates.

         At December 31, 2006 the Corporation had $97,986,000 in certificates of deposit of $100,000 or more. Approximately $34,821,000 mature within three months, $28,307,000 mature over three through six months, $29,668,000 mature over six months through twelve months and $5,190,000 mature after one year. This level of large time deposits, as well as the growth in other deposits, can be attributed to planned growth by management. The majority of time deposits $100,000 and over is acquired within the Company's market areas in the ordinary course of business from customers with standing banking relationships. However, as of December 31, 2006, the Bank had $1,015,000 in brokered certificates of deposit, all of which were issued in denominations of $100,000 or over. The brokered certificates of deposit mature in the first quarter of 2007 and have an interest rate of 4.50%. It is a common industry practice not to consider time deposits of $100,000 or more as core deposits since their retention can be influenced heavily by rates offered. Therefore, such deposits have the characteristics of shorter-term purchased funds. Certificates of deposit $100,000 and over require that the Corporation achieve and maintain an appropriate matching of maturity distributions and a diversification of sources to achieve an appropriate level of liquidity.

SHORT-TERM BORROWINGS

         The Corporation's short-term borrowings may consist of federal funds purchased and securities sold under agreements to repurchase, which generally have maturities ranging from daily to no more than four days, and general purpose lines of credit payable. As of December 31, 2006, short-term borrowings consisted solely of securities sold under agreements to repurchase totaling $12,948,000. These amounts are collateralized by investment securities and the interest rate is subject to change daily.

         Summary information about total short-term borrowings is provided in the following table.

                                                                                                       December 31,
                                                                                                       ------------
                                                                                        2006              2005               2004
                                                                                        ----              ----               ----
                                                                                                  (Dollars in thousands)

Balance outstanding at end of year ........................................           $12,948            $ 8,975            $ 6,662
Weighted average interest rate at end of the period .......................              4.00%              4.26%              1.54%
Interest expense ..........................................................           $   400            $   198            $   205
Maximum outstanding at any month-end during the period ....................           $14,058            $ 8,975            $17,940
Average outstanding during the period .....................................           $13,680            $ 8,584            $10,309
Weighted average interest rate during the period ..........................              2.92%              2.31%              1.99%


LONG-TERM DEBT

         The Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLB"). As such, it has access to long-term borrowing from the FHLB. As of December 31, 2006, the Bank had borrowed a total of $15,878,000 from the FHLB. The borrowings are secured by blanket liens on all qualifying first lien residential mortgage loans held by the Bank, specifically excluding such loans originated for resale on the secondary market.

         During the second quarter of 2004, the Corporation sponsored the creation of SCB Capital Trust I (the "Trust"). The Trust issued securities totaling $10,310,000. The Trust invested the proceeds of its debt issuance by purchasing a like amount of junior subordinated debt issued by the Corporation. The amount of the Corporation's debt is includible in Tier 1 capital for purposes of computing the Corporation's regulatory required capital ratios.


RETURN ON EQUITY AND ASSETS

         The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2006, 2005 and 2004.

                                                    Years Ended December 31,
                                                    ------------------------
                                                  2006        2005         2004
                                                  ----        ----         ----

Return on assets (ROA) ....................       0.89%        0.19%       0.67%
Return on equity (ROE) ....................       9.80%        1.94%       6.41%
Dividend payout ratio .....................      38.94%      173.91%      54.05%
Equity as a percent of assets .............       9.12%        9.71%      10.48%


LIQUIDITY

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in a timely and economical manner. The most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being on the ability to attract deposits within the Bank's market area. Core deposits (total deposits less certificates of deposit of $100,000 or more) provide a relatively stable funding base. Certificates of deposit of $100,000 or more are generally more sensitive to changes in rates, so they must be monitored carefully. Asset liquidity is provided by several sources, including amounts due from banks, federal funds sold, and investments available-for-sale.

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

         The Corporation has substantially more liabilities maturing in the next 12 months than it has assets maturing in the same period. The Corporation also has legal obligations to extend credit pursuant to loan commitments, lines of credit and standby letters of credit which totaled $21,833,000, $49,104,000, and $2,545,000, respectively, at December 31, 2006 (see Note 15 to the consolidated financial statements). However, based on its historical experience, and that of similar companies, the Corporation believes that it is unlikely that so many deposits would be withdrawn, without being replaced by other deposits, and extensions of credit would be required, that the Corporation would be unable to meet its liquidity needs with the proceeds of maturing assets, in the ordinary course of business.

         The Corporation also maintains various federal funds lines of credit with correspondent banks and is able to borrow from the Federal Home Loan Bank of Atlanta and the Federal Reserve's discount window.

         The Corporation, through the Bank, has a demonstrated ability to attract deposits from its market area. Deposits grew from $255,433,000 as of December 31, 2001 to $483,621,000 as of December 31, 2006, a five year compound growth rate of 13.6%. This consistently growing base of deposits is the major source of operating liquidity.


CAPITAL

Dividends

         The Corporation exists as a legal entity distinct from its subsidiaries. Its main sources of revenues consist of service fees and dividends paid to it by the Bank. The Bank is subject to various laws and regulations that limit the amounts of dividends that it may pay. In addition, the Corporation and the Bank are each subject to regulatory minimum capital adequacy guidelines. These regulatory restrictions have not historically hindered the Corporation's or the Bank's ability to pay reasonable dividends and no such restrictions are anticipated in 2007.

         During 2006, the Corporation received dividends from the Bank totaling $2,480,000. Subject to restrictions imposed by federal regulations, the Board of Directors of the Bank could have declared additional dividends from retained earnings of up to approximately $5,606,000 as of December 31, 2006. As of January 1, 2007, the effect of those restrictions was to further restrict the amount of dividends that the Bank could declare to $3,424,000. The Corporation made dividend payments to shareholders of $1,952,000, $1,761,000 and $1,744,000 during 2006, 2005 and 2004, respectively.


Capital Adequacy

         The Federal Reserve and federal bank regulatory agencies have adopted risk-based capital standards for assessing the capital adequacy of bank holding companies and financial institutions. Under the risk-based capital requirements, the Corporation and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as letters of credit) of 8%. At least half of total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock and certain hybrid instruments, less certain intangibles ("Tier 1 Capital"). The remainder may consist of certain subordinated debt or hybrid capital instruments, qualified preferred stock and a limited amount of the allowance for loan losses ("Tier 2 Capital," which, along with Tier 1 Capital, composes "Total Capital"). Unrealized gains and losses on available-for-sale securities generally are excluded from the calculation of the risk-based capital ratios. To be considered well-capitalized under the risk-based capital guidelines, a bank must maintain a total risk-weighted capital ratio of at least 10% and a Tier 1 risk-weighted ratio of at least 5%.

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

         Federal regulators may categorize an institution as less than well-capitalized based on subjective criteria. Management believes that there are no conditions or events that would cause the Corporation's or the Bank's capital category to be other than resulting from meeting the minimum ratio requirements.

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

         The Bank is considered to be "well capitalized" for regulatory purposes. Detailed information on the Corporation's and the Bank's capital positions can be found in Note 19 to the consolidated financial statements.

         During the first quarter of 2004, the Corporation acquired $10,310,000 in proceeds from the issuance of junior subordinated debt. Of this amount, $3,000,000 was used to provide additional capital to two of the former bank subsidiaries, approximately $1,400,000 was used to repay a short-term line of credit of the mortgage subsidiary and approximately $635,000 was used to repay the Corporation's short-term borrowings. The remainder is being used for the Corporation's general corporate purposes. Under current Federal Reserve policy, the Corporation is allowed to treat the junior subordinated debt, subject to certain limitations, as Tier 1 Capital for capital adequacy purposes.


INFLATION

         The assets and liabilities of the Corporation are mostly monetary in nature. Accordingly, the financial results and operations of the Corporation are much more affected by changes in interest rates than changes in inflation. There is, however, a strong correlation between increasing inflation and increasing interest rates. The rate of inflation, as measured by the average change in the Consumer Price Index for All Urban Consumers, has been moderate over the past several years, about 3.2% in 2006, 3.4% in 2005 and 3.3% in 2004. Prospects appear reasonable for continued moderate inflation, despite risks related to energy prices and the political and military situation in the Middle East. Although inflation does not normally affect a financial institution as dramatically as it does businesses with large investments in plants and inventories, it does have an effect. During periods of high inflation there are usually corresponding increases in the money supply and banks experience above-average growth in assets, loans, and deposits. General increases in the prices of goods and services also result in increased operating expenses.
Further, inflation may adversely affect the Corporation's customers and indirectly affect the business of the Corporation.


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

                                                                December 31,
                                                                ------------
                                                             2006          2005
                                                             ----          ----
                                                          (Dollars in thousands)

Loan commitments ...................................       $21,833       $13,386
Unfunded commitments under lines of credit .........        49,104        42,974
Standby letters of credit ..........................         2,545         2,024


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

         As described under "Liquidity," management believes that its various sources of liquidity provide the resources necessary for the Bank to fund the loan commitments and to perform under standby letters of credit, if the need arises.

         The  Corporation's   contractual  obligations  are  summarized  in  the
following table.

                                                                                   December 31, 2006
                                                                                   -----------------
                                                                       Less than 1      Over 1 to 3      Over 3 to 5         After 5
                                                         Total            Year              Years            Years            Year
                                                         -----            ----              -----            -----            ----
                                                                                  (Dollarsin thousands)
Contractual Obligations
Time deposits .................................         $243,708         $226,471         $ 15,111         $  2,107         $     19
Long-term debt ................................           26,188            1,000            4,500            7,200           13,488
Operating lease obligations ...................            6,179              483              653              472            4,571
                                                        --------         --------         --------         --------         --------
Total .........................................         $276,075         $227,954         $ 20,264         $  9,779         $ 18,078
                                                        ========         ========         ========         ========         ========


         In March 2007, the Bank entered into an agreement to construct a new branch banking office on Clemson Road in northeast Richland County for a cost of approximately $800,000. Completion of the project is expected by the fourth quarter of 2007.

THE APPLICATION OF CRITICAL ACCOUNTING POLICIES

         The consolidated financial statements are based on the selection and application of accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to the financial statements. Management believes that the policy relating to the allowance for loan losses discussed in the section entitled "Allowance for Loan Losses" may involve a higher degree of judgment and complexity in its application and represents a critical accounting policy used in the preparation of the Corporation's financial statements. In addition, the valuation of deferred tax assets represents a similar critical accounting policy. If different assumptions or conditions were to prevail, the results could be materially different from the reported results.


IMPACT OF RECENT ACCOUNTING CHANGES

         Hybrid Financial Instruments - The provisions of Statement of Financial Accounting Standards No. 155 ("SFAS No. 155"), "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140," are effective January 1, 2007. SFAS No. 155 simplifies the accounting for certain financial instruments containing embedded derivatives. SFAS No. 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In addition, it amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of the Statement is not expected to have a material effect on the Company's consolidated financial statements.

         Servicing of Financial Assets - The provisions of Statement of Financial Accounting Standards No. 156 ("SFAS No. 156"), "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140" are effective January 1, 2007. This Statement potentially simplifies the accounting for separately recognized loan servicing assets and liabilities and any financial instruments used to hedge risks associated with those assets and liabilities. Under SFAS 156, separately recognized servicing assets and liabilities are accounted for initially at fair value, if practicable, and subsequently are accounted for either at fair value or amortized over the economic lives of the related loans. If the fair value method of subsequent valuation is elected, SFAS No. 156 permits income statement recognition of the potential offsetting changes in the fair values of the financial servicing rights and liabilities and the derivative instruments used to hedge them in the same accounting period. The Company currently has no separately recognized loan servicing rights or liabilities and adoption in 2007 is not expected to have any effect on the Company's consolidated financial statements.

         Fair Value Measurements - The provisions of Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), "Fair Value Measurements," are effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). SFAS No. 157 defines fair value and establishes a framework for measuring fair value in GAAP. The Statement describes fair value as being based on a hypothetical transaction to sell an asset or transfer a liability at a specific measurement date, as considered from the perspective of a market participant who holds the asset or owes the liability (an exit price perspective). In addition, fair value should be viewed as a market-based measurement, rather than an entity-specific measurement. Therefore, fair value should be determined based on the assumptions that market participants would use in pricing an asset or liability, including all risks and restrictions that may be associated with that asset or liability. SFAS No. 157 does not amend the definition of fair value used in conjunction with Share-Based Payments accounted for under SFAS No. 123(R). The adoption of SFAS No. 157 in 2008 is not expected to have a material effect on the Company's consolidated financial statements.

         Accounting for Uncertainty in Income Taxes - The provisions of Financial Accounting Standards Board Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109," clarify the accounting for uncertainty in income tax positions. FIN 48 prescribes a two-step evaluation process that includes both a recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for the Company as of January 1, 2007. The adoption of FIN 48 is not expected to have a material effect on the Company's consolidated financial statements.


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

         The Corporation's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Corporation's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a quarterly basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve-month period. It reports a base case in which interest rates remain flat and variations that occur when rates increase and decrease 100, 200 and 300 basis points. According to the model, as of December 31, 2006 the Corporation is positioned so that net interest income would decrease $15,000 and net income would decrease $11,000 if interest rates were to rise 100 basis points in the next twelve months. Conversely, net interest income would increase $15,000 and net income would increase $11,000 if interest rates were to decline 100 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Corporation could undertake in response to changes in interest rates or the effects of responses by others, including borrowers and depositors.

         The following table summarizes the Corporation's interest sensitivity position as of December 31, 2006.

                          Interest Sensitivity Analysis

                                                      Within 3          Within 4-12        Within 1-5
                                                        months            months             years       Over 5 years       Total
                                                        ------            ------             -----       ------------       -----
                                                                                    (Dollars in thousands)
Interest earning assets
Interest-bearing deposits ......................       $   1,926         $       -         $       -       $       -       $   1,926
Taxable investment securities ..................           3,988             7,977            51,561          18,213          81,739
Tax exempt investment securities ...............             100               202             2,634           1,858           4,794
Other investments ..............................           3,246                 -                 -               -           3,246
Federal funds sold .............................          29,102                 -                 -               -          29,102
Loans held for sale (1) ........................           9,235                 -                 -               -           9,235
Loans (2) ......................................         172,166            42,009           156,044          34,787         405,006
                                                       ---------         ---------         ---------       ---------       ---------
Total interest earning assets ..................         219,763            50,188           210,239          54,858         535,048
                                                       ---------         ---------         ---------       ---------       ---------

Interest bearing liabilities
Savings ........................................       $  97,168         $       -        $        -       $       -       $  97,168
Interest bearing transaction accounts ..........          81,052                 -                 -               -          81,052
Time deposits < $100 ...........................          41,197            92,479            12,027              19         145,722
Time deposits > $100 ...........................          34,821            57,975             5,190               -          97,986
Short-term borrowings ..........................          12,948                 -                 -               -          12,948
Long-term debt .................................          11,310                 -            11,700           3,178          26,188
                                                       ---------         ---------         ---------       ---------       ---------
Total interest bearing liabilities .............         278,496           150,454            28,917           3,197         461,064
                                                       ---------         ---------         ---------       ---------       ---------

Interest sensitivity gap .......................       $ (58,733)        $(100,266)        $ 181,322       $  51,661       $  73,984
Cumulative gap .................................       $ (58,733)        $(158,999)        $  22,323       $  73,984
RSA/RSL (3) ....................................              79%               33%
Cumulative RSA/RSL (3) .........................              79%               63%

---------
(1)  Loans held for sale are reflected in the period of expected sale.
(2)  Excludes nonaccrual loans totaling $4,714,000.
(3)  RSA- rate sensitive assets; RSL- rate sensitive liabilities

         The above table reflects the balances of interest earning assets and interest bearing liabilities at the earlier of their repricing or maturity dates. Amortizing fixed rate loans are reflected at the scheduled maturity date. Variable rate amortizing loans are reflected at the earliest date at which they may be repriced contractually. Deposits in other banks and debt securities are reflected at each instrument's ultimate maturity date. Overnight federal funds sold are reflected as instantly repriceable. Interest bearing liabilities with no contractual maturity, such as savings deposits and interest bearing transaction accounts, are reflected in the earliest repricing period. Fixed rate time deposits are reflected at their maturity dates.

         The static interest rate sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to the static repricing structure of the Bank's assets and liabilities. At December 31, 2006 on a cumulative basis through twelve months, rate sensitive liabilities exceeded rate sensitive assets by $158,999,000. This liability sensitive position is largely due to the assumption that the Bank's $178,220,000 in interest bearing transaction accounts, savings accounts, and money market accounts will reprice within a year. This assumption may or may not be valid, since these accounts vary greatly in their sensitivity to interest rate changes in the market. Rising interest rates would be likely to diminish net interest income of banks in a liability sensitive position if the assumption is valid and in the absence of other factors which would be likely to occur.

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

                                                                      December 31, 2006
                                                                      -----------------
                                       2006 Year-
                                          End
                                        Average                                                                            Estimated
                                          Rate      2007      2008       2009     2010        2011   Thereafter  Balance  Fair Value
                                          ----      ----      ----       ----     ----        ----   ----------  -------  ----------
                                                                    (Dollars in thousands)
Interest earning assets
Interest-bearing deposits
  with other banks .....................  5.15%   $  1,926   $     -    $    -   $     -   $      -    $     -   $  1,926   $  1,926
Investment securities ..................  4.63%     11,461    15,834     9,681    10,295     19,191     20,071     86,533     86,533
Federal funds sold .....................  5.13%     29,102         -         -         -          -          -     29,102     29,102
Loans held for sale ....................  7.52%      9,235         -         -         -          -          -      9,235      9,235
Loans ..................................  7.69%    138,875    39,116    61,096    55,900     48,081     66,652    409,720    404,383


Interest bearing liabilities
Savings ................................  2.85%   $ 97,168   $     -    $    -    $    -   $      -    $     -   $ 97,168   $ 97,168
Interest bearing
  transaction accounts .... ............  1.03%     81,052         -         -         -          -          -     81,052     81,052
Time deposits ..........................  4.52%    226,471    12,610     2,501     1,356        751         19    243,708    244,259
                                                  --------   -------    ------    ------   --------    -------   --------   --------
Total interest bearing deposits ........  3.46%    404,691    12,610     2,501     1,356        751         19    421,928    422,479
Short-term borrowings ..................  4.00%     12,948         -         -         -          -          -     12,948     12,948
Long-term debt .........................  6.45%      1,000     2,500     2,000     7,200          -     13,488     26,188     27,236

Item 8.  Financial Statements and Supplementary Data











                           COMMUNITY BANKSHARES, INC.





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE

Report of Independent Registered Public Accounting Firm ...............       54
Consolidated Balance Sheets, December 31, 2006 and 2005 ...............       55
Consolidated Statements of Income, Years Ended December 31,
     2006, 2005, and 2004 .............................................       56
Consolidated Statements of Changes in Shareholders' Equity,
     Years Ended December 31, 2006, 2005, and 2004 ....................       57
Consolidated Statements of Cash Flows, Years Ended December 31,
     2006, 2005, and 2004 .............................................       58
Notes to Consolidated Financial Statements ............................  59 - 93

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and
   Board of Directors of
   Community Bankshares, Inc.


We have  audited  the  accompanying  consolidated  balance  sheets of  Community
Bankshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankshares, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.



Columbia, South Carolina                           s/ J. W. Hunt and Company LLP
March 29, 2007

COMMUNITY BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                                             December 31,
                                                                                                             ------------
                                                                                                       2006                  2005
                                                                                                       ----                  ----
                                                                                                       (Dollars in thousands)
Assets
     Cash and due from banks .............................................................           $  17,622            $  19,508
     Federal funds sold ..................................................................              29,102               32,483
                                                                                                     ---------            ---------
           Total cash and cash equivalents ...............................................              46,724               51,991
     Interest-bearing deposits with other banks ..........................................               1,926                1,038
     Securities available-for-sale .......................................................              84,783               58,701
     Securities held-to-maturity (estimated fair value
     $1,750 for 2006 and $1,820 for 2005) ................................................               1,750                1,850
     Other investments ...................................................................               3,246                2,980
     Loans held for sale .................................................................               9,235               12,447
     Loans, net of allowance for loan
     losses of $4,662 for 2006 and $11,641 for 2005 ......................................             405,058              402,343
     Premises and equipment - net ........................................................              10,307                9,412
     Accrued interest receivable .........................................................               3,821                3,134
     Net deferred income tax assets ......................................................               1,231                3,655
     Goodwill ............................................................................               4,321                4,321
     Core deposit intangible assets ......................................................               2,591                2,837
     Prepaid expenses and other assets ...................................................               3,524                2,127
                                                                                                     ---------            ---------

           Total assets ..................................................................           $ 578,517            $ 556,836
                                                                                                     =========            =========

Liabilities
     Deposits
        Demand, noninterest-bearing ......................................................           $  61,693            $  67,146
        Interest-bearing transaction accounts ............................................              81,052               77,858
        Savings ..........................................................................              97,168               83,717
        Certificates of deposit of $100 and over .........................................              97,986               98,428
        Other time deposits ..............................................................             145,722              137,060
                                                                                                     ---------            ---------
           Total deposits ................................................................             483,621              464,209
     Short-term borrowings ...............................................................              12,948                8,975
     Long-term debt ......................................................................              26,188               32,196
     Accrued interest payable ............................................................               1,578                1,212
     Accrued expenses and other liabilities ..............................................               1,558                1,252
                                                                                                     ---------            ---------
           Total liabilities .............................................................             525,893              507,844
                                                                                                     ---------            ---------

     Commitments and contingent liabilities

Shareholders' equity
     Common  stock - no par  value, 12,000,000 authorized shares;
       issued and outstanding - 4,441,220 shares for 2006
       and 4,404,303 shares for 2005 .....................................................              30,603               30,202
     Retained earnings ...................................................................              22,382               19,325
     Accumulated other comprehensive income (loss) .......................................                (361)                (535)
                                                                                                     ---------            ---------
           Total shareholders' equity ....................................................              52,624               48,992
                                                                                                     ---------            ---------

           Total liabilities and shareholders' equity ....................................           $ 578,517            $ 556,836
                                                                                                     =========            =========

See accompanying notes to consolidated financial statements.

COMMUNITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                                              Years Ended December 31,
                                                                                              ------------------------
                                                                                    2006                2005                2004
                                                                                    ----                ----                ----
                                                                                     (Dollars in thousands, except per share)
Interest and dividend income
     Loans, including fees ............................................            $ 32,785            $ 28,955             $ 22,821
     Interest-bearing deposits with other banks .......................                 118                  49                   20
     Debt securities
         Taxable ......................................................               2,316               1,643                1,441
         Tax exempt ...................................................                 180                 215                  312
     Dividends ........................................................                 154                 115                   77
     Federal funds sold ...............................................               1,501                 629                  203
                                                                                   --------            --------             --------
            Total interest and dividend income ........................              37,054              31,606               24,874
                                                                                   --------            --------             --------
Interest expense
     Deposits
         Interest-bearing transaction accounts ........................                 793                 452                  225
         Savings ......................................................               2,476               1,393                  814
         Certificates of deposit of $100 and over .....................               3,911               2,852                1,498
         Other time deposits ..........................................               6,058               4,043                2,765
                                                                                   --------            --------             --------
            Total interest on deposits ................................              13,238               8,740                5,302
     Short-term borrowings ............................................                 400                 198                  205
     Long-term debt ...................................................               1,863               1,867                1,524
                                                                                   --------            --------             --------
            Total interest expense ....................................              15,501              10,805                7,031
                                                                                   --------            --------             --------
Net interest income ...................................................              21,553              20,801               17,843
Provision for loan losses .............................................               2,950               9,637                5,102
                                                                                   --------            --------             --------
Net interest income after provision ...................................              18,603              11,164               12,741
                                                                                   --------            --------             --------
Noninterest income
     Service charges on deposit accounts ..............................               3,539               3,395                3,237
     Mortgage brokerage income ........................................               3,518               3,699                3,128
     Gains (losses) on sales of securities ............................                   1                 (10)                  76
     Gains on sales of loans ..........................................                 514                   -                    -
     Deposit box rent .................................................                  55                  52                   51
     Bank card fees ...................................................                  22                  35                   30
     Loan related insurance commissions ...............................                  51                  78                   83
     Other ............................................................                 606                 754                  673
                                                                                   --------            --------             --------
            Total noninterest income ..................................               8,306               8,003                7,278
                                                                                   --------            --------             --------
Noninterest expenses
     Salaries and employee benefits ...................................              10,820               9,532                8,228
     Premises and equipment ...........................................               2,233               2,271                2,021
     Marketing ........................................................                 537                 421                  445
     Regulatory fees ..................................................                 313                 275                  247
     Supplies .........................................................                 640                 261                  288
     Director fees ....................................................                 287                 312                  298
     FDIC insurance ...................................................                  57                  57                   54
     Other ............................................................               4,340               4,262                3,458
                                                                                   --------            --------             --------
            Total noninterest expenses ................................              19,227              17,391               15,039
                                                                                   --------            --------             --------
Income before income taxes ............................................               7,682               1,776                4,980
Income tax expense ....................................................               2,673                 765                1,771
                                                                                   --------            --------             --------
Net income ............................................................            $  5,009            $  1,011             $  3,209
                                                                                   ========            ========             ========

Earnings per share
     Basic ............................................................            $   1.13            $   0.23             $   0.74
     Diluted ..........................................................                1.11                0.22                 0.72

See accompanying notes to consolidated financial statements

COMMUNITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                    Common Stock
                                                                    ------------                         Accumulated
                                                           Number of                       Retained   Other Comprehensive
                                                             Shares           Amount       Earnings      Income (Loss)      Total
                                                             ------           ------       --------      -------------      -----
                                                                          (Dollars in thousands, except per share)

Balance, January 1, 2004 .............................      4,331,460      $  29,402      $  18,610       $      58       $  48,070

Comprehensive income
    Net income .......................................              -              -          3,209               -           3,209
                                                                                                                          ---------
    Unrealized net holding losses arising
    during the period, net of
    income tax effects of $56 ........................              -              -              -            (100)           (100)
    Reclassification adjustment,
    net of income tax effects of $28 .................              -              -              -             (48)            (48)
                                                                                                                          ---------
    Total other comprehensive income (loss) ..........              -              -              -               -            (148)
                                                                                                                          ---------
    Total comprehensive income .......................              -              -              -               -           3,061
                                                                                                                          ---------
Exercise of stock options ............................         59,324            640              -               -             640
Cash dividends ($.40 per share) ......................              -              -         (1,744)              -          (1,744)
                                                            ---------      ---------      ---------       ---------       ---------
Balance, December 31, 2004 ...........................      4,390,784         30,042         20,075             (90)         50,027

Comprehensive income
    Net income .......................................              -              -          1,011               -           1,011
                                                                                                                          ---------
    Unrealized net holding losses arising
    during the period, net of
    income tax effects of $253 .......................              -              -              -            (451)           (451)
    Reclassification adjustment,
    net of income tax effects of $4 ..................              -              -              -               6               6
                                                                                                                          ---------
    Total other comprehensive income (loss) ..........              -              -              -               -            (445)
                                                                                                                          ---------
    Total comprehensive income .......................              -              -              -               -             566
                                                                                                                          ---------
Sale of common stock .................................            775             14              -               -              14
Exercise of stock options ............................         12,744            146              -               -             146
Cash dividends ($.40 per share) ......................              -              -         (1,761)              -          (1,761)
                                                            ---------      ---------      ---------       ---------       ---------
Balance, December 31, 2005 ...........................      4,404,303         30,202         19,325            (535)         48,992

Comprehensive income
    Net income .......................................              -              -          5,009               -           5,009
                                                                                                                          ---------
    Unrealized net holding gains arising
    during the period, net of
    income tax effects of $169 .......................              -              -              -             271             271
    Reclassification adjustment,
    net of income tax effects of $0 ..................              -              -              -              (1)             (1)
    Adjustment to initially apply SFAS
    No. 158, net of income taxes of $47 ..............              -              -              -             (96)            (96)
                                                                                                                          ---------
    Total other comprehensive income .................              -              -              -               -             174
                                                                                                                          ---------
    Total comprehensive income .......................              -              -              -               -           5,183
                                                                                                                          ---------
Sale of common stock .................................          1,000             16              -               -              16
Exercise of stock options ............................         35,917            385              -               -             385
Cash dividends ($.44 per share) ......................              -              -         (1,952)              -          (1,952)
                                                            ---------      ---------      ---------       ---------       ---------
Balance, December 31, 2006 ...........................      4,441,220      $  30,603      $  22,382       $    (361)      $  52,624
                                                            =========      =========      =========       =========       =========

See accompanying notes to consolidated financial statements.

COMMUNITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Years Ended December 31,
                                                                                                    ------------------------
                                                                                            2006             2005             2004
                                                                                            ----             ----             ----
                                                                                                     (Dollars in thousands)
Operating activities
     Net income ....................................................................      $   5,009       $   1,011       $   3,209
     Adjustments to reconcile net income to net cash provided
         by operating activities
             Provision for loan losses .............................................          2,950           9,637           5,102
             Depreciation ..........................................................          1,018             937             926
             Writedowns of other real estate .......................................             18               -              50
             Amortization of definite-lived purchased intangibles ..................            246             246             246
             Deferred income taxes .................................................          2,158          (2,807)            288
             Securities accretion and premium amortization .........................             15              67             162
             (Gain) loss on disposition of available-for-sale securities ...........             (1)             10             (76)
             Gain on sale of loans other than loans held for sale ..................           (514)              -               -
             Increase in accrued interest receivable ...............................           (687)           (715)           (233)
             Increase in accrued interest payable ..................................            366             521             106
             Losses (gains) on sale of foreclosed assets ...........................             19             (24)             (9)
             Increase in prepaid expenses and other assets .........................           (991)           (290)         (1,243)
             Increase (decrease) in accrued expenses and other liabilities .........            306             286            (155)
             Originations of loans held for sale ...................................       (234,821)       (210,552)       (180,753)
             Proceeds of sales of loans held for sale ..............................        238,033         213,195         174,074
                                                                                          ---------       ---------       ---------
                Net cash provided by operating activities ..........................         13,124          11,522           1,694
                                                                                          ---------       ---------       ---------
Investing activities
     Net (increase) decrease in interest-bearing deposits with other banks .........           (888)           (186)            272
     Purchases of available-for-sale securities ....................................        (43,449)        (16,243)        (35,749)
     Maturities of held-to-maturity securities .....................................            100              75              75
     Maturities and calls of available-for-sale securities .........................         17,793           7,829          31,150
     Proceeds from sale of available-for-sale securities ...........................              -           4,412          13,676
     Proceeds from sales of other investments ......................................            642               -               -
     Purchases of other investments ................................................           (908)           (338)           (604)
     Proceeds from sales of loans other than loans held for sale ...................          7,140               -               -
     Net increase in loans made to customers .......................................        (13,522)        (22,748)        (66,592)
     Purchases of premises and equipment ...........................................         (1,913)         (2,610)         (1,750)
     Proceeds from sales of foreclosed assets ......................................            788             224             136
                                                                                          ---------       ---------       ---------
                Net cash used by investing activities ..............................        (34,217)        (29,585)        (59,386)
                                                                                          ---------       ---------       ---------
Financing activities
     Net increase in deposits ......................................................         19,412          40,751          44,754
     Net increase (decrease) in short-term borrowings ..............................          3,973           2,313         (11,298)
     Proceeds from issuance of long-term debt ......................................              -           3,000          10,503
     Repayments of long-term debt ..................................................         (6,008)         (1,377)            (70)
     Sale of common stock ..........................................................             16              14               -
     Exercise of stock options .....................................................            385             146             640
     Cash dividends paid ...........................................................         (1,952)         (1,761)         (1,744)
                                                                                          ---------       ---------       ---------
                Net cash provided by financing activities ..........................         15,826          43,086          42,785
                                                                                          ---------       ---------       ---------
(Decrease) increase in cash and cash equivalents ...................................         (5,267)         25,023         (14,907)
Cash and cash equivalents, beginning ...............................................         51,991          26,968          41,875
                                                                                          ---------       ---------       ---------
Cash and cash equivalents, ending ..................................................      $  46,724       $  51,991       $  26,968
                                                                                          =========       =========       =========

Supplemental disclosures of cash flow information
Cash payments for interest expense, including $21 and $12 capitalized ..............      $  15,135       $  10,296       $   6,925
      during construction in 2006 and 2005, respectively
Cash payments for income taxes .....................................................            781           3,869           2,498

Supplemental disclosures of non-cash investing activities
Transfers of loans receivable to foreclosed assets .................................      $   1,231       $      70       $      88
Other comprehensive income (loss) ..................................................            174            (445)           (148)

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

In June, 2006, ONB's name was changed to Community Resource Bank, N.A. (CRB), and in October 2006, SNB, FNB and BOR were merged into CRB. In addition, most of the activities previously conducted by the holding company as a service center for the bank were moved into the bank as a division. As a result, the Corporation now consists of the holding Company (CBI), the bank subsidiary (CRB) and the mortgage company (CRM). In January 2007, most of the operations of the mortgage company were incorporated into the Bank, though CRM remains a separate subsidiary of the holding company with limited assets and activities.

CRB operates as a wholly-owned subsidiary of the Corporation with a separate Board of Directors and operating policies and it provides a variety of financial services to individuals and businesses throughout South Carolina. The primary deposit products are checking, savings and term certificate accounts. The primary lending products are consumer, commercial and mortgage loans.


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

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK - Most of the Corporation's activities are with customers located within South Carolina. Note 4 discusses the types of securities the Corporation purchases. Note 6 discusses the types of lending in which the Corporation engages. The Bank grants commercial, consumer and mortgage loans to customers throughout South Carolina. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economies of various South Carolina communities and, as of December 31, 2006, there was a concentration in loans for the construction of speculative residential housing units and in high loan-to-value real estate loans.

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

SECURITIES - Securities that management has both the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. The Corporation has decided generally to avoid acquiring further held-to-maturity securities. Securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, increase in regulatory capital, or other similar factors, are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses on securities available-for-sale are excluded from earnings and reported in other comprehensive income. Gains and losses on the sale of securities available-for-sale are recorded on the trade date and are determined using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.

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

Other consumer loans are typically charged off at the time the loan is 90 days delinquent. Generally, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost recovery method, until the loans qualify for return to accrual status. Loans are returned to accrual status only when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is established through a provision for loan losses charged against earnings as losses are estimated to have occurred. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

It is the policy of Corporation and its subsidiary bank to maintain an allowance for loan and lease losses which achieves the following objectives:

     o Maintenance of the allowance at a level that is adequate to absorb all estimated inherent losses in the loan portfolio and all unfunded and off balance sheet commitments;
     o Evaluation and calculation of the allowance with a sound and consistent analytical framework based on historical data adjusted for current conditions in conformity with generally accepted accounting principles and all applicable banking and regulatory guidance; and
     o Reflection in the allowance of all significant, existing conditions affecting the ability of borrowers to repay.

Management reviews its allowance for loan losses utilizing three broad loan categories: commercial, real estate and consumer installment loans. Within these categories, the allowance for loan losses is composed of specific allocations and general loan pool amounts. Specific allocation is done for larger loans of each loan risk category. The commercial and real estate risk pools are driven by credit risk grade classification. The consumer loan pools are based on payment performance. The allowance assigned to these pools is based on historical losses for each of the pools and industry standards. Other factors considered are changes in policies and procedures, economic conditions, portfolio changes, lending personnel experience, trend analysis, credit concentrations, external factors, and the reports of the loan review system.

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

DERIVATIVE FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value. In April, 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Among other requirements, this Statement provides that loan commitment contracts entered into or modified after June 30, 2003 that relate to the origination of mortgage loans that will be held for sale shall be accounted for as derivative instruments by the issuer of the loan commitment. The Corporation issues mortgage loan rate lock commitments to potential borrowers to facilitate its origination of home mortgage loans that are intended to be sold. Between the time that the Corporation issues its commitments and the time that the loans close and are sold, the Corporation is subject to variability in the selling prices related to those commitments due to changes in market rates of interest. However, the Corporation offsets this variability through the use of so-called "forward sales contracts" to investors in the secondary market. Under these arrangements, an investor agrees to purchase the closed loans at a predetermined price. The Corporation generally enters into such forward sales contracts at the same time that rate lock commitments are issued. The forward sales contracts provide both specific underwriting guidelines and definitive price quotes. These arrangements effectively insulate the Corporation from the effects of changes in interest rates during the time that the commitments are outstanding, but the arrangements do not qualify, and are not designated, as fair value hedges. In keeping with SEC Staff Accounting Bulletin 105, no income is recognized as of the original commitment date on either the interest rate lock commitments or the forward sales contracts. Subsequently, changes in the fair values of the instruments are measured as of the end of each reporting period and the changes in the fair values represent the amounts of the derivative assets and liabilities. In addition, the changes in fair values of derivatives are recorded in the statement of income in net gains or losses on loans held for sale. Because the Corporation has effectively matched its forward sales contracts to investors and rate lock commitments to potential borrowers, no net gains or losses due to changes in market interest rates have been recorded in the statement of income for 2006, 2005 or 2004.

Derivative financial instruments are written in amounts referred to as notional amounts. Notional amounts provide only the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. The table below presents the notional principal amounts of rate lock commitments and forward sales contracts as of December 31, 2006 and 2005, and the estimated fair values of those financial instruments included in other assets and liabilities in the balance sheets as of those dates.

                                                                                                December 31,
                                                                                                ------------
                                                                                       2006                          2005
                                                                                       ----                          ----
                                                                           Notional        Estimated        Notional      Estimated
                                                                            Amount         Fair Value        Amount       Fair Value
                                                                            ------         ----------        ------       ----------
                                                                                              (Dollars in thousands)

Commitments to originate loans to be held for sale .................       $(12,868)       $    (94)       $(12,585)       $      1
Forward sales commitments ..........................................         12,868              94          12,585              (1)
                                                                           --------        --------        --------        --------
                Total ..............................................       $      -        $      -        $      -        $      -
                                                                           ========        ========        ========        ========


STOCK-BASED COMPENSATION - Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended, encouraged all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost was measured at the grant date based on the fair value of the award and recognized over the service period, which was usually the vesting period. However, it also allowed an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost was the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee was required to pay to acquire the stock. Stock options issued under the Corporation's stock option plans had no intrinsic value at the grant date, and under APB Opinion No. 25 no compensation cost was recognized for them. For 2005, the Corporation elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. However, as required by revisions to SFAS No. 123 and Securities and Exchange Commission rules, the Corporation adopted the accounting methodology of SFAS No. 123(R) effective January 1, 2006. See "Accounting Changes - Share-Based Payment." No awards of stock options were made in 2006 and all pre-existing options awards were fully vested prior to the effective date of SFAS No. 123(R). Therefore, no compensation costs are included in any period.

Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS No. 123, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                                                                      Years Ended December 31,
                                                                                                      ------------------------
                                                                                                  2005                        2004
                                                                                                  ----                        ----
                                                                                            (Dollars in thousands, except per share)
Net income, as reported ........................................................                $   1,011                 $   3,209
Deduct:  Total stock-based employee
      compensation expense determined under
      fair value based method for all awards,
      net of any related tax effects ...........................................                     (185)                     (626)
                                                                                                ---------                 ---------
Pro forma net income ...........................................................                $     826                 $   2,583
                                                                                                =========                 =========

Net income per share, basic
      As reported ..............................................................                $    0.23                 $    0.74
      Pro forma ................................................................                     0.19                      0.59
Net income per share, assuming dilution
      As reported ..............................................................                $    0.22                 $    0.72
      Pro forma ................................................................                     0.18                      0.58


FORECLOSED ASSETS - Assets (primarily real estate and vehicles) acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses as of that date. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell. Revenues and expenses from operations and changes in any subsequent valuation allowance are included in net foreclosed assets costs and expenses. The carrying value of foreclosed assets included in the balance sheets was $591,000 and $185,000 as of December 31, 2006 and 2005, respectively.

PREMISES AND EQUIPMENT - Premises and equipment are stated at cost, less accumulated depreciation computed principally on the straight-line method over the estimated useful lives of the assets. Useful lives of assets are outlined below:

      Buildings ...............................................   32 - 40 years
      Building components .....................................    5 - 30 years
      Vault doors, safe deposit boxes, night depository, etc. .   32 - 40 years
      Furniture, fixtures and equipment .......................    5 - 25 years


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

OFF-BALANCE-SHEET CREDIT RELATED FINANCIAL INSTRUMENTS - In the ordinary course of business the Bank enters into commitments to extend credit and grant standby letters of credit. Such off-balance-sheet financial instruments are recorded in the consolidated financial statements when they are funded.

SEGMENTS - Community Bankshares, Inc. through its bank subsidiary provides a broad range of financial services to individuals and businesses in South Carolina. These services include demand, time, and savings deposits; lending services; ATM processing; and similar financial services. While the Corporation's decision makers monitor the revenue streams of the various financial products and services, operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, the subsidiary operations are not considered by management to comprise more than one reportable operating segment.

COMPREHENSIVE INCOME - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available-for-sale, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Currently, the Corporation's only components of other comprehensive income (loss) are unrealized gains (losses) on securities available-for-sale and unrecognized net losses on pension funds resulting from the initial application of SFAS No. 158.

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

ACCOUNTING CHANGES

         Hybrid Financial Instruments - The provisions of Statement of Financial Accounting Standards No. 155 ("SFAS No. 155"), "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140," are effective January 1, 2007. SFAS No. 155 simplifies the accounting for certain financial instruments containing embedded derivatives. SFAS No. 155 allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In addition, it amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of the Statement is not expected to have a material effect on the Company's consolidated financial statements.

         Servicing of Financial Assets - The provisions of Statement of Financial Accounting Standards No. 156 ("SFAS No. 156"), "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140" are effective January 1, 2007. This Statement potentially simplifies the accounting for separately recognized loan servicing assets and liabilities and any financial instruments used to hedge risks associated with those assets and liabilities. Under SFAS 156, separately recognized servicing assets and liabilities are accounted for initially at fair value, if practicable, and subsequently are accounted for either at fair value or amortized over the economic lives of the related loans. If the fair value method of subsequent valuation is elected, SFAS No. 156 permits income statement recognition of the potential offsetting changes in the fair values of the financial servicing rights and liabilities and the derivative instruments used to hedge them in the same accounting period. The Company currently has no separately recognized loan servicing rights or liabilities and adoption in 2007 is not expected to have any effect on the Company's consolidated financial statements.

         Fair Value Measurements - The provisions of Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), "Fair Value Measurements," are effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Company). SFAS No. 157 defines fair value and establishes a framework for measuring fair value in GAAP. The Statement describes fair value as being based on a hypothetical transaction to sell an asset or transfer a liability at a specific measurement date, as considered from the perspective of a market participant who holds the asset or owes the liability (an exit price perspective). In addition, fair value should be viewed as a market-based measurement, rather than an entity-specific measurement. Therefore, fair value should be determined based on the assumptions that market participants would use in pricing an asset or liability, including all risks and restrictions that may be associated with that asset or liability. SFAS No. 157 does not amend the definition of fair value used in conjunction with Share-Based Payments accounted for under SFAS No. 123(R). The adoption of SFAS No. 157 in 2008 is not expected to have a material effect on the Company's consolidated financial statements.

         Accounting for Uncertainty in Income Taxes - The provisions of Financial Accounting Standards Board Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109," clarify the accounting for uncertainty in income tax positions. FIN 48 prescribes a two-step evaluation process that includes both a recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for the Company as of January 1, 2007. The adoption of FIN 48 is not expected to have a material effect on the Company's consolidated financial statements.


ADVERTISING COSTS - The cost of advertising is expensed as incurred.

OTHER - Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current year's presentation and disclosure requirements. These reclassifications had no effect on previously reported net income or retained earnings.


NOTE 3 - CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances with the Federal Reserve or in available cash. The average daily reserve balance requirements at December 31, 2006 and 2005 were approximately $1,300,000 and $3,942,000, respectively. At December 31, 2006 the Corporation had cash balances with unrelated correspondent banks, including bankers' banks, totaling approximately $11,723,000, of which $429,000 was fully insured by the FDIC.

NOTE 4 - SECURITIES

Securities consist of the following:

                                                                                  December 31,
                                                                                  ------------
                                                                   2006                                      2005
                                                                   ----                                      ----
                                                             Gross       Gross                         Gross      Gross
                                                          Unrealized Unrealized Estimated            Unrealized Unrealized Estimated
                                               Amortized    Holding    Holding    Fair     Amortized   Holding    Holding    Fair
                                                 Cost       Gains      Losses     Value      Cost       Gains     Losses     Value
                                                 ----       -----      ------     -----      ----       -----     ------     -----
                                                                               (Dollars in thousands)
Securities available-for-sale
     Government-sponsored enterprises* ........  $82,145    $   81   $   487    $81,739    $55,781    $     1    $   865   $54,917
     States and political
         subdivisions .........................    3,032        13         1      3,044      3,754         31          1     3,784
                                                 -------    ------   -------    -------    -------    -------    -------   -------
         Total securities available-for-sale ..  $85,177    $   94   $   488    $84,783    $59,535    $    32    $   866   $58,701
                                                 =======    ======   =======    =======    =======    =======    =======   =======

Securities held-to-maturity
     States and political
         subdivisions .........................  $ 1,750    $    -   $     -    $ 1,750    $ 1,850    $     -    $    30   $ 1,820
                                                 =======    ======   =======    =======    =======    =======    =======   =======

------------------
* Government-sponsored enterprises consist of entities such as the Federal Home Loan Bank, Federal Farm Credit Bank and Federal National Mortgage Association.


The amortized cost and fair value of debt securities at December 31, 2006 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                             December 31, 2006
                                                                                             -----------------
                                                                         Available-for-sale                     Held-to-maturity
                                                                         ------------------                     ----------------
                                                                       Amortized        Estimated         Amortized       Estimated
                                                                         Cost          Fair Value           Cost          Fair Value
                                                                                          (Dollars in thousands)
Securities
     Due within one year ...................................           $11,550           $11,461           $     -          $      -
     Due after one through five years ......................            55,237            55,001                 -                 -
     Due after five through ten years ......................            18,380            18,311             1,750             1,750
     Due after ten years ...................................                10                10                 -                 -
                                                                       -------           -------           -------           -------
         Total .............................................           $85,177           $84,783           $ 1,750           $ 1,750
                                                                       =======           =======           =======           =======

The following tables provide information about the Corporation's securities holdings which were maintained in an unrealized loss position as of December 31, 2006 and 2005:

                                                                              December 31, 2006
                                                                              -----------------
                                                             Continuously in Unrealized Loss Position for a Period of
                                                             --------------------------------------------------------
                                                      Less than 12 Months        12 Months or more               Total
                                                   Estimated     Unrealized   Estimated    Unrealized     Estimated    Unrealized
                                                  Fair Value       Loss      Fair Value       Loss       Fair Value       Loss
                                                  ----------       ----      ----------       ----       ----------       ----
                                                                           (Dollars in thousands)
Description of Securities
Government-sponsored enterprises ...............   $33,901       $   164       $25,374       $   323       $59,275       $   487
States and political subdivisions ..............         -             -         1,279             1         1,279             1
                                                   -------       -------       -------       -------       -------       -------
Total securities ...............................   $33,901       $   164       $26,653       $   324       $60,554       $   488
                                                   =======       =======       =======       =======       =======       =======

                                                                              December 31, 2005
                                                                              -----------------
                                                             Continuously in Unrealized Loss Position for a Period of
                                                             --------------------------------------------------------
                                                      Less than 12 Months        12 Months or more               Total
                                                   Estimated     Unrealized   Estimated    Unrealized     Estimated    Unrealized
                                                  Fair Value       Loss      Fair Value       Loss       Fair Value       Loss
                                                  ----------       ----      ----------       ----       ----------       ----
                                                                           (Dollars in thousands)
Description of Securities
Government-sponsored enterprises ...............    $15,433       $   118       $37,788       $   747       $53,221       $   865
States and political subdivisions ..............          -             -           801             1           801             1
                                                    -------       -------       -------       -------       -------       -------
Total securities ...............................    $15,433       $   118       $38,589       $   748       $54,022       $   866
                                                    =======       =======       =======       =======       =======       =======

At December 31, 2006, the Corporation held 36 securities that had been in an unrealized loss position for less than 12 months and 35 securities that had been in an unrealized loss position for 12 months or more. At December 31, 2005, the Corporation held 20 securities that had been in an unrealized loss position for less than 12 months and 46 securities that had been in an unrealized loss position for 12 months or more. In assessing whether securities that had been in an unrealized loss position for 12 months or more were other-than-temporarily impaired, the Corporation considered numerous factors about these securities, including the length of time of the impairment, near-term prospects for recovery, and the expectations for changes in interest rates. Unrealized losses reflected in this table generally are the result of interest rate changes that have occurred since the securities were purchased. The Corporation has the intent and ability to hold these securities until maturity and no loss is expected on any of these securities if they are held until their maturities. Accordingly, these losses are not considered other-than-temporary.

At December 31, 2006 and 2005, investment securities with a carrying value of $38,921,000 and $27,509,000, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required and permitted by law.

For the years ended December 31, 2006, 2005 and 2004, proceeds from sales of securities available-for-sale amounted to $0, $4,412,000, and $13,676,000, respectively. In 2006, the company realized a $1,000 gain on the call of a security at an amount in excess of par value. Gross realized gains from sales totaled $0, $0 and $107,000, respectively. Gross realized losses were $0,

$10,000 and $31,000, respectively. The tax benefit (provision) applicable to the
net  realized   gains  and  losses   amounted  to  $0,  $4,000  and   $(26,000),
respectively.


NOTE 5 - OTHER INVESTMENTS

Other investments consist of restricted stocks of the Federal Reserve Bank of Richmond, the Federal Home Loan Bank of Atlanta, and correspondent bankers' banks which are carried at cost. Management periodically evaluates these investments for impairment, with any appropriate downward adjustments being made when necessary.


NOTE 6 - LOANS

The following is a summary of loans by category:

                                                              December 31,
                                                              ------------
                                                        2006              2005
                                                        ----              ----
                                                       (Dollars in thousands)

Commercial, financial and agricultural .........      $  86,080       $  95,023
Real estate- construction ......................         40,541          37,923
Real estate - mortgage .........................        253,423         243,837
Consumer installment ...........................         29,676          37,201
                                                      ---------       ---------
     Total .....................................        409,720         413,984
Allowance for loan losses ......................         (4,662)        (11,641)
                                                      ---------       ---------
     Loans - net ...............................      $ 405,058       $ 402,343
                                                      =========       =========


Net deferred loan (fees) and costs of $(104,000) and $(25,000) were allocated to the various loan categories as of December 31, 2006 and 2005, respectively. Overdrawn deposits totaling $665,000 and $382,000 have been reclassified as loan balances at December 31, 2006 and 2005, respectively.

Gross proceeds from sales of mortgage loans originated for resale were approximately $238,033,000, $213,195,000, and $174,074,000 for the years ended
December 31, 2006, 2005, and 2004, respectively. Income from this activity is recognized as mortgage brokerage income.

Loans outstanding to directors, executive officers, principal holders of equity securities, or to any of their associates totaled $4,051,000 at December 31, 2006 and $7,071,000 at December 31, 2005. A total of $3,069,000 in loans were made or added, while a total of $6,089,000 were repaid or deducted during 2006. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. Changes in the composition of the board of directors or the group comprising executive officers also result in additions to or deductions from loans outstanding to directors, executive officers or principal holders of equity securities.

The Company generally does not engage in originating, holding, guaranteeing, servicing or investing in loans where the terms of the loan product may give rise to a concentration of credit risk as that term is used in Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Values of Financial Instruments." However, at December 31, 2006, the Company had a concentration involving loans for the construction of speculative residential housing units totaling $25,797,000 or 48% of capital, and in real estate loans with high loan-to-value ratios of $24,835,000, or 46% of capital.

Changes in the allowance for loan losses were as follows:

                                                                                              Years Ended December 31,
                                                                                              ------------------------
                                                                                    2006               2005                  2004
                                                                                    ----               ----                  ----
                                                                                                (Dollars in thousands)
Balance at January 1 ................................................            $ 11,641             $  4,347             $  4,206
Transfer of allowance for off-balance-sheet .........................                   -                 (305)                   -
    contingencies to other liabilities
Provision charged to expense ........................................               2,950                9,637                5,102
Recoveries ..........................................................               1,436                  207                  119
Charge-offs .........................................................             (11,365)              (2,245)              (5,080)
                                                                                 --------             --------             --------
Balance at December 31 ..............................................            $  4,662             $ 11,641             $  4,347
                                                                                 ========             ========             ========


The following is summary information pertaining to impaired loans:

                                                                 December 31,
                                                                 ------------
                                                               2006        2005
                                                               ----        ----
                                                          (Dollars in thousands)

Impaired loans without a valuation allowance ...............   $     -   $ 2,283
Impaired loans with a valuation allowance ..................     4,714     9,368
                                                               -------   -------
     Total impaired loans ..................................   $ 4,714   $11,651
                                                               =======   =======
Allowance for loan losses on impaired loans at year end ....   $ 1,381   $ 3,767
                                                               =======   =======

Average total investment in impaired loans during the year .   $ 9,828   $ 7,725


No additional funds are irrevocably committed to be advanced in connection with impaired loans.

Nonaccrual and past due loans at December 31, 2006 and 2005 were as follows:

                                                               December 31,
                                                               ------------
                                                          2006            2005
                                                          ----            ----
                                                          (Dollars in thousands)

Nonaccrual loans ...............................         $ 4,714         $11,651
Accruing 90 days or more past due ..............             232             729
                                                         -------         -------
        Total ..................................         $ 4,946         $12,380
                                                         =======         =======


Gross interest income that would have been recorded for the years ended December 31, 2006, 2005, and 2004 if nonaccrual loans had been performing in accordance with their original terms was approximately $429,000, $448,000, and $63,000, respectively. No material amounts of cash basis income were recognized on such loans during 2006, 2005 and 2004.

From time to time in the normal course of business, the Mortgage Division may be required to repurchase loans sold into the secondary market because of investor recourse rights. These recourse rights relate to early payment default, fraud in the origination of loan or defect in the documentation for the loan. Management has identified certain real estate-secured loans, with aggregate principal
amounts   outstanding   of  $532,000  on  which  the  investors  have  requested
indemnification pursuant to their recourse rights. This amount does not represent management's estimate of anticipated loss and, at this time, management is in the process of determining a probable loss amount associated with these loans. During 2006, the Company recognized $144,000 in recourse loan provision. Management will continue to regularly evaluate the estimated fair value of these loans, and other such loans that may come to the attention of management, and will make any appropriate accounting adjustment that may become necessary.


NOTE 7 - PREMISES AND EQUIPMENT; OPERATING LEASES

Premises and equipment at December 31, 2006 and 2005 consist of the following:

                                                               December 31,
                                                               ------------
                                                           2006            2005
                                                           ----            ----
                                                          (Dollars in thousands)

Land ...........................................         $ 2,808         $ 1,952
Buildings and components .......................           5,209           3,884
Furniture, fixtures and equipment ..............           7,729           6,633
Construction in process - gross ................               7           2,432
                                                         -------         -------
     Total .....................................          15,753          14,901
Less, accumulated depreciation .................           5,446           5,489
                                                         -------         -------
     Premises and equipment - net ..............         $10,307         $ 9,412
                                                         =======         =======


Depreciation expense was approximately $1,018,000, $937,000, and $926,000, for the years ended December 31, 2006, 2005, and 2004, respectively. During 2006 and 2005, the Corporation capitalized interest of $21,000 and $12,000, respectively, to construction in progress.

As  of  December  31,  2006  future  minimum  rent  commitments   under  various
non-cancelable operating leases are as follows:

                   Year                                      Amount
                   ----                                      ------
                             (Dollars in thousands)

                   2007 ................................    $   483
                   2008 ................................        335
                   2009 ................................        277
                   2010 ................................        233
                   2011 ................................        236
             Thereafter ................................      4,571
                                                            -------
                        Total ..........................    $ 6,135
                                                            =======


Total rent expense for the years ended December 31, 2006, 2005, and 2004 was $512,000, $413,000, and $308,000, respectively. Some leases provide for the payment of executory costs and contain options to renew; lease payments for such renewal periods are generally higher than during the original lease term.


NOTE 8 - INTANGIBLE ASSETS

Changes in the carrying amounts of goodwill for the years ended December 31, 2006 and 2005 are as follows:

                                                     Years Ended December 31,
                                                     ------------------------
                                                       2006            2005
                                                       ----            ----
                                                     (Dollars in thousands)

Balance, beginning of year .......................    $4,321         $4,321
Goodwill acquired during the year ................         -              -
Impairment losses ................................         -              -
                                                      ------         ------
Balance, end of year .............................    $4,321         $4,321
                                                      ======         ======

Goodwill is tested for impairment annually. As of December 31, 2006 no impairment has been determined.

As part of the valuation of Ridgeway Bancshares, Inc. that was conducted by a third party firm in conjunction with its acquisition by the Company, a core deposit intangible was computed. Such amortizable intangible assets are evaluated annually to determine whether any revisions of their estimated useful lives are warranted. For the years ended December 31, 2006 and 2005, and 2004, no such revisions have resulted.

The following tables present the gross carrying amounts and accumulated amortization for the Corporation's amortizable intangible assets as of December 31, 2006 and 2005, and the estimated amounts of amortization expense to be recognized for each of the five succeeding fiscal years, as of December 31, 2006 and 2005. Such assets are being amortized on a straight-line basis over fifteen years, a period which represents the expected runoff period of the deposits acquired.

                                                                                   December 31,
                                                                                   ------------
                                                                         2006                           2005
                                                                         ----                           ----
                                                                Gross                         Gross
                                                               Carrying      Accumulated     Carrying      Accumulated
                                                                Amount       Amortization     Amount       Amortization
                                                                ------       ------------     ------       ------------
                                                                              (Dollars in thousands)
Amortizable intangible asset class
Core deposit intangible ....................................    $3,698         $1,107         $3,698          $  861
                                                                ======         ======         ======          ======


Estimated amounts of amortization expense to be recognized in each of the next five succeeding years are:

                                             December 31,
                                             ------------
                                      2006                   2005
                                      ----                   ----
           Year               (Dollars in thousands)
           ----

           2006                      $  -                  $ 246
           2007                       246                    246
           2008                       246                    246
           2009                       246                    246
           2010                       246                    246
           2011                       246                     NA


NOTE 9 - DEPOSITS

At December 31, 2006, the scheduled maturities of certificates of deposit and other time deposits are as follows:

                Year                                  Amount
                ----                                  ------
                           (Dollars in thousands)

                 2007 ............................     $ 226,471
                 2008 ............................        12,610
                 2009 ............................         2,501
                 2010 ............................         1,356
                 2011 ............................           751
           Thereafter ............................            19
                                                       ---------
                      Total ......................     $ 243,708
                                                       =========

Deposits of directors and officers and their related business  interests totaled
approximately   $4,033,000  and  $8,629,000  at  December  31,  2006  and  2005,
respectively.


NOTE 10 - SHORT-TERM BORROWINGS

The Corporation's short-term borrowings generally consist of federal funds purchased and securities sold under agreements to repurchase. Federal funds purchased and securities sold under agreements with customers to repurchase generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Corporation monitors the fair value of the underlying securities on a daily basis and it is the Bank's policy to maintain a collateral value greater than the principal and accrued interest of the transaction. All securities underlying these agreements are institution-owned securities.

Short-term borrowings are summarized as follows:

                                                                  December 31,
                                                                  ------------
                                                               2006        2005
                                                               ----        ----
                                                         (Dollars in thousands)

Securities sold under agreements to repurchase .........     $12,948     $ 5,372
Federal funds purchased ................................           -         421
Warehouse lines of credit ..............................           -       1,182
Other short-term debt ..................................           -       2,000
                                                             -------     -------
Total ..................................................     $12,948     $ 8,975
                                                             =======     =======

The following table summarizes information about short-term borrowings during each of the periods presented:

                                                                 December 31,
                                                                 ------------
                                                              2006        2005
                                                              ----        ----
                                                          (Dollars in thousands)

Balance outstanding at end of year .......................   $12,948    $ 8,975
Weighted average interest rate at end of the period ......      4.00%      4.26%
Interest expense .........................................   $   400    $   198
Maximum outstanding at any month end during the period ...   $14,058    $ 8,975
Average outstanding during the period ....................   $13,680    $ 8,584
Weighted average interest rate during the period .........      2.92%      2.31%

As of December 31, 2006, the Bank had unused credit availabilities under federal funds lines established with unrelated correspondent banks totaling $38,300,000.

NOTE 11 - LONG-TERM DEBT

Long-term debt is summarized as follows:

                                                               December 31,
                                                               ------------
                                                            2006        2005
                                                            ----        ----
                                                          (Dollars in thousands)

Advances from Federal Home Loan Bank of Atlanta to
  subsidiary banks, varying maturities to 2023
  with interest rates from 2.00% to 6.14% ...............   $15,878   $21,886

Junior Subordinated Debt to Unconsolidated Trusts (1), ..    10,310    10,310
                                                            -------   -------
  dated April 7, 2004, maturing April 7, 2034,
  with variable interest rate based on 3-month LIBOR
                   Total long-term debt .................   $26,188   $32,196
                                                            =======   =======
---------------------------------------------
(1) Securities qualify as Tier 1 capital under the regulatory risk-based capital guidelines, subject to certain limitations.

Collateral for the Advances from Federal Home Loan Bank of Atlanta consists of blanket liens on the Bank's one-to-four family first lien residential mortgage loans and the Bank's stock in the FHLB. Such collateral was carried in the consolidated balance sheet at approximately $76,694,000 and $66,500,000 at December 31, 2006 and 2005, respectively.

Under the blanket lien agreements, the Bank had the ability to borrow additional funds approximating $42,109,000 from the FHLB as of December 31, 2006. Any such borrowings would be subject to the FHLB's normal approval process and would be subject to interest rates established by the FHLB at the time of each such transaction. The FHLB may terminate the availability at any time.

On March 8, 2004, the Corporation sponsored the creation of a Delaware trust, SCB Capital Trust I (the "Trust"), and is the sole owner of the common securities issued by the Trust. The Trust is a variable interest entity under FIN 46R, but is not subject to consolidation by the Corporation since substantially all risk of loss has been transferred to other entities through the Trust's March 10, 2004 issuance of $10,000,000 in floating rate capital securities. The proceeds of this issuance, and the amount of CBI's capital investment, were used to acquire $10,310,000 principal amount of CBI's floating rate junior subordinated deferrable interest debt securities ("Debentures") due April 7, 2034, which securities, and the accrued interest thereon, now constitute the Trust's sole assets. The interest rate associated with the debt securities, and the distribution rate on the common securities of the Trust, was established initially at 3.91% and is adjustable quarterly at the three month LIBOR rate plus 280 basis points. The index rate (LIBOR) may not be lower than 1.11%. As of December 31, 2006, the interest rate associated with the debt was 8.17%. CBI may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the stated maturity date of the Debentures. In the event that such interest payments are deferred by CBI, the Trust may defer distributions on the common securities. In such an event, CBI would be restricted in its ability to pay dividends on its common stock and perform under other obligations that are not senior to the junior subordinated Debentures.

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

Required future principal reductions of the Corporation's long-term debt are summarized as follows:

                     Year                         Amount
                     ----                         ------
                          (Dollars in thousands)

                     2007                         $ 1,000
                     2008                           2,500
                     2009                           2,000
                     2010                           7,200
                     2011                               -
               Thereafter                          13,488
                                                 --------
                          Total                  $ 26,188
                                                 ========

NOTE 12 - STOCK OPTIONS AND DIVIDEND REINVESTMENT SHARES

Under the Corporation's Dividend Reinvestment Plan, shareholders may reinvest all or part of their cash dividends in shares of common stock and also purchase additional shares of common stock. During the three-year period ended December 31, 2006 all shares purchased under this plan were purchased in the market by Registrar and Transfer Company, the plan administrator, not issued by the Corporation. At December 31, 2006, 624,665 common shares were reserved for issuance pursuant to the dividend reinvestment and additional stock purchase plan.

During 2001, the Corporation amended its 1997 Stock Option Plan (the "Plan") to increase by 200,000 shares the number of shares reserved for issuance upon exercise of options and to permit participation in the plan by non-employee directors. During 2003, the Corporation amended the Plan to increase by 300,000 shares the number of shares reserved for issuance upon exercise of employee incentive stock options. Under the Plan, as amended, up to 785,600 shares of common stock were authorized to be granted to selected officers, other employees, and non-employee directors of the Corporation and/or its subsidiaries pursuant to exercise of incentive and nonqualified stock options. Of such shares, 590,050 were reserved for issuance pursuant to exercise of incentive stock options and 195,550 were reserved for issuance pursuant to exercise of nonqualified stock options. At December 31, 2006, 347,619 of the Corporation's authorized common shares remained reserved for future grant pursuant to the Plan.

The exercise price of any incentive option granted is equal to the fair value of the common stock on the date the option is granted. Nonqualified options can be issued for less than fair value; however, the Corporation has not elected to issue these options for less than fair value at the date of the grant.

A summary of the status of options issued pursuant to the Plan is presented below:

                                                                                 Years Ended December 31,
                                                                                 ------------------------
                                                              2006                         2005                         2004
                                                              ----                         ----                         ----
                                                             Weighted                           Weighted                   Weighted
                                                             Average   Intrinsic                Average                     Average
                                                  Number of  Exercise   Value     Number of     Exercise       Number of    Exercise
                                                   Shares    Price     (000s)      Shares       Price           Shares      Price
                                                   ------    -----     ------      ------       -----           ------      -----

Outstanding at beginning of year ..............   512,073    $14.46                482,817      $  14.14       543,991    $  13.85
Granted .......................................         -    $    -                 45,500      $  17.34        27,000    $  17.74
Exercised .....................................   (35,917)   $10.72                (12,744)     $  11.44       (59,324)   $  10.80
Forfeited or expired ..........................   (38,175)   $18.60                 (3,500)     $  18.50       (28,850)   $  18.85
 Outstanding at end of year ...................    437,981   $14.41    $ 1,069     512,073      $  14.46       482,817    $  14.14
                                                  --------                         -------                     -------
Options exercisable at year end ...............    437,981   $14.41    $ 1,069     512,073      $  14.46       455,817    $  13.93
                                                  ========                         =======                     =======

The weighted average fair values of options granted each year are computed using the Black-Scholes option pricing model using the assumptions detailed below:

                                                    Years Ended December 31,
                                                    ------------------------
                                                  2006         2005       2004
                                                  ----         ----       ----
Weighted average fair value of options
      granted during the year ...............    $  -       $  2.33    $  4.74
Risk-free interest rate .....................      NA          3.80%      3.74%
Expected life (years) .......................      NA          3.00       7.00
Expected volatility .........................      NA         18.75%     26.15%
Yield .......................................      NA          2.60%      2.18%


The following table summarizes information about the options outstanding:

                                                             December 31, 2006
                                                             -----------------
                                            Options Outstanding                    Options Exercisable
                                            -------------------                    -------------------
                                               Weighted
                                                Average          Weighted
                                               Remaining          Average                      Average
                                   Number    Contractual Life     Exercise         Number      Exercise
Range of Exercise Prices        Outstanding     (Years)            Price        Outstanding     Price
------------------------        -----------     -------            -----        -----------     -----

   $ 7.62 to  $ 11.00             147,960         3.5             $ 10.44         147,960      $ 10.44
   $12.83     $ 18.85             290,021         4.7             $ 16.43         290,021      $ 16.43
                                  -------                                         -------
                                  437,981         4.3             $ 14.41         437,981      $ 14.41
                                  =======                                         =======


Until January 1, 2006,  the  Corporation  applied APB Opinion No. 25 and related
interpretations   in  accounting  for  its   stock-based   compensation   plans.

Accordingly, no compensation cost has previously been recognized. Effective January 1, 2006, the Corporation adopted the provisions of SFAS No. 123(R) using the modified prospective method. All option grants had fully vested prior to the implementation of SFAS 123(R). Consequently, because adoption of SFAS No. 123(R) under the modified prospective method requires the recognition of compensation costs related only to the future vesting of stock option awards, no compensation costs were included in the determination of income from operations, net income, or any earnings per share amounts for 2006.


NOTE 13 - INCOME TAXES

The Corporation files consolidated federal income tax returns on a calendar-year basis.

The provision for income taxes consists of the following:

                                                    Years Ended December 31,
                                                    ------------------------
                                                   2006        2005       2004
                                                   ----        ----       ----
                                                 (Dollars in thousands)
Current
     Federal .................................    $   161    $ 3,396     $ 1,367
     State ...................................        231        202         117
                                                  -------    -------     -------
               Total current .................        392      3,598       1,484

Deferred
     Federal .................................      2,281     (2,833)        287
                                                  -------    -------     -------
               Total income tax expense ......    $ 2,673    $   765     $ 1,771
                                                  =======    =======     =======


The provision for income taxes differs from that computed by applying federal statutory rates at 34% to income before income tax expense as indicated in the following summary:

                                                      Years Ended December 31,
                                                      ------------------------
                                                   2006       2005         2004
                                                   ----       ----         ----
                                                     (Dollars in thousands)

Tax expense at statutory rate ..............    $ 2,611     $   603     $ 1,693
State income tax, net of federal
     income tax benefit ....................        153         134         184
Tax-exempt interest income .................        (78)        (87)       (133)
Amortization of organization costs and
     core deposit intangibles ..............         84          84          84
Other, net .................................        (97)         31         (57)
                                                -------     -------     -------
               Total .......................    $ 2,673     $   765     $ 1,771
                                                =======     =======     =======

Temporary differences, which give rise to deferred tax assets and liabilities, are as follows:

                                                               December 31,
                                                               ------------
                                                            2006           2005
                                                            ----           ----
                                                          (Dollars in thousands)
Deferred tax assets
     Allowance for loan losses .......................     $ 1,273      $ 3,624
     Unrealized net holding losses on
       available-for-sale securities .................         130          299
     State net operating loss ........................         162          109
     Other ...........................................         210          155
                                                           -------      -------
               Gross deferred tax assets .............       1,775        4,187
     Valuation allowance .............................        (162)        (109)
                                                           -------      -------
               Total .................................       1,613        4,078
                                                           -------      -------

Deferred tax liabilities
     Accelerated depreciation ........................         348          363
     Accretion .......................................          12           12
     Purchase adjustments - securities ...............          14           24
     Purchase adjustments - loans ....................           8           24
                                                           -------      -------
               Gross deferred tax liabilities ........         382          423
                                                           -------      -------
Net deferred income tax assets .......................     $ 1,231      $ 3,655
                                                           =======      =======

The state of South Carolina has different tax rates and rules governing banks and regular corporations. The Corporation (holding company only) and the mortgage company (CRM) are regular corporations and file a consolidated state tax return separate from the state bank tax return filed by CRB. Accordingly, at December 31, 2006 and December 31, 2005, valuation allowances of $162,000 and $109,000 were established to offset deferred tax assets, which management does not consider likely to be realizable, arising from state net operating loss carryforwards of the Corporation (parent company only) and CRM. The Corporation had no available carrybacks, and realization of the remainder of the net operating loss deductions is dependent upon the Corporation (parent company only) and CRM having aggregate future taxable income. Management expects that the holding company and CRM have limited prospects to generate future taxable income. The state net operating loss carryforwards at December 31, 2006 total $3,251,000 and expire as follows: 2024 - $1,407,000; 2025 - $763,000 and 2026 -
$1,081,000.


NOTE 14 - EMPLOYEE BENEFIT PLANS

The Corporation provides a defined contribution plan qualified under Internal Revenue Code Section 401(k). All employees who are eligible employees and who are age 21 or older may participate in the plan. Eligible employees are defined as employees not represented by a bargaining unit which has bargained with the Corporation in good faith on the subject of retirement benefits.

A participant may elect to make tax deferred contributions up to a maximum of $15,000 (plus $5,000 catch-up contributions if they were at least 50 years old) in the 2006 plan year. The Corporation will make matching contributions on behalf of each participant for 100% of the elective deferral up to 3% of the participant's eligible compensation, which excludes incentive awards and bonuses, plus 50% of the incremental elective deferral up to 5% of the participant's eligible compensation, for a maximum matching contribution of 4%. The Corporation may also make additional contributions determined at the discretion of the Board of Directors.

The Corporation's contributions for 401(k) related profit sharing for the years ended December 31, 2006, 2005, and 2004 totaled approximately $291,000, $174,000, and $285,000, respectively. Since 2001, the senior officers of the Corporation have not participated in the profit sharing program.

A defined benefit pension plan covers the majority of the employees of the former Bank of Ridgeway. This plan was in place prior to the Corporation's acquisition of Ridgeway Bancshares, Inc. in 2002. Because there were no such plans for the Corporation's other subsidiaries, and there are no intentions to establish any other such plans, the Corporation froze benefit accruals and discontinued additional participation and voluntary contributions in the plan during 2003. Management has no immediate plans to formally terminate the plan and distribute its assets. The changes in the pension plan have been accounted for as curtailments in accordance with the provisions of SFAS No. 88. The following table shows the activity and status of that plan:

                                                          As of December 31,
                                                          ------------------
                                                       2006      2005      2004
                                                       ----      ----     ----
                                                        (Dollars in thousands)
Change in Benefit Obligation
 Benefit obligation as of January 1 ..............    $ 831     $ 752     $ 710
 Service cost ....................................        -         -         -
 Interest cost ...................................       38        46        46
 Curtailments ....................................        -         -         -
 Actuarial (gain) loss ...........................       20        42       106
 Acquisition .....................................        -         -         -
 Benefits paid ...................................     (220)       (9)     (110)
                                                      -----     -----     -----
 Benefit obligation as of December 31 ............      669       831       752
                                                      -----     -----     -----
Change in Plan Assets
 Fair value of plan assets as of January 1 .......      795       694       656
 Actual return (loss) on plan assets .............       57        50        88
 Acquisition .....................................        -         -         -
 Employer contributions ..........................       60        60        60
 Benefits paid ...................................     (220)       (9)     (110)
                                                      -----     -----     -----
 Fair value of plan assets as of December 31 .....      692       795       694
                                                      -----     -----     -----
Funded Status of the Plan ........................       23       (36)      (58)
  Unrecognized transition obligation .............        -         -         -
  Unrecognized net loss ..........................      143       142       101
                                                      -----     -----     -----
  Prepaid (accrued) benefit liability ............    $ 166     $ 106     $  43
                                                      =====     =====     =====
Amount Recognized in the Consolidated
    Balance Sheets consists of:
      Prepaid (accrued) benefit cost .............    $  23     $ 106     $  43
                                                      =====     =====     =====

The actuarial assumptions used to determine the benefit obligation as of December 31, 2006, 2005 and 2004 were as follows:

                                                              December 31,
                                                              ------------
                                                         2006     2005     2004
                                                         ----     ----     ----
Pension Benefits Weighted Average Assumptions
  Discount rate .....................................    6.00%    6.00%    6.25%
  Rate of compensation increase .....................    3.00%    3.00%    3.00%

The components of net periodic pension cost were as follows:

                                                       Years Ended December 31,
                                                       ------------------------
                                                      2006       2005       2004
                                                      ----       ----       ----
                                                       (Dollars in thousands)
Components of Net Periodic Benefit Cost
 Service cost .................................      $  -       $  -       $  -
 Interest cost ................................        38         46         46
 Expected return on plan assets ...............       (43)       (51)       (47)
 Recognized net actuarial loss (gain) .........         -          -          -
 Amortization of transition obligation ........         -          -          -
 Amortization of unrecognized net loss ........         5          2          2
 Curtailment (gain) loss ......................         -          -          -
                                                     ----       ----       ----
    Net periodic benefit cost .................      $  -       $ (3)      $  1
                                                     ====       ====       ====


For the years ended December 31, 2006, 2005 and 2004, the assumptions used to determine net periodic pension cost were as follows:

                                                        Years Ended December 31,
                                                        ------------------------
                                                           2006    2005    2004
                                                           ----    ----    ----
Pension Cost Weighted Average Assumptions
  Discount rate ........................................   6.00%   6.25%   6.25%
  Expected long-term rate of return on plan assets .....   7.25%   7.25%   7.25%
  Rate of compensation increase ........................   3.00%   3.00%   3.00%

The following table shows the incremental effects of initially adopting the provisions of SFAS No. 158 as of December 31, 2006:

                                                                                    Incremental Effect of Applying SFAS No. 158
                                                                                          on Individual Line Items in the
                                                                                            Consolidated Balance Sheet
                                                                                                December 31, 2006
                                                                                                -----------------
                                                                                     Before                               After
                                                                                  Application of                      Application of
                                                                                  SFAS No. 158       Adjustments      SFAS No. 158
                                                                                  ------------       -----------      ------------
                                                                                               (Dollars in thousands)

Prepaid pension assets/(Liability for pension benefits) ...................         $     166        $    (143)         $      23
Deferred income taxes .....................................................             1,184               47              1,231
Total assets ..............................................................           578,613              (96)           578,517
Accumulated other comprehensive income ....................................              (265)             (96)              (361)
Total shareholders' equity ................................................            52,720              (96)            52,624

The following table provides information about pension-related amounts flowing through or included in accumulated other comprehensive income during, or as of the end of, each of the years indicated.

                                                                                                         As of or for the Year Ended
                                                                                                                 December 31,
                                                                                                                 ------------
                                                                                                         2006       2005       2004
                                                                                                         ----       ----       ----
                                                                                                         (Dollars in thousands)
Amounts recognized in other comprehensive income during the period
 Net (gain) or loss arising during the period .................................................         $143         $ -         $ -
 Net gain or (loss) reclassified as a component of periodic benefit cost ......................            -           -           -

Amounts recognized in other comprehensive income at the end of the period
 Net (gain) or loss ...........................................................................          143           -         NA
 Net prior service cost or (credit) ...........................................................            -           -         NA
 Net transition asset or obligation ...........................................................            -           -         NA

Amounts included in other  comprehensive  income at period end that are expected to be  recognized  as  components  of net  periodic  benefit  cost  in the  next succeeding year
  Net (gain) or loss ..........................................................................          141         NA          NA
  Net prior service cost or (credit) ..........................................................            -         NA          NA
  Net transition asset or obligation ..........................................................            -         NA          NA

Amount of any plan assets expected to be returned to the Corporation
 during the next 12-month period ..............................................................            -         NA          NA

As of December 31, 2006 and 2005, pension plan assets consisted primarily of the following:

                                                     Percentage of Plan Assets
                                                         at December 31,
                                                         ---------------
Asset Category                                          2006           2005
                                                        ----           ----
Equities .......................................        50%             51%
Bonds ..........................................        26%             24%
Cash ...........................................         2%              0%
Stable value instruments .......................        22%             25%
                                                       ---             ---
               Total ...........................       100%            100%
                                                       ===             ===

The plan did not hold any direct investment in the Corporation's common stock.

The Company expects to contribute $90,000 to the pension plan in 2007.

Estimated future benefit payments are as follows:

   Year                                                   Amount
   ----
                                                     (Dollars in thousands)
   2007 ..........................................          $ 195
   2008 ..........................................              -
   2009 ..........................................            170
   2010 ..........................................              -
   2011 ..........................................             12
Years 2012 through 2016 ..........................            411

The Corporation maintains no other post-retirement or post-employment benefit plans.


NOTE 15 - OFF-BALANCE-SHEET COMMITMENTS

The Bank is party to credit-related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Bank's exposure to credit loss is represented by the contractual notional amount of these commitments. The Bank generally uses the same credit policies in making these commitments as it does for on-balance-sheet instruments.

At December 31, 2006 and 2005, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                              December 31,
                                                              ------------
                                                            2006           2005
                                                            ----           ----
                                                          (Dollars in thousands)

Loan commitments ...................................       $21,833       $13,386
Unfunded commitments under lines of credit .........        49,104        42,974
Standby letters of credit ..........................         2,545         2,024


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include personal residences, accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support private borrowing arrangements. All letters of credit are short-term guarantees. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary. Since many of the standby letters of credit are expected to expire without being drawn upon, the total letter of credit amounts do not necessarily represent future cash requirements. To reduce credit risk related to the use of credit-related financial instruments, the Bank might deem it necessary to obtain collateral. The amount and nature of the collateral obtained is based on the Bank's credit evaluation of the customer. Collateral held varies but may include cash, securities, accounts receivable, inventory, property, plant and equipment and real estate.

In March 2007, the Bank entered into an agreement to construct a new branch banking office on Clemson Road in northeast Richland County for a cost of approximately $800,000. Completion of the project is expected by the fourth quarter 2007.


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

Earnings per common share were computed based on the following:

                                                                                                 Years Ended December 31,
                                                                                                 ------------------------
                                                                                       2006               2005               2004
                                                                                       ----               ----               ----
                                                                                          (Dollars in thousands, except per share)
Net income per share, basic
 Numerator - net income ...................................................         $    5,009         $    1,011         $    3,209
                                                                                    ==========         ==========         ==========
 Denominator
  Weighted average common shares issued and outstanding ...................          4,432,480          4,401,718          4,357,919
                                                                                    ==========         ==========         ==========
               Net income per share, basic ................................         $     1.13         $      .23         $      .74
                                                                                    ==========         ==========         ==========

Net income per share, assuming dilution
 Numerator - net income ...................................................         $    5,009         $    1,011         $    3,209
                                                                                    ==========         ==========         ==========
 Denominator
  Weighted average common shares issued and outstanding ...................          4,432,480          4,401,718          4,357,919
  Effect of dilutive stock options ........................................             72,041            100,017            114,500
                                                                                    ----------         ----------         ----------
               Total shares ...............................................          4,504,521          4,501,735          4,472,419
                                                                                    ==========         ==========         ==========
               Net income per share, assuming dilution ....................         $     1.11         $      .22         $      .72
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

The estimated fair values and related carrying or notional amounts of the Corporation's financial instruments at December 31, 2006 and 2005, are as follows:


                                                                                           December 31,
                                                                                           ------------
                                                                               2006                               2005
                                                                               ----                               ----
                                                                    Carrying         Estimated         Carrying         Estimated
                                                                     Amount         Fair Value          Amount          Fair Value
                                                                    of Assets        of Assets         of Assets        of Assets
                                                                  (Liabilities)    (Liabilities)     (Liabilities)     (Liabilities)
                                                                  -------------    -------------     -------------     -------------
                                                                                         (Dollars in thousands)
Cash and cash equivalents ..................................      $  46,724         $  46,724         $  51,991         $  51,991
Interest bearing deposits with other banks .................          1,926             1,926             1,038             1,038
Securities available-for-sale ..............................         84,783            84,783            58,701            58,701
Securities held-to-maturity ................................          1,750             1,750             1,850             1,820
Other investments ..........................................          3,246             3,246             2,980             2,980
Loans held for sale ........................................          9,235             9,235            12,447            12,447
Loans, net .................................................        405,058           404,383           402,343           394,544
Accrued interest receivable ................................          3,821             3,821             3,134             3,134
Deposits ...................................................       (483,621)         (484,172)         (464,209)         (464,673)
Short-term borrowings ......................................        (12,948)          (12,948)           (8,975)           (8,975)
Long-term debt .............................................        (26,188)          (27,236)          (32,196)          (34,110)
Accrued interest payable ...................................         (1,578)           (1,578)           (1,212)           (1,212)

Off-balance-sheet commitments
  Loan commitments .........................................      $ (21,833)              $ -         $ (13,386)              $ -
  Unfunded commitments under lines of credit ...............        (49,104)                -           (42,974)                -
  Standby letters of credit ................................         (2,545)                -            (2,024)                -


NOTE 18 - CONTINGENCIES

The Corporation is subject at times to claims and lawsuits arising out of the normal course of business. As of December 31, 2006, no claims or lawsuits were pending or threatened which, in the opinion of management, are likely to have a material effect on the Corporation's consolidated financial statements.


NOTE 19 - REGULATORY MATTERS

The Bank is subject to dividend restrictions set forth by various banking regulators. Under such restrictions, the Bank may not, without prior approval, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements. At December 31, 2006, the dividends that the Bank could declare without the approval of its primary bank regulator amounted to approximately $5,606,000. The Bank is also restricted by law as to the amount it lends to any non-depository affiliate, including the Corporation and CRM. Such loans are subject to the requirements of Section 23A of the Federal Reserve Act including a general limitation to not more than 10% of capital and specified ratios of the fair market value of allowable collateral to loan amounts. There were no such loans outstanding during 2006.

The Corporation (on a consolidated basis) and the Bank are each subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on the Corporation's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since the notifications that management believes have changed the Bank's category. The Corporation's and the Bank's actual capital amounts and ratios are presented in the following table.

                                                                                                Minimum for          Minimum to be
                                                                           Actual             Capital Adequacy     Well Capitalized
                                                                           ------             ----------------     ----------------
                                                                   Amount        Ratio     Amount         Ratio    Amount      Ratio
                                                                   ------        -----     ------         -----    ------      -----
December 31, 2006 ...........................................                            (Dollars in thousands)
      Tier 1 Capital (to Average Assets)
          Consolidated ......................................      $57,005        10.1%    $22,624        4.0%         NA        NA
          Community Resource Bank ...........................       49,238         8.8%     22,419        4.0%    $28,024       5.0%

      Tier 1 Capital (to Risk Weighted Assets)
          Consolidated ......................................      $57,005        13.6%    $16,752        4.0%         NA        NA
          Community Resource Bank ...........................       49,238        11.8%     16,631        4.0%    $24,946       6.0%

      Total Capital (to Risk Weighted Assets)
          Consolidated ......................................      $61,667        14.7%    $33,505        8.0%         NA        NA
          Community Resource Bank ...........................       53,885        13.0%     33,262        8.0%    $41,577      10.0%

December 31, 2005
      Tier 1 Capital (to Average Assets)
          Consolidated ......................................      $52,370         9.6%    $21,880        4.0%         NA        NA
          ONB ...............................................       18,008         8.2%      8,784        4.0%    $10,979       5.0%
          SNB ...............................................       10,060         7.1%      5,700        4.0%      7,125       5.0%
          FNB ...............................................        7,155         8.9%      3,210        4.0%      4,012       5.0%
          BOR ...............................................        7,721         8.2%      3,784        4.0%      4,729       5.0%

      Tier 1 Capital (to Risk Weighted Assets)
          Consolidated ......................................      $52,370        12.7%    $16,438        4.0%         NA        NA
          ONB ...............................................       18,008        11.1%      6,499        4.0%    $ 9,749       6.0%
          SNB ...............................................       10,060         9.1%      4,416        4.0%      6,624       6.0%
          FNB ...............................................        7,155        10.1%      2,829        4.0%      4,243       6.0%
          BOR ...............................................        7,721        12.4%      2,488        4.0%      3,733       6.0%

      Total Capital (to Risk Weighted Assets)
          Consolidated ......................................      $57,592        14.0%    $32,877        8.0%         NA        NA
          ONB ...............................................       19,974        12.3%     12,999        8.0%    $16,248      10.0%
          SNB ...............................................       11,518        10.4%      8,831        8.0%     11,039      10.0%
          FNB ...............................................        8,040        11.4%      5,657        8.0%      7,071      10.0%
          BOR ...............................................        8,501        13.7%      4,977        8.0%      6,221      10.0%

NOTE 20 - CONDENSED FINANCIAL STATEMENTS

Presented below are the condensed financial statements for Community Bankshares, Inc. (Parent Company only):

COMMUNITY BANKSHARES, INC. (PARENT COMPANY ONLY)

                                                                                                              December 31,
                                                                                                              ------------
                                                                                                      2006                  2005
                                                                                                      ----                  ----
                                                                                                        (Dollars in thousands)
Condensed Balance Sheets
     Assets
    Cash .............................................................................                $ 4,541                $ 1,364
    Investment in banking subsidiaries ...............................................                 54,868                 48,646
    Investment in nonbanking subsidiaries ............................................                  1,806                  1,797
    Securities available-for-sale, at fair value .....................................                     96                     96
    Loans to nonbanking subsidiary ...................................................                      -                  3,813
    Premises and equipment - net .....................................................                  1,633                  3,263
    Goodwill .........................................................................                    921                    921
    Other assets .....................................................................                     96                  2,167
                                                                                                      -------                -------
        Total assets .................................................................                $63,961                $62,067
                                                                                                      =======                =======
Liabilities
    Short-term borrowings ............................................................                    $ -                $ 2,000
    Long-term debt ...................................................................                 10,310                 10,310
    Other liabilities ................................................................                  1,027                    765
Shareholders' equity .................................................................                 52,624                 48,992
                                                                                                      -------                -------
        Total liabilities and shareholders' equity ...................................                $63,961                $62,067
                                                                                                      =======                =======

                                                                                                    Years Ended December 31,
                                                                                                    ------------------------
                                                                                              2006           2005            2004
                                                                                              ----           ----            ----
                                                                                                      (Dollars in thousands)
Condensed Statements of Income
     Income
         Management fees from subsidiaries .........................................        $   249         $ 3,086         $ 2,286
         Dividends received from banking subsidiaries ..............................          2,480           4,266           2,679
         Interest income ...........................................................            241             428             180
         Other income ..............................................................              4               4              16
                                                                                            -------         -------         -------
             Total income ..........................................................          2,974           7,784           5,161
                                                                                            -------         -------         -------
     Expenses
         Salaries and employee benefits ............................................              -           1,868           1,397
         Premises and equipment ....................................................             48             683             628
         Supplies ..................................................................              -              80             109
         Directors' fees ...........................................................              -              62              53
         Interest expense ..........................................................            890             675             408
         Other expenses ............................................................            203           1,447             918
                                                                                            -------         -------         -------
             Total expenses ........................................................          1,141           4,815           3,513
                                                                                            -------         -------         -------
     Income before income taxes and equity in
         undistributed earnings of subsidiaries ....................................          1,833           2,969           1,648
     Income tax (benefit) ..........................................................           (246)           (441)           (364)
     Equity in undistributed (loss) earnings of banking subsidiaries ...............          2,920          (2,507)          1,664
     Equity in undistributed earnings (loss) of nonbanking subsidiary ..............             10             108            (467)
                                                                                            -------         -------         -------
     Net income ....................................................................        $ 5,009         $ 1,011         $ 3,209
                                                                                            =======         =======         =======

                                                                                                   Years Ended December 31,
                                                                                                   ------------------------
                                                                                             2006           2005              2004
                                                                                             ----           ----              ----
                                                                                                     (Dollars in thousands)
Condensed Statements of Cash Flows
     Operating activities
         Net income ................................................................       $  5,009        $  1,011        $  3,209
             Adjustments to reconcile net income to net
                 cash provided by operating activities
                     Equity in undistributed (earnings) loss
                       of subsidiaries .............................................         (2,930)          2,399          (1,197)
                     Depreciation and amortization .................................             48             354             332
                     Decrease (increase) in other assets ...........................          2,071          (2,071)             83
                     Increase in other liabilities .................................            262               9             332
                                                                                           --------        --------        --------
                       Net cash provided by
                          operating activities .....................................          4,460           1,702           2,759
                                                                                           --------        --------        --------
     Investing activities
         Net decrease (increase) in loans to nonbanking subsidiaries ...............          3,813           1,070          (4,883)
         Investment in SCB Capital Trust ...........................................              -               -            (310)
         Investments in banking subsidiaries .......................................           (719)         (3,000)         (3,000)
         Investment in nonbanking subsidiary .......................................              -            (218)           (126)
         Purchases of premises and equipment .......................................           (826)         (2,580)           (360)
                                                                                           --------        --------        --------
                       Net cash provided (used) by investing activities ............          2,268          (4,728)         (8,679)
                                                                                           --------        --------        --------
     Financing activities
         (Decrease) increase in short-term borrowings, net .........................         (2,000)          2,000            (635)
         Proceeds of issuing long-term debt ........................................              -               -          10,310
         Sale of common stock ......................................................             16              14               -
         Exercise of stock options .................................................            385             146             640
         Cash dividends paid .......................................................         (1,952)         (1,761)         (1,744)
                                                                                           --------        --------        --------
                       Net cash provided (used) by financing activities ............         (3,551)            399           8,571
                                                                                           --------        --------        --------
     (Decrease) increase in cash and cash equivalents ..............................          3,177          (2,627)          2,651
     Cash and cash equivalents, beginning ..........................................          1,364           3,991           1,340
                                                                                           --------        --------        --------
     Cash and cash equivalents, ending .............................................       $  4,541        $  1,364        $  3,991
                                                                                           ========        ========        ========

NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                              Years Ended December 31,
                                                                              ------------------------
                                                                    2006                                      2005
                                                                    ----                                      ----
                                                      Fourth   Third     Second    First     Fourth      Third    Second     First
                                                     Quarter   Quarter   Quarter   Quarter   Quarter    Quarter   Quarter   Quarter
                                                     -------   -------   -------   -------   -------    -------   -------   -------
Interest and dividend income .....................   $ 9,722   $ 9,616   $ 9,103   $ 8,613   $ 8,464    $ 8,295   $ 7,696   $ 7,151
Interest expense .................................     4,307     4,072     3,736     3,386     3,157      2,929     2,503     2,216
                                                     -------   -------   -------   -------   -------    -------   -------   -------

Net interest income ..............................     5,415     5,544     5,367     5,227     5,307      5,366     5,193     4,935
Provision for loan losses ........................       995       665       675       615     6,302      2,300       585       450
                                                     -------   -------   -------   -------   -------    -------   -------   -------

Net interest income after provision ..............     4,420     4,879     4,692     4,612      (995)     3,066     4,608     4,485
Noninterest income ...............................     2,354     1,958     2,060     1,933     1,897      2,295     2,044     1,777
Gains (losses) on sales of securities ............         -         -         -         1         -          -         -       (10)
Noninterest expenses .............................     5,062     4,906     4,632     4,627     4,598      4,449     4,225     4,119
                                                     -------   -------   -------   -------   -------    -------   -------   -------

Income (loss) before income taxes ................     1,712     1,931     2,120     1,919    (3,696)       912     2,427     2,133
Provision for income taxes .......................       478       730       747       718    (1,214)       330       876       773
                                                     -------   -------   -------   -------   -------    -------   -------   -------

Net income (loss) ................................   $ 1,234   $ 1,201   $ 1,373   $ 1,201   $(2,482)   $   582   $ 1,551   $ 1,360
                                                     =======   =======   =======   =======   =======    =======   =======   =======

Earnings (loss) per share
Basic ............................................   $  0.28   $  0.27   $  0.31   $  0.27   $ (0.56)   $  0.13   $  0.35   $  0.31
Diluted ..........................................      0.27      0.27      0.30      0.27     (0.56)      0.13      0.35      0.30

In early 2005 management hired a Chief Credit Officer, enhanced its loan administration process and engaged the services of a new external loan review firm. The new loan review firm's initial series of reviews were completed during the second and third quarter of 2005. Based on those reviews, and further work conducted by management, significant increases were recorded in the Corporation's loan loss provision during the last two quarters of 2005. Loan loss provision expense was significantly reduced during 2006 as a result of these and other initiatives. In the fourth quarter of 2006, the Bank recognized a gain of $514,000 on the sale of $8,100,000 from its loan portfolio.

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

Item 9A(T).  Controls and Procedures

         This item is not yet applicable.

Item 9B.  Other Information

No information required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 was not so disclosed.


                                    PART III

Item 10.  Directors, Executive Officers and Corporate Governance

         The information set forth under the captions "Management - Directors," "Management - Executive Officers," "Committees of the Board of Directors - Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in conjunction with the 2007 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

Audit Committee Financial Expert

         The Corporation's board of directors has determined that the Corporation does not have an "audit committee financial expert," as that term is defined by Item 407(d)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee. The Corporation's audit committee is a committee of directors who are independent of the Corporation and its management. After reviewing the experience and training of all of the Corporation's independent directors, the board of directors has concluded that no independent director meets the SEC's very demanding definition. Therefore, it would be necessary to find a qualified individual willing to serve as both a director and member of the audit committee and have that person elected by the shareholders in order to have an "audit committee financial expert" serve on the Corporation's audit committee. The Corporation's audit committee is, however, authorized to use consultants to provide financial accounting expertise in any instance where members of the committee believe such assistance would be useful.

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

Item 11.  Executive Compensation

         The information set forth under the caption "Management Compensation" in the 2007 Proxy Statement is incorporated herein by reference; provided, however, pursuant to the Instructions to Item 407(e)(5) of Regulation S-K the "Compensation Committee Report" shall be deemed to be "furnished" and not "filed" and will not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of being so furnished.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

         Equity Compensation Plan Information. The following table sets forth aggregated information as of December 31, 2006 about all of the Corporation's compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance.

                                                                                                              Number of securities
                                                                                                             remaining available for
                                                                                         Weighted average    future issuance under
                                                                Number of securities to  exercise price of   equity compensation
                                                                be issued upon exercise    outstanding         plans (excluding
                                                                of outstanding options,  options, warrants   securities reflected in
                                                                   warrants and rights      and rights           columns (a))
Stock option plan                                                           (a)                 (b)                  (c)
-----------------                                               ----------------------   -----------------   -----------------------

Equity compensation plans approved by security holders ........          437,981           $   14.41                 347,619

Equity compensation plans not approved by security holders ....               NA                  NA                      NA

Total .........................................................          437,981           $   14.41                 347,619


The Corporation's 1997 Stock Option Plan, and issuance of up to 785,600 shares under that plan, have previously been approved by shareholders.

Item 13.   Certain   Relationships   and  Related   Transactions   and  Director
           Independence

         The information set forth under the captions "Certain Relationships and Related Transactions" and "Governance Matters - Board Member Independence" in the Proxy Statement is incorporated herein by reference. Each member of our Audit, Compensation and Governance and Nominating Committee is independent as defined in the American Stock Exchange's listing standards.


Item 14.  Principal Accountant Fees and Services

         The information set forth under the caption "Independent Registered Public Accounting Firm - Fees Billed by Independent Auditors" and "- Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of
Independent   Auditors"  in  the  Proxy  Statement  is  incorporated  herein  by reference.

Item 15.  Exhibits and Financial Statement Schedules

(a) (1) All financial statements:

Consolidated Balance Sheets, December 31, 2006 and 2005
Consolidated Statements of Income, Years Ended December 31, 2006, 2005 and
     2004
Consolidated Statements of Changes in Shareholders' Equity, Years Ended
     December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows, Years Ended December 31, 2006, 2005
     and 2004
Notes to Consolidated Financial Statements

(2) Financial statement schedules:

Quarterly Data for 2006 and 2005

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

         10.1       1997  Stock  Option  Plan,  as  amended   (incorporated   by
                    reference to exhibits to Registrant's Form S-8 (File No. 333-118119)).

         10.2 Lease for site of Florence National Bank (incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1999).

         10.3 Indenture, dated as of March 1, 2004, between Registrant and Wells Fargo Bank, National Association (incorporated by reference to exhibits filed with Registrant's Form 10-Q for the quarter ended March 31, 2004 ("First Quarter 2004 Form 10-Q")).

         10.4 Amended and Restated Declaration of Trust, dated March 10, 2004, among the Trustees and Administrators named therein and SCB Capital Trust I (incorporated by reference to the First Quarter 2004 Form 10-Q).

         10.5 Guaranty Agreement, dated as of March 10, 2004, between Registrant and Wells Fargo Bank, National Association (incorporated by reference to the First Quarter 2004 Form 10-Q).

         10.6 Form of Employment Agreement between the Corporation and Samuel L. Erwin (incorporated by reference to the 2004 Form 10-K).

         10.7       Form of Employment  Agreement  between the  Corporation  and
                    each  of   William   W.   Traynham   and   Michael  A  Wolfe
                    (incorporated by reference to the 2004 Form 10-K).

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


                                                           DATED: March 26, 2007

By:  s/ Samuel L. Erwin
----------------------------------
     Samuel L. Erwin
     Chief Executive Officer


By  s/ William W. Traynham, Jr.
----------------------------------
     William W. Traynham, Jr.
     Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


s/ E. J. Ayers, Jr.                                   Date: March 26, 2007
----------------------------------
E. J. Ayers, Jr., Director


s/Alvis J. Bynum                                       Date: March 26, 2007
----------------------------------
Alvis J. Bynum, Director


----------------------------------
Martha Rose C. Carson, Director


s/ Anna O. Dantzler                                    Date: March 26, 2007
----------------------------------
Anna O. Dantzler, Director


s/ Thomas B. Edmunds                                  Date: March 26, 2007
----------------------------------
Thomas B. Edmunds, Director


s/ Samuel L. Erwin                                     Date: March 26, 2007
----------------------------------
Samuel L. Erwin, Director


s/ Charles E. Fienning                                 Date: March 26, 2007
----------------------------------
Charles E. Fienning, Director


s/ J. M. Guthrie                                       Date: March 26, 2007
----------------------------------
J. M. Guthrie, Director


s/ Richard L. Havekost                                 Date: March 26, 2007
----------------------------------
Richard L. Havekost, Director


s/ John V. Nicholson                                   Date: March 26, 2007
----------------------------------
John V. Nicholson, Director


s/ Samuel F. Reid, Jr.                                 Date: March 26, 2007
----------------------------------
Samuel F. Reid, Jr., Director
s/ Charles P. Thompson, Jr.                            Date: March 26, 2007
----------------------------------
Charles P. Thompson, Jr., Director


----------------------------------
Wm. Reynolds Williams, II, Director

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

         10.1       1997  Stock  Option  Plan,  as  amended   (incorporated   by
                    reference to exhibits to Registrant's Form S-8 (File No. 333-118119)).

         10.2 Lease for site of Florence National Bank (incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1999).

         10.3 Indenture, dated as of March 1, 2004, between Registrant and Wells Fargo Bank, National Association (incorporated by reference to exhibits filed with Registrant's Form 10-Q for the quarter ended March 31, 2004 ("First Quarter 2004 Form 10-Q")).

         10.4 Amended and Restated Declaration of Trust, dated March 10, 2004, among the Trustees and Administrators named therein and SCB Capital Trust I (incorporated by reference to the First Quarter 2004 Form 10-Q).

         10.5 Guaranty Agreement, dated as of March 10, 2004, between Registrant and Wells Fargo Bank, National Association (incorporated by reference to the First Quarter 2004 Form 10-Q).

         10.6 Form of Employment Agreement between the Corporation and Samuel L. Erwin (incorporated by reference to the 2004 Form 10-K).

         10.7       Form of Employment  Agreement  between the  Corporation  and
                    each  of   William   W.   Traynham   and   Michael  A  Wolfe
                    (incorporated by reference to the 2004 Form 10-K).

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