Form 10-Q
period 2007-03-31
COMMUNITY BANKSHARES INC /SC/
filed 2007-05-14
CIK 894508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2007      Commission File No. 000-22054


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

         Yes [ ] No [X]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value, 4,475,232 shares outstanding on May 2, 2007.

                           COMMUNITY BANKSHARES, INC.

                                    FORM 10-Q

                                      Index

                                                                            Page
PART I -   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets ....................................  3
           Consolidated Statements of Income ..............................  4
           Consolidated Statements of Changes in Shareholders' Equity .....  5
           Consolidated Statements of Cash Flows ..........................  6
           Notes to Unaudited Consolidated Financial Statements ...........  7

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..........................  9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ..... 20

Item 4T.   Controls and Procedures ........................................ 20

PART II -  OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..... 21

Item 6.    Exhibits........................................................ 21

SIGNATURES ................................................................ 22

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheets

                                                                                                   (Unaudited)
                                                                                                     March 31,          December 31,
                                                                                                       2007                 2006
                                                                                                       -----                ----
                                                                                                        (Dollars in thousands)
Assets
     Cash and due from banks .................................................................         $  16,833          $  17,622
     Federal funds sold ......................................................................             9,394             29,102
                                                                                                       ---------          ---------
            Total cash and cash equivalents ..................................................            26,227             46,724
     Interest-bearing deposits with other banks ..............................................             1,695              1,926
     Securities available-for-sale ...........................................................            81,268             84,783
     Securities held-to-maturity (estimated fair value $1,750 for 2007
          and $1,750 for 2006) ...............................................................             1,750              1,750
     Other investments .......................................................................             3,345              3,246
     Loans held for sale .....................................................................             9,023              9,235
     Loans receivable ........................................................................           424,328            409,720
         Less, allowance for loan losses .....................................................            (4,961)            (4,662)
                                                                                                       ---------          ---------
            Net loans ........................................................................           419,367            405,058
     Premises and equipment - net ............................................................            10,355             10,307
     Accrued interest receivable .............................................................             3,815              3,821
     Net deferred income tax assets ..........................................................             1,192              1,231
     Goodwill ................................................................................             4,321              4,321
     Core deposit intangible assets ..........................................................             2,530              2,591
     Prepaid expenses and other assets .......................................................             2,644              3,524
                                                                                                       ---------          ---------

            Total assets .....................................................................         $ 567,532          $ 578,517
                                                                                                       =========          =========

Liabilities
     Deposits
         Noninterest bearing .................................................................         $  60,674          $  61,693
         Interest-bearing ....................................................................           409,096            421,928
                                                                                                       ---------          ---------
            Total deposits ...................................................................           469,770            483,621
     Short-term borrowings ...................................................................            12,125             12,948
     Long-term debt ..........................................................................            29,685             26,188
     Accrued interest payable ................................................................             1,573              1,578
     Accrued expenses and other liabilities ..................................................               921              1,558
                                                                                                       ---------          ---------
            Total liabilities ................................................................           514,074            525,893
                                                                                                       ---------          ---------

Shareholders' equity
     Common stock - no par value; 12,000,000 shares authorized; issued and
         outstanding - 4,468,502 for 2007 and 4,426,648 for 2006 .............................            30,843             30,603
     Additional paid-in capital ..............................................................                27                  -
     Retained earnings .......................................................................            22,851             22,382
     Accumulated other comprehensive income (loss) ...........................................              (263)              (361)
                                                                                                       ---------          ---------
            Total shareholders' equity .......................................................            53,458             52,624
                                                                                                       ---------          ---------

            Total liabilities and shareholders' equity .......................................         $ 567,532          $ 578,517
                                                                                                       =========          =========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Income

                                                                                                              (Unaudited)
                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                               ---------
                                                                                                       2007                  2006
                                                                                                      -----                  ----
                                                                                                         (Dollars in thousands,
                                                                                                          except per share)
Interest and dividend income
     Loans, including fees ...........................................................                 $8,157                 $7,683
     Interest-bearing deposits with other banks ......................................                     33                     20
     Debt securities .................................................................                  1,016                    553
     Dividends .......................................................................                     47                     34
     Federal funds sold ..............................................................                    180                    323
                                                                                                       ------                 ------
         Total interest and dividend income ..........................................                  9,433                  8,613
                                                                                                       ------                 ------

Interest expense
     Deposits
     Time deposits $100M and over ....................................................                    993                    859
     Other deposits ..................................................................                  2,645                  1,944
                                                                                                       ------                 ------
         Total interest expense on deposits ..........................................                  3,638                  2,803
     Short-term borrowings ...........................................................                    116                    101
     Long-term debt ..................................................................                    437                    482
                                                                                                       ------                 ------
         Total interest expense ......................................................                  4,191                  3,386
                                                                                                       ------                 ------

Net interest income ..................................................................                  5,242                  5,227
Provision for loan losses ............................................................                    375                    615
                                                                                                       ------                 ------
Net interest income after provision ..................................................                  4,867                  4,612
                                                                                                       ------                 ------

Noninterest income
     Service charges on deposit accounts .............................................                    891                    832
     Mortgage brokerage income .......................................................                    655                    837
     Net securities gains ............................................................                      2                      1
     Other ...........................................................................                    277                    264
                                                                                                       ------                 ------
         Total noninterest income ....................................................                  1,825                  1,934
                                                                                                       ------                 ------

Noninterest expenses
     Salaries and employee benefits ..................................................                  2,934                  2,579
     Premises and equipment ..........................................................                    562                    624
     Advertising .....................................................................                    143                     75
     Supplies ........................................................................                    125                     72
     Other ...........................................................................                  1,350                  1,277
                                                                                                       ------                 ------
         Total noninterest expenses ..................................................                  5,114                  4,627
                                                                                                       ------                 ------

Income before income taxes ...........................................................                  1,578                  1,919
Income tax expense ...................................................................                    573                    718
                                                                                                       ------                 ------
Net income ...........................................................................                 $1,005                 $1,201
                                                                                                       ======                 ======

Per share
     Net income ......................................................................                 $ 0.23                 $ 0.27
     Net income - diluted ............................................................                   0.22                   0.27
     Cash dividends declared .........................................................                   0.12                   0.11

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Changes in Shareholders' Equity

                                                                          (Unaudited)

                                                                    Common Stock
                                                                    ------------    Additional              Accumulated
                                                             Number of                Paid-in   Retained Other Comprehensive
                                                              Shares        Amount    Capital   Earnings    Income (Loss)    Total
                                                              ------        ------    -------   --------    -------------    -----
                                                                          (Dollars in thousands, except per share)

Balance, January 1, 2006 ................................   4,404,303   $  30,202   $       -   $  19,325    $    (535)   $  48,992
                                                                                                                          ---------
Comprehensive income
    Net income ..........................................           -           -           -       1,201            -        1,201
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $25 .....           -           -           -           -          (44)         (44)
    Reclassification adjustment for losses (gains)
      realized in income, net of income taxes of $0 .....           -           -           -           -           (1)          (1)
                                                                                                                          ---------
        Total other comprehensive income (loss) .........           -           -           -           -            -          (45)
                                                                                                                          ---------
          Total comprehensive income ....................           -           -           -           -            -        1,156
                                                                                                                          ---------
Proceeds of sale of common stock ........................       1,000          16           -           -            -           16
Exercise of employee stock options ......................      21,345         239           -           -            -          239
Cash dividends declared, $.11 per share .................           -           -           -        (486)           -         (486)
                                                            ---------   ---------   ---------   ---------    ---------    ---------
Balance, March 31, 2006 .................................   4,426,648   $  30,457   $       -   $  20,040    $    (580)   $  49,917
                                                            =========   =========   =========   =========    =========    =========


Balance, January 1, 2007 ................................   4,441,220   $  30,603         $ -   $  22,382    $    (361)   $  52,624
                                                                                                                          ---------
Comprehensive income
    Net income ..........................................           -           -           -       1,005            -        1,005
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $48 .....           -           -           -           -           99           99
    Reclassification adjustment for losses (gains)
      realized in income, net of income taxes of $1 .....           -           -           -           -           (1)          (1)
                                                                                                                          ---------
        Total other comprehensive income (loss) .........           -           -           -           -            -           98
                                                                                                                          ---------
          Total comprehensive income ....................           -           -           -           -            -        1,103
                                                                                                                          ---------
Share-based compensation ................................           -           -          27           -            -           27
Proceeds of sale of common stock ........................         500           8           -           -            -            8
Exercise of employee stock options ......................      26,782         232           -           -            -          232
Cash dividends declared, $.12 per share .................           -           -           -        (536)           -         (536)
                                                            ---------   ---------   ---------   ---------    ---------    ---------
Balance, March 31, 2007 .................................   4,468,502   $  30,843   $      27   $  22,851    $    (263)   $  53,458
                                                            =========   =========   =========   =========    =========    =========









See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Cash Flows

                                                                                                                 (Unaudited)
                                                                                                            Three Months Ended
                                                                                                                  March 31,
                                                                                                                  ---------
                                                                                                          2007               2006
                                                                                                          ----               ----
                                                                                                             (Dollars in thousands)
Operating activities
     Net income ..............................................................................          $  1,005           $  1,201
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Depreciation and amortization ....................................................               289                314
            Net (accretion) amortization of securities .......................................                (8)                 6
            Provision for loan losses ........................................................               375                615
            Net securities gains .............................................................                (2)                (1)
            Proceeds of sales of loans held for sale .........................................            35,627             51,178
            Originations of loans held for sale ..............................................           (35,415)           (52,036)
            Losses on sales of other real estate .............................................                 5                  -
            (Increase) decrease in accrued interest receivable ...............................                (1)               236
            Decrease in other assets .........................................................               828                458
            (Decrease) increase in accrued interest payable ..................................                (5)                33
            Decrease (increase) in other liabilities .........................................              (637)               570
            Share-based compensation .........................................................                27                  -
                                                                                                        --------           --------
                Net cash provided by operating activities ....................................             2,088              2,574
                                                                                                        --------           --------

Investing activities
     Net decrease (increase) in interest-bearing deposits with other banks ...................               231               (809)
     Purchases of available-for-sale securities ..............................................            (1,966)            (2,499)
     Maturities, calls and paydowns of available-for-sale securities .........................             5,635              3,705
     Proceeds of sales of other investments ..................................................               238                  -
     Purchases of other investments ..........................................................              (337)               (71)
     Net increase in loans made to customers .................................................           (15,016)            (4,629)
     Purchases of premises and equipment .....................................................              (276)              (737)
     Proceeds from sales of foreclosed assets ................................................               379                  -
                                                                                                        --------           --------
                Net cash used by investing activities ........................................           (11,112)            (5,040)
                                                                                                        --------           --------

Financing activities
     Net decrease in deposits ................................................................           (13,851)            (4,544)
     Net (decrease) increase in short-term borrowings ........................................              (823)             1,516
     Proceeds from issuing long-term debt ....................................................             7,500                  -
     Repayment of long-term debt .............................................................            (4,003)              (503)
     Proceeds from sale of stock .............................................................                 8                 16
     Exercise of employee stock options ......................................................               232                239
     Cash dividends paid .....................................................................              (536)              (486)
                                                                                                        --------           --------
                Net cash used by financing activities ........................................           (11,473)            (3,762)
                                                                                                        --------           --------
Decrease in cash and cash equivalents ........................................................           (20,497)            (6,228)
Cash and cash equivalents, beginning of period ...............................................            46,724             51,991
                                                                                                        --------           --------
Cash and cash equivalents, end of period .....................................................          $ 26,227           $ 45,763
                                                                                                        ========           ========

Supplemental disclosures of cash flow information
     Cash payments for interest ..............................................................          $  4,196           $  3,353
                                                                                                        ========           ========
     Cash payments for income taxes ..........................................................          $     48           $      -
                                                                                                        ========           ========

Supplemental disclosures of non-cash investing activities
     Transfers of loans receivable to other real estate ......................................          $    276           $      -
                                                                                                        ========           ========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Accounting Principles - A summary of significant accounting policies and the audited financial statements for 2006 are included in Community Bankshares, Inc.'s (the "Company" or "CBI") Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

Management Opinion - The interim financial statements in this report are unaudited. In the opinion of management, all the adjustments necessary to present a fair statement of the results for the interim period have been made. Such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 2006 Annual Report on Form 10-K.

Nonperforming Loans - As of March 31, 2007, there were $6,326,000 in nonaccrual loans and $167,000 in loans 90 or more days past due and still accruing interest.

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

                                                                                                            (Unaudited)
                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                              ---------
                                                                                                       2007                 2006
                                                                                                       ----                 ----
                                                                                                      (Dollars in thousands,
                                                                                                      except per share amounts)

Net income per share, basic
  Numerator - net income .............................................................             $    1,005             $    1,201
                                                                                                   ==========             ==========
  Denominator
    Weighted average common shares issued and outstanding ............................              4,448,546              4,414,059
                                                                                                   ==========             ==========

               Net income per share, basic ...........................................             $      .23             $      .27
                                                                                                   ==========             ==========

Net income per share, assuming dilution
  Numerator - net income .............................................................             $    1,005             $    1,201
                                                                                                   ==========             ==========
  Denominator
    Weighted average common shares issued and outstanding ............................              4,448,546              4,414,059
    Effect of dilutive stock options .................................................                 62,091                 84,916
                                                                                                   ----------             ----------
               Total shares ..........................................................              4,510,637              4,498,975
                                                                                                   ==========             ==========
               Net income per share, assuming dilution ...............................             $      .22             $      .27
                                                                                                   ==========             ==========

Stock-Based Compensation - Effective January 1, 2006, the Company began accounting for compensation expenses related to stock options granted to employees and directors under the recognition and measurement principles of Statement of Accounting Standards No. 123(R) "Share-Based Payment" ("SFAS 123(R)) using the modified prospective application method. The Company had previously elected to continue using the methodology of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees," to account for compensation expenses related to stock-based compensation until the mandatory effective date for SFAS 123(R).

Options previously issued under the Company's plans had no intrinsic value at the grant date and no compensation cost was recognized in accordance with APB No. 25. Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," required entities to provide pro forma disclosures of net income, and earnings per share, as if the fair value based method of accounting promulgated by that standard had been applied. Under the modified prospective application method of SFAS 123(R), the Company is required to apply SFAS 123(R) only to new awards and to awards modified, repurchased or cancelled after the required effective date. Compensation cost would also be recognized for the portions of previously granted awards outstanding which had not vested on the effective date. The Company had no such awards outstanding as of January 1, 2006 and the Company made no awards of stock options during 2006. During the first quarter of 2007, stock-based compensation included in salaries and employee benefits totaled $27,000.

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

The Debentures are redeemable at par at the option of CBI, in whole or in part, on any interest payment date on or after April 7, 2009. Prior to that date, the Debentures are redeemable at 105% of par upon the occurrence of certain events that would have a negative effect on the Trust or that would cause it to be required to be registered as an investment company under the Investment Company Act of 1940 or that would cause the trust preferred securities not to be eligible to be treated as Tier 1 capital by the Federal Reserve Board. Upon repayment or redemption of the Debentures, the Trust will use the proceeds of the transaction to redeem an equivalent amount of trust preferred securities and trust common securities. The Trust's obligations under the trust preferred securities are unconditionally guaranteed by CBI.

The Company's investment in the Trust is carried at cost in other assets and the debentures are included in long-term debt in the consolidated balance sheet.

New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS No. 159" or the "Statement") which is effective for fiscal years beginning after November 15, 2007. Under the provisions of SFAS No. 159, entities may choose, but are not required, to measure many financial instruments and certain other items at their fair values, with changes in the fair values of those instruments reported in earnings. While most of the Statement's provisions apply only to entities that elect the fair value option, SFAS No. 159 also applies to all entities with trading and available-for-sale securities, such as the Company. The Company has not determined what effect, if any, the Statement will have on its future financial statements, other agreements, or planned or intended changes in business practices.

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

     o    the Company's growth and ability to maintain growth;

     o governmental monetary and fiscal policies, as well as legislative and regulatory changes;

     o the effects of interest rate changes on our level and composition of deposits, loan demand and the value of our loan collateral and securities;

     o the effects of competition from other financial institutions operating in the Company's market areas and elsewhere, including institutions operating locally, regionally, nationally and internationally;

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

Critical Accounting Policies

         CBI has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of CBI's financial statements. The significant accounting policies of CBI are described in detail in the notes to CBI's audited consolidated financial statements included in CBI's 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

         CBI is a holding company for a community bank and a mortgage company and, as a financial institution, believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the sections "Allowance for Loan Losses" and "Provision for Loan Losses" in the Annual Report on Form 10-K for 2006 for a detailed description of CBI's estimation process and methodology related to the allowance for loan losses.


RESULTS OF OPERATIONS

Changes in Financial Condition

         During the three months ended March 31, 2007, deposits decreased by $13,851,000, or 2.9%, due to a net seasonal outflow of deposits related to local government tax receipts and to the Company's deliberate actions to reduce certain high cost time deposits. Loans increased by $14,608,000, or 3.6%, during the period. Real estate mortgage and construction loans increased by $20,031,000, or 6.8%, during the 2007 period. Funding for these changes was provided primarily by decreasing the Company's cash and federal funds sold positions and by allowing some maturities, calls and paydowns of the Company's investments in securities available-for-sale to occur without reinvestment. In addition, the Company increased long-term debt by $3,497,000 during the first quarter of 2007.

Earnings Performance

         For the quarter ended March 31, 2007, CBI earned consolidated net income of $1,005,000, compared with $1,201,000 for the comparable period of 2006, a decrease of $196,000 or 16.3%. Basic earnings per share were $.23 in the 2007 period, compared with $.27 for the 2006 quarter. Diluted earnings per share were $.22 for the 2007 period and $.27 for the 2006 period.

         Net interest income for the first quarter of 2007 was substantially unchanged from the amount reported for the first quarter of 2006. The positive effects of higher average amounts of securities and higher rates earned on loans and securities in 2007 were substantially offset by higher interest expenses resulting primarily from higher rates paid for interest bearing deposit accounts. The Federal Reserve's Open Market Committee (the "Committee") continued to hold steady the federal funds rates throughout the 2007 first quarter. At present, market interest rates for shorter-term financial instruments generally exceed the rates for longer-term financial instruments. Interest rates have generally increased for the Company's pre-existing variable rate loans and the Company is currently charging higher rates for new and renewed loans. The Company also realized higher rates for federal funds sold and new investments in securities during the 2007 first quarter. The Company's funding sources primarily are short-term deposits, and rates associated with those sources, as well as any short-term borrowings and long-term debt incurred during the 2007 period, have also been subject to the increases. The interest rate spread (yield earned on average earning assets less the rate paid on average interest bearing liabilities) for the first three months of 2007 was 6 basis points lower than for the same period of 2006.

         The results for the 2007 period were affected favorably by the regular re-evaluation of the Company's allowance for loan losses, which resulted in a decrease of $240,000 in the provision for loan losses compared with the same period of 2006.

         Noninterest income for the 2007 first quarter was $109,000 less than for the same period of 2006 primarily due to a decrease of $182,000 in mortgage brokerage income. Service charges assessed on deposit accounts and for other services increased by $59,000 in the 2007 period over the prior year amount.

         Noninterest expense for the first quarter of 2007 was $487,000 more than for the same period of 2006 primarily due to increases of $355,000 in salaries and employee benefits and $121,000 in advertising and supplies expenses, partially offset by a $62,000 decrease in expenses for premises and equipment during the 2007 period.

         Much of the increase in salaries and employee benefits is attributable to management's decision to augment its lending staff. During the past twelve months, the Bank has added six highly experienced lending officers to its staff, only one of whom was a replacement. However, largely as a result of the efforts of the new lending officers, the loan portfolio increased 3.6%, or $14.6 million, during the first quarter of 2007, which is expected to have a positive impact on earnings in future periods.

                                                                              Summary Income Statement
                                                                              ------------------------
                                                                               (Dollars in thousands)
For the Three Months Ended March 31,                       2007                2006            Dollar Change     Percentage Change
                                                           ----                ----            -------------     -----------------
Interest income ....................................      $9,433              $8,613              $  820                9.5%
Interest expense ...................................       4,191               3,386                 805               23.8%
                                                          ------              ------              ------
Net interest income ................................       5,242               5,227                  15                0.3%
Provision for loan losses ..........................         375                 615                (240)             -39.0%
Noninterest income .................................       1,825               1,934                (109)              -5.6%
Noninterest expenses ...............................       5,114               4,627                 487               10.5%
Income tax expense .................................         573                 718                (145)             -20.2%
                                                          ------              ------              ------
Net income .........................................      $1,005              $1,201              $ (196)             -16.3%
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

         Interest income increased by $820,000, or 9.5%, in the 2007 first quarter compared with the same 2006 period. Interest income from loans increased from $7,683,000 in the 2006 period to $8,157,000 in the 2007 period primarily due to higher rates charged on loans outstanding. The Company sold approximately $8,162,000 of loans during the fourth quarter of 2006 and gross charge-offs of loans during 2006 totaled $11,365,000. These events led to a lower amount of average loans in the first quarter of 2007 compared with the first quarter of 2006 despite a $14,608,000 increase in the period-ending amount of loans compared with the ending amount as of December 31, 2006. The amount of interest earned on investment securities in the first quarter of 2007 was $476,000, or 81.1%, higher than in the 2006 period due to both increased average volumes and higher yields earned. Interest earned on federal funds sold decreased by $143,000, or 44.3%, from the amount for the first quarter of 2006 primarily due to a decrease of $15,437,000, or 52.2%, in the average amount of such funds outstanding during the period.

         Interest expense for deposits increased from $2,803,000 for the 2006 period to $3,638,000 for the 2007 period primarily due to higher rates associated with all categories of interest bearing deposits. The average rate paid for all interest bearing deposits was 3.56% during the 2007 period, compared with 2.87% during the 2006 period. Larger average amounts of interest-bearing deposits, especially savings and time deposits, also contributed to this increased interest expense. During the first three months of 2007, the Company reduced rates offered for certain new time deposit accounts. These actions are expected to reduce the volume of new interest bearing deposits and reduce the rate of future increases in deposit interest expenses.

         In the first quarter of 2007, interest expense for long-term debt, which includes junior subordinated debentures and advances obtained from the Federal Home Loan Bank of Atlanta, totaled $437,000, a decrease of $45,000, or 9.3%, from the amount for the same period of 2006. Although average amounts of long-term debt outstanding decreased by $6,435,000, or 19.7%, the interest rate paid for such borrowings increased by 76 basis points.

         Interest expenses for short-term borrowings in the first quarter of 2007 were $116,000, an increase of $15,000, or 14.9%, over the amount for the same period of 2006, as a result of an increase of $1,550,000, or 15.1%, in the average amount of those borrowings.

                                                                                   Average Balances, Yields and Rates
                                                                                      Three Months Ended March 31,
                                                                                      ----------------------------
                                                                               2007                                 2006
                                                                               ----                                 ----
                                                                             Interest                             Interest
                                                               Average        Income /    Yields /    Average     Income /  Yields /
                                                              Balances        Expense     Rates (1)  Balances     Expense   Rates(1)
                                                              --------        -------     ---------  --------     -------   --------
                                                                                         (Dollars in thousands)
Assets
Interest earning deposits ...............................    $   2,547      $      33      5.25%    $   1,538     $      20    5.27%
Investment securities - taxable .........................       84,722          1,020      4.88%       57,868           540    3.78%
Investment securities - tax exempt (2) ..................        4,750             43      3.67%        5,423            47    3.51%
Federal funds sold ......................................       14,155            180      5.16%       29,592           323    4.43%
Loans, including loans held for sale (2)(3) .............      423,632          8,157      7.81%      430,109         7,683    7.24%
                                                             ---------      ---------               ---------     ---------
            Total interest earning assets ...............      529,806          9,433      7.22%      524,530         8,613    6.66%
Cash and due from banks .................................       17,330                                 16,236
Allowance for loan losses ...............................       (4,864)                               (11,343)
Premises and equipment ..................................       10,313                                  6,516
Intangible assets .......................................        6,880                                 10,446
Other assets ............................................        7,497                                  7,978
                                                             ---------                              ---------
            Total assets ................................    $ 566,962                              $ 554,363
                                                             =========                              =========

Liabilities and shareholders' equity
Interest bearing deposits
       Interest bearing transaction accounts ............    $  77,051      $     259      1.36%    $  73,906     $     219    1.20%
       Savings ..........................................       96,148            672      2.83%       85,521           451    2.14%
       Time deposits ....................................      241,571          2,707      4.54%      236,100         2,133    3.66%
                                                             ---------      ---------               ---------     ---------
            Total interest bearing deposits .............      414,770          3,638      3.56%      395,527         2,803    2.87%
Short-term borrowings ...................................       11,826            116      3.98%       10,276           101    3.99%
Long-term debt ..........................................       26,276            437      6.74%       32,711           482    5.98%
                                                             ---------      ---------               ---------     ---------
            Total interest bearing liabilities ..........      452,872          4,191      3.75%      438,514         3,386    3.13%
Noninterest bearing demand deposits .....................       59,068                                 63,186
Other liabilities .......................................        1,820                                  2,972
Shareholders' equity ....................................       53,202                                 49,691
                                                             ---------                              ---------
            Total liabilities and
              shareholders' equity ......................    $ 566,962                              $ 554,363
                                                             =========                              =========

Interest rate spread ....................................                                  3.47%                               3.53%
Net interest income and net yield on earning assets .....                   $   5,242      4.01%                  $   5,227    4.04%

----
(1)   Yields and rates are annualized.
(2) Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
(3) Nonaccruing loans are included in the loan balance and income from such loans is recognized on a cash basis. The amounts of such loans and income are not material.

Provision and Allowance for Loan Losses

         The provision for loan losses for the 2007 first quarter was $375,000, a decrease of $240,000, or 39.0%, from the $615,000 provided for the same period of 2006. This decrease was due primarily to a decrease in net charge-offs during the 2007 first quarter, as discussed below.

         Net charge-offs during the three months ended March 31, 2007 were $76,000, compared with $1,162,000 for the same period of 2006. The allowance for loan losses as of March 31, 2007 was 1.17% of loans outstanding, compared with 1.14% as of December 31, 2006 and 2.66% as of March 31, 2006.

         The activity in the allowance for loan losses is summarized in the following table:

                                                                           Three Months                                Three Months
                                                                              Ended               Year Ended                Ended
                                                                            March 31,             December 31,            March 31,
                                                                              2007                    2006                  2006
                                                                              ----                    ----                  ----
                                                                                            (Dollars in thousands)
Allowance at beginning of period .................................           $   4,662             $  11,641             $  11,641
Provision for loan losses ........................................                 375                 2,950                   615
Net charge-offs ..................................................                 (76)               (9,929)               (1,162)
                                                                             ---------             ---------             ---------
Allowance at end of period .......................................           $   4,961             $   4,662             $  11,094
                                                                             =========             =========             =========
Allowance as a percentage of loans outstanding ...................                1.17%                 1.14%                 2.66%

Loans at end of period ...........................................           $ 424,328             $ 409,720             $ 417,451
                                                                             =========             =========             =========


         Non-performing loans, consisting of nonaccrual loans and loans 90 or more days past due which are still accruing interest, totaled $6,493,000 as of March 31, 2007, compared with $4,946,000 as of December 31, 2006, an increase of $1,547,000 or 31.3%. The majority of non-performing loans as of March 31, 2007 were secured by commercial real estate and other collateral. Accordingly, the amount of such non-performing loans does not reflect the amount of probable loss that management estimates will be incurred with respect to those loans. The amount of such estimated loss is included in the allowance for loan losses.

         Following is a summary of non-performing loans as of March 31, 2007 and December 31, 2006:

                                                   March 31,    December 31,
                                                     2007          2006
                                                     ----          ----
                                                    (Dollars in thousands)
Non-performing loans
  Nonaccrual loans ..............................    $6,326       $4,714
  Past due 90 days or more and still accruing ...       167          232
                                                     ------       ------
                Total ...........................    $6,493       $4,946
                                                     ======       ======
Non-performing loans as a percentage of:
  Loans outstanding .............................      1.53%        1.21%
  Allowance for loan losses .....................    130.88%      106.09%

         The following table shows quarterly changes in non-performing and potential problem loans since December 31, 2004. Potential problem loans are loans as to which information about the borrowers' possible credit problems causes management to have serious doubts about their ability to comply with current repayment terms, which may result in subsequent classification of such loans as non-performing loans.

                                                         90 Days or
                                                        More Past Due      Total        Percentage                     Percentage
                                        Nonaccrual       and Still      Nonperforming    of Total     Potential         of Total
                                          Loans           Accruing         Loans           Loans     Problem loans       Loans
                                          -----           --------         -----           -----     -------------       -----
                                                                           (Dollars in thousands)
December 31, 2004 ................       $  4,941        $    137        $  5,078           1.29%     $  4,628            1.18%
Net change .......................            118             215             333                        2,972
                                         --------        --------        --------                     --------
March 31, 2005 ...................          5,059             352           5,411           1.33%        7,600            1.87%
Net change .......................            200              (9)            191                       10,400
                                         --------        --------        --------                     --------
June 30, 2005 ....................          5,259             343           5,602           1.35%       18,000            4.35%
Net change .......................          4,954              74           5,028                       (4,107)
                                         --------        --------        --------                     --------
September 30, 2005 ...............         10,213             417          10,630           2.57%       13,893            3.35%
Net change .......................          1,438             312           1,750                       15,420
                                         --------        --------        --------                     --------
December 31, 2005 ................         11,651             729          12,380           2.99%       29,313            7.08%
Net change .......................          3,128             949           4,077                       (2,767)
                                         --------        --------        --------                     --------
March 31, 2006 ...................         14,779           1,678          16,457           3.94%       26,546            6.36%
Net change .......................         (3,628)         (1,476)         (5,104)                      (3,461)
                                         --------        --------        --------                     --------
June 30, 2006 ....................         11,151             202          11,353           2.71%       23,085            5.51%
Net change .......................         (2,483)            175          (2,308)                        (219)
                                         --------        --------        --------                     --------
September 30, 2006 ...............          8,668             377           9,045           2.19%       22,866            5.55%
Net change .......................         (3,954)           (145)         (4,099)                      (7,475)
                                         --------        --------        --------                     --------
December 31, 2006 ................          4,714             232           4,946           1.21%       15,391            3.76%
Net change .......................          1,612             (65)          1,547                       (1,143)
                                         --------        --------        --------                     --------
March 31, 2007 ...................       $  6,326        $    167        $  6,493           1.53%     $ 14,248            3.36%
                                         ========        ========        ========                     ========

         During the first quarter of 2007, nonaccrual loans increased by $1,612,000, primarily as a result of the addition of a $1 million real estate secured acquisition and development loan. Other elements of the increase were attributable to a small number of real estate secured loans that migrated from potential problem loan status. During the month of April, $600,000 of the increase was paid off without loss to the Bank.

         Management will continue to monitor the levels of non-performing and potential problem loans and dedicate the resources it believes are necessary to address the weaknesses in these credits in order to enhance the probability of collection or recovery of these assets. Management considers the levels and trends in non-performing loans and past due loans in determining how the provision and allowance for loan losses is estimated and adjusted.

Noninterest Income


         Noninterest income for the first quarter of 2007 decreased by $109,000, or 5.6%, from the $1,934,000 reported for the 2006 period. Mortgage brokerage income decreased by $182,000 or 21.7%, from $837,000 for the 2006 period, due to a softening of the residential real estate market and a decrease in the number of loans originated and sold during the quarter. The Company decided in mid-2006 to refocus its mortgage-lending efforts to emphasize production for sale of conventional one-to-four family mortgages, and to limit wholesale mortgage production to a select group of high-quality originators. Service charges on deposit accounts increased by $59,000 over the first quarter of 2006, primarily as a result of increased volumes of overdraft fee income.


Noninterest Expenses


         Salaries and employee benefits for the first quarter of 2007 were $355,000, or 13.8%, more than in the same 2006 period. This increase resulted from the hiring of two additional senior loan officers in the mortgage loan division during the first quarter of 2007, the hiring of other experienced lenders during 2006 and early 2007, the hiring of a Director of Internal Audit in early 2007, and related personnel and normal salary increases generally granted in conjunction with annual employee performance reviews. One of the new mortgage loan division officers will lead the Bank's mortgage loan production office opened in Charlotte, NC during the first quarter of 2007. Expenses of premises and equipment decreased by $62,000, or 9.9%, for the first quarter of 2007 as a result of the first quarter 2006 retirement of several obsolete assets and demolition costs associated with the old corporate headquarters building. In early May 2007 the Company began construction of a new branch office in the rapidly growing northeast Columbia, SC market. This office, which is expected to cost approximately $830,000, is expected to open for business by the end of 2007.

         During the fourth quarter of 2006, the Company merged its four former subsidiary banks into a single bank. The Company expects that this change ultimately will result in significant financial savings, improved operational efficiency and effectiveness, improved customer service through unified selection of banking products and services, accelerated approval of loan requests, and better availability of ATM and in-bank services for all customers. Higher advertising and supplies expenses in the first quarter of 2007, however, reflect some of the short-term costs of this change.


Income Taxes

         Income tax expense for the first quarter of 2007 decreased $145,000, or 20.2%, from the amount for the first quarter of 2006. The average tax rate for 2007 was 36.3% compared with 37.4% in 2006.


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

         Total deposits as of March 31, 2007 were $469,770,000, a decrease of $13,851,000, or 2.9%, from the amount as of December 31, 2006. As of March 31, 2007 the loan to deposit ratio was 90.3%, compared with 84.7% at December 31, 2006 and 90.8% at March 31, 2006. Loans held-for-sale have not been included in the numerator of the calculation of the loan to deposit ratio. The Bank has significant amounts of long-term debt available under agreements with the Federal Home Loan Bank of Atlanta.

         Management believes CBI and the Bank's liquidity sources are adequate to meet their current and projected operating needs.


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

         The March 31, 2007 risk-based capital ratios for CBI and the Bank are presented in the following table, compared with the "well capitalized" (Bank only) and minimum ratios under the regulatory definitions and guidelines:

                                                       March 31, 2007
                                                       --------------
                                               Tier 1  Total Capital   Leverage
                                               ------  -------------   --------

Community Bankshares, Inc. ................    13.26%      14.43%       10.17%
Community Resource Bank ...................    11.65%      12.83%        8.88%
Minimum "well capitalized" requirement ....     6.00%      10.00%        6.00%
Minimum requirement .......................     4.00%       8.00%        5.00%


         As shown in the table above, the Bank's capital ratios exceed the regulatory requirement to be considered "well capitalized." In the opinion of management, the current and projected capital positions of CBI and the Bank are adequate.

SUBSEQUENT EVENT

         In the fourth quarter of 2006, CBI merged its four banks into one bank and, as part of its ongoing asset/liability review process, has since been reviewing its combined balance sheet. For a long period, each of the former subsidiary banks maintained an investment in the stock of The Bankers Bank in Atlanta, Georgia. Management determined that the Bank had too great an investment in that stock and elected to sell 275 of the 375 shares owned at a pretax gain of $704,000. This nonrecurring gain will be recognized in the consolidated financial statements for the second quarter of 2007.


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

Variable Interest Entity

         As discussd under "Results of Operations - Net Interest Income" and in the notes to unaudited consolidated financial statements under "Variable Interest Entities," as of March 31, 2007, CBI held an equity interest in, and guarantees the liabilities of, a non-consolidated variable interest entity, SCB Capital Trust I.

Commitments

         The Bank is party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve varying degrees of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Exposure to credit loss is represented by the contractual, or notional, amounts of these commitments. The same credit policies are used in making commitments as for on-balance-sheet instruments.

         The following table sets forth the contractual amounts of commitments which represent credit risk:

                                  March 31, 2007
                                  --------------
                                   (Dollars in
                                   thousands)
Loan commitments ...............    $ 64,084
Standby letters of credit ......       2,595


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


         The Company entered into a contract for the construction of a new branch office to be located on Clemson Road in the northeast Columbia, SC area. Construction is expected to begin during the second quarter of 2007 and the office is expected to open for business before year end. Estimated construction costs total $830,000.


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

         Derivative financial instruments are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. The following table includes the notional principal amounts of rate lock commitments and forward sales contracts as of March 31, 2007, and the estimated fair values of those financial instruments included in other assets and liabilities in the balance sheet as of that date.

                                                         March 31, 2007
                                                         --------------
                                                                    Estimated
                                                                    Fair Value
                                                    Notional           Asset
                                                     Amount         (Liability)
                                                     ------          ---------
                                                     (Dollars in thousands)
Rate lock commitments to potential borrowers
  to originate mortgage loans to be
  held for sale ..................................  $ 16,320          $ 22
Forward sales contracts with investors
  of mortgage loans to be held for sale ..........  $ 16,320         $ (22)


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


         CBI's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. According to the model, as of March 31, 2007, CBI is positioned so that net interest income would decrease $48,000 and net income would decrease $32,000 in the next twelve months if interest rates rose 100 basis points. Conversely, net interest income would increase $48,000 and net income would increase $32,000 in the next twelve months if interest rates declined 100 basis points. In the current interest rate environment, it is not expected that there will be any large decreases in market interest rates in the immediate future. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions CBI and its customers could undertake in response to changes in interest rates.


         As of March 31, 2007 there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2006. The foregoing disclosures related to the market risk of CBI should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2006 Annual Report on Form 10-K.


Item 4T.  Controls and Procedures

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


                           PART II--OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         On February 14, 2007, the Company sold 500 shares of its common stock to an executive officer for an aggregate purchase price of $8,250. Issuance of the securities was not registered under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) thereof because no public offering was involved.

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

                                                            DATED: May 10, 2007

COMMUNITY BANKSHARES, INC.

By:  s/  Samuel L. Erwin
     ---------------------------------------------
         Samuel L. Erwin
         Chief Executive Officer

By:  s/  William W. Traynham
     ---------------------------------------------
         William W. Traynham
         President and Chief Financial Officer
         (Principal Accounting Officer)