Form 10-Q
period 2007-06-30
COMMUNITY BANKSHARES INC /SC/
filed 2007-08-14
CIK 894508

2                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2007       Commission File No. 000-22054


                           COMMUNITY BANKSHARES, INC.
 -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         South Carolina                                    57-0966962
   ------------------------------              --------------------------------
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

         Yes [ ]  No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value, 4,485,556 shares outstanding on July 25, 2007.

                           COMMUNITY BANKSHARES, INC.

                                    FORM 10-Q

                                      Index

                                                                                                                     Page
PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets ......................................................................    3
                  Consolidated Statements of Income ................................................................    4
                  Consolidated Statements of Changes in Shareholders' Equity .......................................    5
                  Consolidated Statements of Cash Flows ............................................................    6
                  Notes to Unaudited Consolidated Financial Statements .............................................    7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations ............   10
Item 3.           Quantitative and Qualitative Disclosures About Market Risk .......................................   23
Item 4T.          Controls and Procedures ..........................................................................   23

PART II -         OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders ..............................................   24
Item 6.           Exhibits .........................................................................................   25

SIGNATURES .........................................................................................................   26

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheets

                                                                                                 (Unaudited)
                                                                                                   June 30,          December 31,
                                                                                                      2007               2006
                                                                                                      -----              ----
                                                                                                       (Dollars in thousands)
Assets
     Cash and due from banks .................................................................     $  16,879          $  17,622
     Federal funds sold ......................................................................         7,987             29,102
                                                                                                   ---------          ---------
            Total cash and cash equivalents ..................................................        24,866             46,724
     Interest bearing deposits with other banks ..............................................           449              1,926
     Securities available-for-sale ...........................................................        78,693             84,783
     Securities held-to-maturity (estimated fair value $1,750 for 2007
          and $1,750 for 2006) ...............................................................         1,750              1,750
     Other investments .......................................................................         3,114              3,246
     Loans held for sale .....................................................................         9,121              9,235
     Loans receivable ........................................................................       447,945            409,720
         Less, allowance for loan losses .....................................................        (5,733)            (4,662)
                                                                                                   ---------          ---------
            Net loans ........................................................................       442,212            405,058
     Premises and equipment - net ............................................................        10,379             10,307
     Accrued interest receivable .............................................................         3,537              3,821
     Net deferred income tax assets ..........................................................         1,414              1,231
     Goodwill ................................................................................         4,321              4,321
     Core deposit intangible assets ..........................................................         2,468              2,591
     Prepaid expenses and other assets .......................................................         3,245              3,524
                                                                                                   ---------          ---------

            Total assets .....................................................................     $ 585,569          $ 578,517
                                                                                                   =========          =========

Liabilities
     Deposits
         Noninterest bearing .................................................................     $  59,067          $  61,693
         Interest bearing ....................................................................       421,178            421,928
                                                                                                   ---------          ---------
            Total deposits ...................................................................       480,245            483,621
     Short-term borrowings ...................................................................        18,948             12,948
     Long-term debt ..........................................................................        29,683             26,188
     Accrued interest payable ................................................................         1,525              1,578
     Accrued expenses and other liabilities ..................................................         1,055              1,558
                                                                                                   ---------          ---------
            Total liabilities ................................................................       531,456            525,893
                                                                                                   ---------          ---------

Shareholders' equity
     Common stock - no par  value; 12,000,000 shares authorized; issued and
         outstanding - 4,483,556 for 2007 and 4,441,220 for 2006 .............................        31,017             30,603
     Additional paid-in capital ..............................................................            27                  -
     Retained earnings .......................................................................        23,782             22,382
     Accumulated other comprehensive income (loss) ...........................................          (713)              (361)
                                                                                                   ---------          ---------
            Total shareholders' equity .......................................................        54,113             52,624
                                                                                                   ---------          ---------

            Total liabilities and shareholders' equity .......................................     $ 585,569          $ 578,517
                                                                                                   =========          =========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Income

                                                                                                (Unaudited)
                                                                                            Period Ended June 30,
                                                                                            ---------------------
                                                                                 Three Months                     Six Months
                                                                                 ------------                     ----------
                                                                            2007             2006            2007             2006
                                                                            -----            -----           -----            ----
                                                                                    (Dollars in thousands, except per share)

Interest and dividend income
     Loans, including fees .....................................          $ 8,628          $ 8,156          $16,785          $15,839
     Interest bearing deposits with other banks ................               13               35               46               55
     Debt securities ...........................................              984              556            2,000            1,109
     Dividends .................................................               46               41               93               75
     Federal funds sold ........................................               80              315              260              638
                                                                          -------          -------          -------          -------
            Total interest and dividend income .................            9,751            9,103           19,184           17,716
                                                                          -------          -------          -------          -------

Interest expense
     Deposits
         Time deposits $100M and over ..........................            1,080              939            2,073            1,798
         Other deposits ........................................            2,692            2,233            5,337            4,177
                                                                          -------          -------          -------          -------
            Total interest expense on deposits .................            3,772            3,172            7,410            5,975
     Short-term borrowings .....................................              187               89              303              190
     Long-term debt ............................................              475              475              912              957
                                                                          -------          -------          -------          -------
            Total interest expense .............................            4,434            3,736            8,625            7,122
                                                                          -------          -------          -------          -------

Net interest income ............................................            5,317            5,367           10,559           10,594
Provision for loan losses ......................................              175              675              550            1,290
                                                                          -------          -------          -------          -------
Net interest income after provision ............................            5,142            4,692           10,009            9,304
                                                                          -------          -------          -------          -------

Noninterest income
     Service charges on deposit accounts .......................              939              862            1,830            1,694
     Mortgage loan brokerage income ............................              744              987            1,399            1,824
     Net securities gains ......................................                -                -                2                1
     Gains on sales of other investments .......................              712                -              712                -
     Other .....................................................              372              211              649              475
                                                                          -------          -------          -------          -------
            Total noninterest income ...........................            2,767            2,060            4,592            3,994
                                                                          -------          -------          -------          -------

Noninterest expenses
     Salaries and employee benefits ............................            3,084            2,753            6,018            5,332
     Premises and equipment ....................................              619              613            1,181            1,237
     Advertising ...............................................              138               98              281              173
     Supplies ..................................................              110               85              235              157
     Other .....................................................            1,650            1,083            3,000            2,360
                                                                          -------          -------          -------          -------
            Total noninterest expenses .........................            5,601            4,632           10,715            9,259
                                                                          -------          -------          -------          -------

Income before income taxes .....................................            2,308            2,120            3,886            4,039
Income tax expense .............................................              838              747            1,411            1,465
                                                                          -------          -------          -------          -------
Net income .....................................................          $ 1,470          $ 1,373          $ 2,475          $ 2,574
                                                                          =======          =======          =======          =======

Per share
     Net income ................................................          $  0.33          $  0.31          $  0.56          $  0.58
     Net income - diluted ......................................             0.32             0.30             0.55             0.57
     Cash dividends declared ...................................             0.12             0.11             0.24             0.22

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Changes in Shareholders' Equity

                                                                    (Unaudited)

                                                                Common Stock                                Accumulated
                                                                ------------         Additional                Other
                                                             Number of                Paid-in   Retained   Comprehensive
                                                              Shares      Amount      Capital   Earnings    Income (Loss)    Total
                                                              ------      ------      -------   --------    -------------    -----
                                                                          (Dollars in thousands, except per share)

Balance, January 1, 2006 ................................   4,404,303   $  30,202   $       -   $  19,325    $    (535)   $  48,992
                                                                                                                          ---------
Comprehensive income
    Net income ..........................................           -           -           -       2,574            -        2,574
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $75 .....           -           -           -           -         (132)        (132)
    Reclassification adjustment for losses (gains)
      realized in income, net of income taxes of $0 .....           -           -           -           -           (1)          (1)
                                                                                                                          ---------
    Total other comprehensive income (loss) .............           -           -           -           -            -         (133)
                                                                                                                          ---------
    Total comprehensive income ..........................           -           -           -           -            -        2,441
                                                                                                                          ---------
Proceeds of sale of common stock ........................       1,000          16           -           -            -           16
Exercise of employee stock options ......................      30,595         328           -           -            -          328
Cash dividends declared, $.22 per share .................           -           -           -        (974)           -         (974)
                                                            ---------   ---------   ---------   ---------    ---------    ---------
Balance, June 30, 2006 ..................................   4,435,898   $  30,546   $       -   $  20,925    $    (668)   $  50,803
                                                            =========   =========   =========   =========    =========    =========


Balance, January 1, 2007 ................................   4,441,220   $  30,603   $       -   $  22,382    $    (361)   $  52,624
                                                                                                                          ---------
Comprehensive income
    Net income ..........................................           -           -           -       2,475            -        2,475
                                                                                                                          ---------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income taxes of $174 ....           -           -           -           -         (351)        (351)
    Reclassification adjustment for losses (gains)
      realized in income, net of income taxes of $1 .....           -           -           -           -           (1)          (1)
                                                                                                                          ---------
    Total other comprehensive income (loss) .............           -           -           -           -            -         (352)
                                                                                                                          ---------
    Total comprehensive income ..........................           -           -           -           -            -        2,123
                                                                                                                          ---------
Share-based compensation ................................           -           -          27           -            -           27
Proceeds of sale of common stock ........................         500           8           -           -            -            8
Exercise of employee stock options ......................      41,836         406           -           -            -          406
Cash dividends declared, $.24 per share .................           -           -           -      (1,075)           -       (1,075)
                                                            ---------   ---------   ---------   ---------    ---------    ---------
Balance, June 30, 2007 ..................................   4,483,556   $  31,017   $      27   $  23,782    $    (713)   $  54,113
                                                            =========   =========   =========   =========    =========    =========






See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Cash Flows

                                                                                                                (Unaudited)
                                                                                                              Six Months Ended
                                                                                                                  June 30,
                                                                                                                  --------
                                                                                                           2007               2006
                                                                                                           -----              ----
                                                                                                             (Dollars in thousands)
Operating activities
     Net income ..............................................................................         $   2,475          $   2,574
     Adjustments to reconcile net income to net
         cash (used) provided by operating activities
            Provision for loan losses ........................................................               550              1,290
            Depreciation and amortization ....................................................               537                624
            Net amortization of securities ...................................................               (15)                 9
            Net securities gains .............................................................                (2)                (1)
            Net gains on sales of other investments ..........................................              (712)                 -
            Proceeds of sales of loans held for sale .........................................            76,040            113,356
            Originations of loans held for sale ..............................................           (75,926)          (121,701)
            Decrease (increase) in accrued interest receivable ...............................               284                 (2)
            Decrease (increase) in other assets ..............................................               868               (165)
            Gains on sales of foreclosed assets ..............................................               (48)                 -
            (Decrease) increase in accrued interest payable ..................................               (53)               336
            (Decrease) increase in other liabilities .........................................              (503)               709
            Share-based compensation .........................................................                27                  -
                                                                                                       ---------          ---------
                Net cash provided (used) by operating activities .............................             3,522             (2,971)
                                                                                                       ---------          ---------
Investing activities
     Net decrease (increase) in interest bearing deposits with other banks ...................             1,477               (573)
     Purchases of available-for-sale securities ..............................................            (1,966)            (6,499)
     Maturities, calls and paydowns of available-for-sale securities .........................             7,546              7,872
     Proceeds of sales of other investments ..................................................             1,182                203
     Purchases of other investments ..........................................................              (338)                 -
     Net increase in loans made to customers .................................................           (38,831)            (8,246)
     Purchases of premises and equipment .....................................................              (530)            (1,379)
     Proceeds from sales and other disposals of fixed assets .................................                44                  -
     Proceeds from sales of foreclosed assets ................................................               578                  -
                                                                                                       ---------          ---------
                Net cash used by investing activities ........................................           (30,838)            (8,622)
                                                                                                       ---------          ---------
Financing activities
     Net decrease in deposits ................................................................            (3,376)            (4,966)
     Net increase in short-term borrowings ...................................................             6,000              3,445
     Proceeds from issuing long-term debt ....................................................             7,500                  -
     Repayment of long-term debt .............................................................            (4,005)            (6,004)
     Exercise of employee stock options ......................................................               406                328
     Sale of common stock ....................................................................                 8                 16
     Cash dividends paid .....................................................................            (1,075)              (974)
                                                                                                       ---------          ---------
                Net cash provided (used) by financing activities .............................             5,458             (8,155)
                                                                                                       ---------          ---------
Decrease in cash and cash equivalents ........................................................           (21,858)           (19,748)
Cash and cash equivalents, beginning of period ...............................................            46,724             51,991
                                                                                                       ---------          ---------
Cash and cash equivalents, end of period .....................................................         $  24,866          $  32,243
                                                                                                       =========          =========


See accompanying notes to unaudited consolidated financial statements.


Supplemental Disclosures of Cash Flow Information
     Cash payments for interest ..........................................................               $8,678               $6,786
                                                                                                         ======               ======
     Cash payments for income taxes ......................................................               $1,625               $  631
                                                                                                         ======               ======

Supplemental Disclosures of Non-cash Activities
     Transfers from loans receivable to foreclosed assets ................................               $1,127                  $ -
                                                                                                         ======               ======

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Accounting Principles - A summary of significant accounting policies and the audited financial statements for 2006 are included in Community Bankshares, Inc.'s (the "Company" or "CBI") Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission. Certain amounts in the 2006 financial statements have been reclassified to conform to the current presentation.

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

Nonperforming Loans - As of June 30, 2007, there were $5,157,000 in nonaccrual loans and no loans 90 or more days past due and still accruing interest.

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

                                                                                          (Unaudited)
                                                                                      Period Ended June 30,
                                                                                      ---------------------
                                                                         Three Months                          Six Months
                                                                         ------------                          ----------
                                                                    2007               2006               2007              2006
                                                                    ----               ----               ----              ----
                                                                      (Dollars in thousands, except per share amounts)

Net income per share, basic
  Numerator - net income ...............................         $    1,470         $    1,373         $    2,475         $    2,574
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          4,476,229          4,434,012          4,462,464          4,424,091
                                                                 ==========         ==========         ==========         ==========

      Net income per share, basic ......................         $      .33         $      .31         $      .56         $      .58
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution
  Numerator - net income ...............................         $    1,470         $    1,373         $    2,475         $    2,574
                                                                 ==========         ==========         ==========         ==========
  Denominator
    Weighted average common shares
      issued and outstanding ...........................          4,476,229          4,434,012          4,462,464          4,424,091
    Effect of dilutive stock options ...................             49,123             69,624             52,981             70,690
                                                                 ----------         ----------         ----------         ----------
               Total shares ............................          4,525,352          4,503,636          4,515,445          4,494,781
                                                                 ==========         ==========         ==========         ==========

     Net income per share, assuming dilution ..........         $      .32         $      .30         $      .55         $      .57
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

Options previously issued under the Company's plans had no intrinsic value at the grant date and no compensation cost was recognized in accordance with APB No. 25. Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," required entities to provide pro forma disclosures of net income, and earnings per share, as if the fair value based method of accounting promulgated by that standard had been applied. Under the modified prospective application method of SFAS 123(R), the Company is required to apply SFAS 123(R) only to new awards and to awards modified, repurchased or cancelled after the required effective date. Compensation cost would also be recognized for the portions of previously granted awards outstanding which had not vested on the effective date. The Company had no such awards outstanding as of January 1, 2006 and the Company made no awards of stock options during 2006. During the first six months of 2007, stock-based compensation included in salaries and benefits totaled $27,000.

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

         The Debentures are redeemable at par at the option of CBI, in whole or in part, on any interest payment date on or after April 7, 2009. Prior to that date, the Debentures are redeemable at 105% of par upon the occurrence of certain events that would have a negative effect on the Trust or that would cause it to be required to be registered as an investment company under the Investment Company Act of 1940 or that would cause trust preferred securities not to be eligible to be treated as Tier 1 capital by the Federal Reserve Board. Upon repayment or redemption of the Debentures, the Trust will use the proceeds of the transaction to redeem an equivalent amount of trust preferred securities and trust common securities. The Trust's obligations under the trust preferred securities are unconditionally guaranteed by CBI. In accordance with Financial Accounting Standards Board Interpretation 46(R), the Trust is not consolidated in the Company's financial statements.

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


CHANGES IN FINANCIAL CONDITION

         During the six months ended June 30, 2007, loans receivable increased by $38,225,000, or 9.3%, over the amount as of December 31, 2006. The growth in this earning asset category was funded largely by reducing the amounts of liquid assets, most notably federal funds sold, but secondarily maturities of marketable securities available-for-sale. Most of this growth was attributable to new business development in the Midlands region.

         The aggregate amounts of deposits and short-term and long-term borrowings increased by only $6,119,000, or 1.17%, from the December 31, 2006 amounts. During the second quarter of 2007, the Company obtained short-term brokered certificates of deposit totaling $7,213,000. These wholesale deposits were used primarily to fund loan growth. The overall level of deposits decreased by $3,376,000 or 0.7%. The level of deposits has been impacted by normal cash flow requirements of large local government customers. Management expects that the Company will continue to utilize this and similar sources of funding as needed to supplement the Company's marketing efforts for deposit accounts within its market areas. Given the current expectations for interest rates, it is expected that the rates paid by the Company to fund asset growth will increase in the near term.


RESULTS OF OPERATIONS

Earnings Performance

Three Months Ended June 30, 2007 and 2006

         For the quarter ended June 30, 2007, CBI recorded consolidated net income of $1,470,000, compared with $1,373,000 for the comparable period of 2006. This represents an increase of $97,000 or 7.1%. Basic earnings per share and earnings per share, assuming dilution were $.33 and $.32, respectively, in the 2007 period, compared with $.31 and $.30, respectively, for the 2006 quarter.

         Compared with the second quarter of 2006, operating results for the second quarter of 2007 were affected primarily by higher salaries and employee benefits and other noninterest expenses, lower mortgage loan brokerage income, non-recurring gains of $712,000 on the sale of other investments and a decrease of $500,000 in the amount provided for loan losses. Market interest rates, as well as the rates associated with the Company's interest earning assets and its interest-bearing liabilities were generally higher in the 2007 period reflecting the effects of Federal Reserve policies. The increase in rates paid for interest bearing liabilities was greater than the increased yield on earning assets resulting in a decrease in net interest margin.

                                                                               Summary Income Statement
                                                                               ------------------------
                                                                                (Dollars in thousands)
For the Three Months Ended June 30,                          2007                2006            Dollar Change   Percentage Change
-----------------------------------                          ----                ----            -------------   -----------------
Interest income ....................................        $9,751              $9,103              $  648             7.1%
Interest expense ...................................         4,434               3,736                 698            18.7%
                                                            ------              ------              ------
Net interest income ................................         5,317               5,367                 (50)           -0.9%
Provision for loan losses ..........................           175                 675                (500)          -74.1%
Noninterest income .................................         2,767               2,060                 707            34.3%
Noninterest expenses ...............................         5,601               4,632                 969            20.9%
Income tax expense .................................           838                 747                  91            12.2%
                                                            ------              ------              ------
Net income .........................................        $1,470              $1,373              $   97             7.1%
                                                            ======              ======              ======


Six Months Ended June 30, 2007 and 2006

         CBI's consolidated net income for the six months ended June 30, 2007 was positively affected by a $740,000 reduction in the amount provided for loan losses and gains of $712,000 on the disposition of other investments. However, lower mortgage loan brokerage income and increases in salaries and employee benefits, advertising, supplies and other expenses more than offset those positive effects.

                                                                                   Summary Income Statement
                                                                                   ------------------------
                                                                                    (Dollars in thousands)
For the Six Months Ended June 30,                             2007                2006           Dollar Change     Percentage Change
---------------------------------                             ----                ----           -------------     -----------------
Interest income .....................................       $19,184             $17,716             $ 1,468                 8.3%
Interest expense ....................................         8,625               7,122               1,503                21.1%
                                                            -------             -------             -------
Net interest income .................................        10,559              10,594                 (35)               -0.3%
Provision for loan losses ...........................           550               1,290                (740)              -57.4%
Noninterest income ..................................         4,592               3,994                 598                15.0%
Noninterest expenses ................................        10,715               9,259               1,456                15.7%
Income tax expense ..................................         1,411               1,465                 (54)               -3.7%
                                                            -------             -------             -------
Net income ..........................................       $ 2,475             $ 2,574             $   (99)               -3.8%
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

Three Months Ended June 30, 2007 and 2006

         Net interest income for the three months ended June 30, 2007 was $5,317,000, a decrease of $50,000, or 0.9%, from the amount reported for the second quarter of 2006. Interest income and interest expense for the 2007 quarter were both significantly higher than during the same period of 2006, due to increases in the related balance sheet items and increases in interest rates earned on, or paid for, those items. Basic earnings per share and earnings per share, assuming dilution were $0.33and $.32, respectively, in the 2007 period, compared with $.31 and $.30, respectively, for the 2006 quarter.

         The average rate earned on loans, including loans held for sale, was 7.81% and 7.54% for the second quarters of 2007 and 2006, respectively. The average yield on earning assets was 7.30% for the second quarter of 2007, compared with 6.99% for the second quarter of 2006. The average cost of time deposits increased to 4.68% for the second quarter of 2007, compared with 4.03% for the same period of 2006. The average cost of all interest-bearing liabilities was 3.89% for the 2007 quarter and 3.40% for the same period of 2006. Accordingly, the interest rate spread (interest earning assets yield minus the rate paid for interest-bearing liabilities) for the 2007 second quarter narrowed to 3.41%, or 18 basis points lower than for the same period of 2006, and net yield on earning assets (net interest income divided by average interest earning assets) for the 2007 quarter was 3.98%, or 14 basis points lower than for the same period of 2006.

         Average amounts of interest earning assets were $13,583,000 higher in the 2007 period than in the 2006 period and the average amounts of interest-bearing liabilities were $15,924,000 higher in the 2007 three month period. During the second quarter of 2007, the Company was more reliant on interest-bearing liabilities to fund earning assets than it was during the 2006 second quarter.

                                                                               Average Balances, Yields and Rates
                                                                                  Three Months Ended June 30,
                                                                                  ---------------------------
                                                                            2007                                 2006
                                                                            ----                                 ----
                                                                          Interest                             Interest
                                                               Average     Income/    Yields/       Average     Income/     Yields/
                                                              Balances     Expense    Rates(1)     Balances     Expense     Rates(1)
                                                              --------     -------    --------     --------     -------     --------
                                                                                     (Dollars in thousands)
Assets
Interest earning deposits ...............................    $   1,008    $      13      5.17%    $   1,791     $      35     7.84%
Investment securities - taxable .........................       80,597          988      4.92%       56,700           553     3.91%
Investment securities - tax exempt (2) ..................        4,645           42      3.63%        4,966            44     3.55%
Federal funds sold ......................................        6,452           80      4.97%       25,220           315     5.01%
Loans, including loans held for sale (2)(3) .............      443,325        8,628      7.81%      433,767         8,156     7.54%
                                                             ---------    ---------               ----------    ---------
         Total interest earning assets ..................      536,027        9,751      7.30%      522,444         9,103     6.99%
Cash and due from banks .................................       16,984                               14,438
Allowance for loan losses ...............................       (6,045)                             (10,665)
Premises and equipment, net .............................        8,004                                9,827
Intangible assets .......................................        5,907                                7,670
Other assets ............................................       11,967                                8,724
                                                             ---------                            ---------
         Total assets ...................................    $ 572,844                            $ 552,438
                                                             =========                            =========

Liabilities and shareholders' equity
Interest bearing deposits
     Savings ............................................    $  89,660    $     627      2.80%    $  89,000     $     576     2.60%
     Interest bearing transaction accounts ..............       72,862          273      1.50%       73,212           179     0.98%
     Time deposits ......................................      246,329        2,872      4.68%      240,609         2,417     4.03%
                                                             ---------    ---------               ----------    ---------
         Total interest bearing deposits ................      408,851        3,772      3.70%      402,821         3,172     3.16%
Short-term borrowings ...................................       18,056          187      4.15%        7,718            89     4.63%
Long-term debt ..........................................       29,701          475      6.41%       30,145           475     6.32%
                                                             ---------    ---------               ---------     --------
         Total interest bearing liabilities .............      456,608        4,434      3.89%      440,684         3,736     3.40%
Noninterest bearing demand deposits .....................       59,693                               57,052
Other liabilities .......................................        2,307                                2,493
Shareholders' equity ....................................       54,236                               52,209
                                                             ---------                            ---------
         Total liabilities and shareholders' equity .....    $ 572,844                            $ 552,438
                                                             =========                            =========


Interest rate spread ....................................                                3.41%                                3.59%
Net interest income and net yield
     on earning assets ..................................                 $   5,317      3.98%                  $   5,367     4.12%

(1) Yields and rates are annualized.
(2) Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
(3) Nonaccruing loans of $5,157,000 are included in the average balances and income from such loans is recognized on a cash basis.

Six Months Ended June 30, 2007 and 2006

         Net interest income for the six months ended June 30, 2007 decreased by $35,000, or 0.3% from the amount for the same period of 2006. Both interest income and interest expense increased significantly in the 2007 period due to higher levels of market interest rates and, to a lesser extent, to higher amounts of interest earning assets and interest-bearing liabilities.

         For the 2007 year-to-date period, the interest rate spread and net yield on earning assets both decreased as compared with the same period of 2006. Interest rate spread decreased by 11 basis points and net yield on earning assets decreased by eight basis points. These decreases resulted primarily from higher rates paid on interest-bearing liabilities, which increased slightly more than rates earned on earning assets. In particular, the Company's costs of funding increased primarily due to higher rates paid on larger amounts of certificates of deposit and increased amounts of short-term borrowings while earnings on assets increased due to a shift from holding highly liquid but low-yielding federal funds sold to higher-yielding taxable investment securities and loans. The Company's average loans outstanding for the 2007 six month period is not much changed from the 2006 six-month average due to the sale of $8,162,000 of loans during the fourth quarter of 2006.

                                                                                  Average Balances, Yields and Rates
                                                                                      Six Months Ended June 30,
                                                                                      -------------------------
                                                                              2007                                2006
                                                                              ----                                ----
                                                                            Interest                            Interest
                                                                 Average     Income/   Yields/       Average      Income/   Yields/
                                                                Balances     Expense    Rates(1)     Balances     Expense   Rates(1)
                                                                --------     -------    --------     --------     -------   --------
                                                                                              (Dollars in thousands)
Assets
Interest earning deposits ...............................    $   1,773    $      46      5.23%    $   1,665     $      55     6.66%
Investment securities - taxable .........................       82,648        2,008      4.90%       57,281         1,093     3.85%
Investment securities - tax exempt (2) ..................        4,697           85      3.65%        5,193            91     3.53%
Federal funds sold ......................................       10,282          260      5.10%       27,394           638     4.70%
Loans, including loans held for sale (2)(3) .............      433,533       16,785      7.81%      431,948        15,839     7.39%
                                                              --------    ---------               ---------      --------
         Total interest earning assets ..................      532,933       19,184      7.26%      523,481        17,716     6.82%
Cash and due from banks .................................       17,156                               15,332
Allowance for loan losses ...............................       (5,458)                             (11,002)
Premises and equipment, net .............................        8,694                               10,135
Intangible assets .......................................        6,849                                7,096
Other assets ............................................        9,745                                8,353
                                                             ---------                            ---------
         Total assets ...................................    $ 569,919                            $ 553,395
                                                             =========                            =========

Liabilities and shareholders' equity
Interest bearing deposits
     Savings ............................................    $  92,886    $   1,299      2.82%    $  87,270     $   1,027     2.37%
     Interest bearing transaction accounts ..............       74,945          532      1.43%       73,557           398     1.09%
     Time deposits ......................................      243,963        5,579      4.61%      238,367         4,550     3.85%
                                                              --------    ---------               ---------      --------
         Total interest bearing deposits ................      411,794        7,410      3.63%      399,194         5,975     3.02%
Short-term borrowings ...................................       14,958          303      4.08%        8,990           190     4.26%
Long-term debt ..........................................       27,998          912      6.57%       31,421           957     6.14%
                                                              --------    ---------               ---------      --------
         Total interest bearing liabilities .............      454,750        8,625      3.82%      439,605         7,122     3.27%
Noninterest bearing demand deposits .....................       59,382                               60,102
Other liabilities .......................................        2,065                                2,731
Shareholders' equity ....................................       53,722                               50,957
                                                             ---------                            ---------
         Total liabilities and shareholders' equity .....    $ 569,919                            $ 553,395
                                                             =========                            =========


Interest rate spread ....................................                                3.44%                                3.55%
Net interest income and net yield
     on earning assets ..................................                 $  10,559      4.00%                  $  10,594     4.08%

(1) Yields and rates are annualized.
(2) Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
(3) Nonaccruing loans of $5,157,000 are included in the average balances and income from such loans is recognized on a cash basis.


Provision and Allowance for Loan Losses

         The provision for loan losses for the 2007 three month period was $175,000, a decrease of $500,000, or 74.1%, from $675,000 for the same period of 2006. The provision for loan losses decreased to $550,000 for the 2007 six month period from $1,290,000 for the 2006 six month period, a decrease of $740,000 or 57.4%.

         The activity in the allowance for loan losses is summarized in the following table:

                                                                               Six Months         Year Ended             Six Months
                                                                                  Ended           December 31,             Ended
                                                                              June 30, 2007          2006              June 30, 2006
                                                                              -------------          ----              -------------
                                                                                              (Dollars in thousands)
Allowance at beginning of period ..................................           $   4,662            $  11,641             $  11,641
Provision for loan losses .........................................                 550                2,950                 1,290
Net (charge-offs) or recoveries ...................................                 521               (9,929)               (3,060)
                                                                              ---------            ---------             ---------
Allowance at end of period ........................................           $   5,733            $   4,662             $   9,871
                                                                              =========            =========             =========
Allowance as a percentage of loans outstanding ....................                1.28%                1.14%                 2.35%

Loans at end of period ............................................           $ 447,945            $ 409,720             $ 419,170
                                                                              =========            =========             =========


         Following is a summary of non-performing loans as of June 30, 2007 and December 31, 2006:

                                                       June 30,    December 31,
                                                         2007         2006
                                                         ----         ----
                                                      (Dollars in thousands)
Non-performing loans
  Nonaccrual loans .................................  $   5,157      $4,714
  Past due 90 days or more and still accruing ......          -         232
                                                      ---------      ------
                Total ..............................  $   5,157      $4,946
                                                      =========      ======
Nonperforming loans as a percentage of:
  Loans outstanding ................................       1.15%       1.21%
  Allowance for loan losses ........................      89.95%     106.09%


         The following table shows quarterly changes in nonperforming and potential problem loans since December 31, 2005.

                                                      90 Days or
                                                    More Past Due        Total         Percentage                       Percentage
                                      Nonaccrual       and Still     Nonperforming      of Total      Potential          of Total
                                        Loans           Accruing          Loans           Loans      Problem Loans        Loans
                                        -----           --------          -----           -----      -------------        -----
                                                                         (Dollars in thousands)
December 31, 2005 ............          11,651              729           12,380           2.99%        29,313            7.08%
Net change ...................           3,128              949            4,077                        (2,767)
                                      --------         --------          -------                      --------
March 31, 2006 ...............          14,779            1,678           16,457           3.94%        26,546            6.36%
Net change ...................          (3,628)          (1,476)          (5,104)                       (3,461)
                                      --------         --------          -------                      --------
June 30, 2006 ................          11,151              202           11,353           2.71%        23,085            5.51%
Net change ...................          (2,483)             175           (2,308)                         (219)
                                      --------         --------          -------                      --------
September 30, 2006 ...........           8,668              377            9,045           2.19%        22,866            5.55%
Net change ...................          (3,954)            (145)          (4,099)                       (7,475)
                                      --------         --------          -------                      --------
December 31, 2006 ............           4,714              232            4,946           1.21%        15,391            3.76%
Net change ...................           1,612              (65)           1,547                        (1,143)
                                      --------         --------          -------                      --------
March 31, 2007 ...............           6,326              167            6,493           1.53%        14,248            3.36%
Net change ...................          (1,169)            (167)          (1,336)                          385
                                      --------         --------          -------                      --------
June 30, 2007 ................        $  5,157         $      -         $  5,157           1.15%      $ 14,633            3.27%
                                      ========         ========         ========                      ========

         During the second quarter of 2007, nonperforming loans decreased by $1,336,000 while potential problem loans increased by $385,000. The major component of the improvement in nonperforming loans was the transfer of a single $750,000 commercial credit to other real estate owned. The Company anticipates an auction of that property, which includes real and personal business property, during the third quarter. At June 30, 2007 other real estate owned totaled $1,176,000, compared to $108,000 for the comparable period in 2006.

         Management will continue to monitor the levels of non-performing loans and address the weaknesses in these credits to enhance the ultimate collection or recovery of these assets. Management considers the levels and trends in non-performing assets and potential problem loans in determining how the provision and allowance for loan losses is estimated and adjusted. In the opinion of management, the Company's allowance for loan losses at June 30, 2007 is adequate to provide for losses that may be inherent in the loan portfolio.

Noninterest Income

         Noninterest income for the 2007 second quarter increased $707,000, or 34.3%, over the $2,060,000 reported for the same 2006 period. The Company realized a one-time $712,000 gain on the sale of other investments during the 2007 period, primarily from the sale of surplus stock of a correspondent bank which resulted from the merger of the Company's four bank subsidiaries into one bank late in 2006. Mortgage loan brokerage income was significantly lower during the 2007 period due to lower volumes of loan originations, consistent with the overall slowing of the real estate market.

         For the six months ended June 30, 2007, noninterest income increased $598,000, or 15.0%, over noninterest income for the first six months of 2006. Again, this increase was the result of the one-time gain from the sale of other investments. Mortgage loan brokerage income for the first six months of 2007 decreased $425,000 compared with the same period of 2006, consistent with the overall slowing of the real estate market.


Noninterest Expenses

         Noninterest expenses for the second quarter of 2007 were $969,000, or 20.9%, higher than the amounts reported for the same period of 2006. Salaries and employee benefits expenses were $331,000, or 12.0%, higher in the 2007 period, due to the hiring of several new loan officers and additions to executive management. Increases in certain other expense categories, such as advertising and supplies, are primarily the after-effects of the consolidation of the Company's former four-bank structure late in 2006.

         Noninterest expenses for the first six months of 2007 were $1,456,000, or 15.7%, more than for the same period of 2006. Salaries and employee benefits for the 2007 six month period were $686,000, or 12.9%, more than for the same period of 2006. This expense increased due to new hires noted above and normal periodic wage and salary adjustments. Other factors contributing to the increased non interest expenses were consulting costs related to preparation of a strategic plan, recourse provision associated with secondary market loans and a $240,000 deposit related fraud loss.


Income Taxes

         Income tax expense was $91,000 higher in the 2007 second quarter than for the 2006 period, as a result of higher taxable income before taxes. Income tax expense for the 2007 six month period was $54,000 less than for the same period of 2006 due to lower net income before taxes.


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

         Total deposits as of June 30, 2007 were $480,245,000, a decrease of $3,376,000, or 0.7%, from the amount as of December 31, 2006. During the first six months of 2007, there was a notable movement of funds from noninterest bearing demand deposit, interest-bearing transaction and savings accounts into time deposit accounts. The Company purchased $7,213,000 of short-term brokered certificates of deposit during the 2007 second quarter to supplement deposits obtained from the local markets. Short-term borrowings, particularly repurchase agreement accounts, increased significantly during the first six months of 2007, primarily due to attractive rates paid for such funds. As of June 30, 2007 the loan to deposit ratio, excluding loans held for sale, was 93.3%, compared with 84.7% at December 31, 2006 and 91.3% at June 30, 2006.

         Management believes CBI's liquidity sources are adequate to meet its current and projected operating needs.


CAPITAL RESOURCES

         CBI and its bank subsidiary are subject to regulatory risk-based capital adequacy standards. Under these standards, bank holding companies and banks are required to maintain certain minimum ratios of capital to risk-weighted assets and average total assets. Under the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, federal bank regulatory authorities are required to implement prescribed "prompt corrective actions" upon the deterioration of the capital position of a bank. If the capital position of an affected institution were to fall below a certain level, increasingly stringent regulatory corrective actions would be mandated.

         The June 30, 2007 risk-based capital ratios for CBI and the bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                       June 30, 2007
                                                       -------------
                                                Tier 1  Total Capital   Leverage
                                                ------  -------------   --------

Community Bankshares, Inc. ..................   13.06%       14.31%     10.26%
Community Resource Bank .....................   11.44%       12.69%      8.95%
Minimum "well capitalized" requirement ......    6.00%       10.00%      6.00%
Minimum requirement .........................    4.00%        8.00%      5.00%


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

Variable Interest Entity

         As discussed under "Capital Resources" and in the notes to unaudited consolidated financial statements under "Variable Interest Entity," as of June 30, 2007, CBI held an equity interest in, and guarantees the liabilities of, a non-consolidated variable interest entity, SCB Capital Trust I.

Commitments

         CBI is party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve varying degrees of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Exposure to credit loss is represented by the contractual, or notional, amounts of these commitments. The same credit policies are used in making commitments as for on-balance-sheet instruments.

         The following table sets forth the contractual amounts of commitments which represent credit risk:

                                  June 30, 2007
                                  -------------
                                   (Dollars in
                                   thousands)
Loan commitments ..............     $ 61,545
Standby letters of credit .....        2,542


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

         The Company entered into a contract for the construction of a new branch office to be located on Clemson Road in the northeast Columbia, SC area. Construction was begun during the second quarter of 2007 and the office is expected to open for business around the beginning of 2008. Estimated construction costs total $830,000.

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

         Derivative financial instruments are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. The following table includes the notional principal amounts of rate lock commitments and forward sales contracts as of June 30, 2007, and the estimated fair values of those financial instruments included in other assets and liabilities in the balance sheet as of that date.

                                                           June 30, 2007
                                                           -------------
                                                                      Estimated
                                                                     Fair Value
                                                        Notional       Asset
                                                         Amount      (Liability)
                                                         ------      -----------
                                                        (Dollars in thousands)
Rate lock commitments to potential borrowers
  to originate mortgage loans to be
  held for sale .......................................      $9,877      $    4
Forward sales contracts with investors
  of mortgage loans to be held for sale ...............       9,877          (4)

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

         CBI's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. According to the model, as of June 30, 2007, CBI is positioned so that net interest income would decrease $100,000 and net income would decrease $64,000 in the next twelve months if interest rates rose 100 basis points. Conversely, net interest income would increase $100,000 and net income would increase $64,000 in the next twelve months if interest rates declined 100 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions CBI and its customers could undertake in response to changes in interest rates.

         As of June 30, 2007 there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2006. The foregoing disclosures related to the market risk of CBI should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2006 Annual Report on Form 10-K.


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

                           PART II--OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

         On Monday, May 15, 2007, the shareholders of Community Bankshares, Inc. held their regular annual meeting. At the meeting, two matters were submitted to a vote with results as follows:

1. Election of four directors to hold office for three year terms and one director to hold office for a two year term:

                                                                            SHARES VOTED
                                                     -------------------------------------------------------------------------------
                                                                               AGAINST OR                    BROKER
         DIRECTORS                                       FOR              AUTHORITY WITHHELD                NON-VOTES
                                                         ---              ------------------                ---------

         Three-Year Terms
           Samuel L. Erwin                           3,190,743                  54,117                     1,224,307
           Anna O. Dantzler                          3,177,916                  66,944                     1,224,307
           Richard L. Haveksot.                      3,170,888                  73,972                     1,224,307
           Samuel F. Reid, Jr.                       3,167,329                  77,531                     1,224,307

         Two Year Term
           Charles P. Thompson, Jr                   3,189,352                  55,508                     1,224,307

         The following directors continue to serve until the expiration of their terms at the annual meetings to be held in the years indicated and were not voted on at the 2007 annual meeting: Thomas B. Edmunds - 2008; Martha Rose C. Carson - 2008; J. M. Guthrie - 2008; Wm. Reynolds Williams - 2008; Charles E. Fienning - 2008; E. J. Ayers, Jr. - 2009; Alvis J. Bynum - 2009; and J. V. Nicholson, Jr. - 2009.

2.   Approval of the Community Bankshares, Inc. 2007 Equity Plan

                                                                               SHARES VOTED
                                                     -------------------------------------------------------------------------------
                                                                               AGAINST OR                    BROKER
                                                         FOR               AUTHORITY WITHHELD              NON-VOTES
                                                         ---               ------------------              ---------
                                                     2,080,782                 162,342                     1,224,307


         At a meeting on July 30, 2007, the Board of Directors of Community Bankshares, Inc. adopted two amendments to the 2007 Equity Plan. Section 5.4(c) of the 2007 Equity Plan, which provides for cashless exercise of options issued under the 2007 Plan, was amended to clarify that cashless exercise would only be allowed if specifically permitted by the Board of Directors in its discretion. A new Section 5.7 to the plan was adopted, which provides that, during the lifetime of the employee, an option shall be exercisable only by the employee, and no option is assignable or transferable by an employee except by will or by the laws of descent and distribution.

         The Board had the authority under Section 12.2(a) of the 2007 Equity Plan to adopt the foregoing amendments to the plan without shareholder approval. Furthermore, no awards had been granted under the 2007 Plan prior to the amendments, so no consent of any participant to these amendments was required under Section 12.2 of the 2007 Plan.

Item 6.  Exhibits

     Exhibits 10  Community Bankshares, Inc. 2007 Equity Plan (as amended July
                  30, 2007)

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

                                                          DATED: August 13, 2007

COMMUNITY BANKSHARES, INC.

By:  s/  Samuel L. Erwin
     --------------------------------------------
         Samuel L. Erwin
         Chief Executive Officer

By:  s/  William W. Traynham
     --------------------------------------------
         William W. Traynham
         President and Chief Financial Officer
         (Principal Accounting Officer)

                                  EXHIBIT INDEX

     Exhibits 10   Community Bankshares, Inc. 2007 Equity Plan (as amended July
                   30, 2007)

            31-1 Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

            31-2 Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

            32     Certifications Pursuant to 18 U.S.C. Section 1350