Form 10-Q
period 2007-09-30
COMMUNITY BANKSHARES INC /SC/
filed 2007-11-14
CIK 894508

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2007  Commission File No. 000-22054


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

         Yes [ ]  No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value, 4,443,456 shares outstanding on October 31, 2007.

                           COMMUNITY BANKSHARES, INC.

                                    FORM 10-Q

                                      Index

                                                                                                                     Page
PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets .......................................................................   3
                  Consolidated Statements of Income .................................................................   4
                  Consolidated Statements of Changes in Shareholders' Equity ........................................   5
                  Consolidated Statements of Cash Flows .............................................................   6
                  Notes to Unaudited Consolidated Financial Statements ..............................................   7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations .............   9
Item 3.           Quantitative and Qualitative Disclosures About Market Risk ........................................  23
Item 4T.          Controls and Procedures ...........................................................................  24

PART II -         OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds........................................  25
Item 6.           Exhibits...........................................................................................  25

SIGNATURES ..........................................................................................................  26

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheets

                                                                                                     (Unaudited)
                                                                                                      September 30,     December 31,
                                                                                                          2007               2006
                                                                                                          ----               ----
                                                                                                           (Dollars in thousands)
Assets
     Cash and due from banks .................................................................         $  23,034          $  17,622
     Federal funds sold ......................................................................                 -             29,102
                                                                                                       ---------          ---------
            Total cash and cash equivalents ..................................................            23,034             46,724
     Interest bearing deposits with other banks ..............................................               253              1,926
     Securities available-for-sale ...........................................................            80,619             84,783
     Securities held-to-maturity (estimated fair value $1,750 for 2007
          and $1,750 for 2006) ...............................................................             1,750              1,750
     Other investments .......................................................................             3,339              3,246
     Loans held for sale .....................................................................             7,502              9,235
     Loans receivable ........................................................................           456,742            409,720
         Less, allowance for loan losses .....................................................            (5,877)            (4,662)
                                                                                                       ---------          ---------
            Net loans ........................................................................           450,865            405,058
     Premises and equipment - net ............................................................            10,517             10,307
     Accrued interest receivable .............................................................             4,073              3,821
     Net deferred income tax assets ..........................................................             1,076              1,231
     Goodwill ................................................................................             4,321              4,321
     Core deposit intangible assets ..........................................................             2,407              2,591
     Prepaid expenses and other assets .......................................................             3,830              3,524
                                                                                                       ---------          ---------

            Total assets .....................................................................         $ 593,586          $ 578,517
                                                                                                       =========          =========

Liabilities
     Deposits
         Noninterest bearing .................................................................         $  58,527          $  61,693
         Interest bearing ....................................................................           412,905            421,928
                                                                                                       ---------          ---------
            Total deposits ...................................................................           471,432            483,621
     Short-term borrowings ...................................................................            35,322             12,948
     Long-term debt ..........................................................................            29,681             26,188
     Accrued interest payable ................................................................             1,411              1,578
     Accrued expenses and other liabilities ..................................................             1,182              1,558
                                                                                                       ---------          ---------
            Total liabilities ................................................................           539,028            525,893
                                                                                                       ---------          ---------

Shareholders' equity
     Common stock - no par value; 12,000,000 shares authorized; issued and
         outstanding - 4,443,456 for 2007 and 4,441,220 for 2006 .............................            30,433             30,603
     Additional paid-in capital ..............................................................                31                  -
     Retained earnings .......................................................................            24,122             22,382
     Accumulated other comprehensive income (loss) ...........................................               (28)              (361)
                                                                                                       ---------          ---------
            Total shareholders' equity .......................................................            54,558             52,624
                                                                                                       ---------          ---------

            Total liabilities and shareholders' equity .......................................         $ 593,586          $ 578,517
                                                                                                       =========          =========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Income

                                                                                                (Unaudited)
                                                                                         Period Ended September 30,
                                                                                         --------------------------
                                                                                Three Months                      Nine Months
                                                                                ------------                      -----------
                                                                            2007            2006             2007             2006
                                                                            ----            ----             ----             ----
                                                                                   (Dollars in thousands, except per share)

Interest and dividend income
     Loans, including fees .....................................          $ 8,972          $ 8,587          $25,757          $24,426
     Interest bearing deposits with other banks ................                5               33               51               88
     Debt securities ...........................................            1,019              607            3,019            1,716
     Dividends .................................................               46               39              139              114
     Federal funds sold ........................................               82              350              342              988
                                                                          -------          -------          -------          -------
            Total interest and dividend income .................           10,124            9,616           29,308           27,332
                                                                          -------          -------          -------          -------

Interest expense
     Deposits
         Time deposits $100M and over ..........................            1,196            1,066            3,269            2,864
         Other deposits ........................................            2,794            2,460            8,131            6,637
                                                                          -------          -------          -------          -------
            Total interest expense on deposits .................            3,990            3,526           11,400            9,501
     Short-term borrowings .....................................              193               88              496              278
     Long-term debt ............................................              489              458            1,401            1,415
                                                                          -------          -------          -------          -------
            Total interest expense .............................            4,672            4,072           13,297           11,194
                                                                          -------          -------          -------          -------

Net interest income ............................................            5,452            5,544           16,011           16,138
Provision for loan losses ......................................              375              665              925            1,955
                                                                          -------          -------          -------          -------
Net interest income after provision ............................            5,077            4,879           15,086           14,183
                                                                          -------          -------          -------          -------

Noninterest income
     Service charges on deposit accounts .......................              996              852            2,826            2,546
     Mortgage loan brokerage income ............................              528              963            1,927            2,787
     Net securities gains ......................................                -                -                2                1
     Gains on sales of other investments .......................                -                -              712                -
     Other .....................................................              215              143              864              618
                                                                          -------          -------          -------          -------
            Total noninterest income ...........................            1,739            1,958            6,331            5,952
                                                                          -------          -------          -------          -------

Noninterest expenses
     Salaries and employee benefits ............................            2,897            2,798            8,915            8,130
     Premises and equipment ....................................              582              648            1,763            1,885
     Advertising ...............................................              178              153              459              326
     Supplies ..................................................              106              156              341              313
     Provision for warranty liabilities ........................              572               10              716               57
     Other .....................................................            1,076            1,141            3,932            3,454
                                                                          -------          -------          -------          -------
            Total noninterest expenses .........................            5,411            4,906           16,126           14,165
                                                                          -------          -------          -------          -------

Income before income taxes .....................................            1,405            1,931            5,291            5,970
Income tax expense .............................................              533              730            1,944            2,195
                                                                          -------          -------          -------          -------
Net income .....................................................          $   872          $ 1,201          $ 3,347          $ 3,775
                                                                          =======          =======          =======          =======

Per share
     Net income ................................................          $  0.20          $  0.27          $  0.75          $  0.85
     Net income - diluted ......................................             0.19             0.27             0.74             0.84
     Cash dividends declared ...................................             0.12             0.11             0.36             0.33

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Changes in Shareholders' Equity

              (Unaudited)

                                                              Common Stock
                                                              ------------      Additional                Accumulated
                                                        Number of                 Paid-in    Retained  Other Comprehensive
                                                         Shares        Amount     Capital     Earnings    Income (Loss)     Total
                                                         ------        ------     -------     --------    -------------     -----
                                                                              (Dollars in thousands, except per share)

Balance, January 1, 2006 ............................  4,404,303    $   30,202   $        -   $   19,325    $     (535)   $ 48,992
                                                                                                                          --------
Comprehensive income
     Net income .....................................          -             -            -        3,775             -       3,775
                                                                                                                          --------
     Unrealized holding gains and losses
       on available-for-sale securities arising
       during the period, net of income taxes of $76           -             -            -            -           136         136
     Reclassification adjustment for losses (gains)
       realized in income, net of income taxes of $0           -             -            -            -            (1)         (1)
                                                                                                                          --------
     Total other comprehensive income (loss) ........          -             -            -            -             -         135
                                                                                                                          --------
     Total comprehensive income .....................          -             -            -            -             -       3,910
                                                                                                                          --------
Proceeds of sale of common stock ....................      1,000            16            -            -             -          16
Exercise of employee stock options ..................     36,917           396            -            -             -         396
Cash dividends declared, $.33 per share .............          -             -            -       (1,463)            -      (1,463)
                                                       ---------    ----------   ----------   ----------    ----------    --------
Balance, September 30, 2006 .........................  4,442,220    $   30,614   $        -   $   21,637    $     (400)   $ 51,851
                                                       =========    ==========   ==========   ==========    ==========    ========


Balance, January 1, 2007 ............................  4,441,220    $   30,603   $        -   $   22,382    $     (361)   $ 52,624
                                                                                                                          --------
Comprehensive income
     Net income .....................................          -             -            -        3,347             -       3,347
                                                                                                                          --------
     Unrealized holding gains and losses
       on available-for-sale securities arising
       during the period, net of income taxes of $165          -             -            -            -           334         334
     Reclassification adjustment for losses (gains)
       realized in income, net of income taxes of $1           -             -            -            -            (1)         (1)
                                                                                                                          --------
     Total other comprehensive income (loss) ........          -             -            -            -             -         333
                                                                                                                          --------
     Total comprehensive income .....................          -             -            -            -             -       3,680
                                                                                                                          --------
Stock-based compensation ............................          -             -           31            -             -          31
Proceeds of sale of common stock ....................        500             8            -            -             -           8
Exercise of employee stock options ..................     43,836           429            -            -             -         429
Repurchases  and cancellation of common stock .......    (42,100)         (607)           -            -             -        (607)
Cash dividends declared, $.36 per share .............          -             -            -       (1,607)            -      (1,607)
                                                       ---------    ----------   ----------   ----------    ----------    --------
Balance, September 30, 2007 .........................  4,443,456    $   30,433   $       31   $   24,122    $      (28)   $ 54,558
                                                       =========    ==========   ==========   ==========    ==========    ========








See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Cash Flows

                                                                                                                (Unaudited)
                                                                                                             Nine Months Ended
                                                                                                               September 30,
                                                                                                         2007                 2006
                                                                                                        -----                 ----
                                                                                                           (Dollars in thousands)
Operating activities
     Net income ..............................................................................         $   3,347          $   3,775
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ........................................................               925              1,955
            Depreciation and amortization ....................................................               624                763
            Amortization of intangibles ......................................................               184                184
            Net (accretion) or amortization of securities ....................................               (23)                13
            Net securities (gains) or losses .................................................                (2)                (1)
            Net gains on sales of other investments ..........................................              (712)                 -
            Proceeds of sales of loans held for sale .........................................           104,076            183,989
            Originations of loans held for sale ..............................................          (102,343)          (185,961)
            Increase in accrued interest receivable ..........................................              (252)              (173)
            Decrease in other assets .........................................................               737                640
            (Gains) losses on sale of foreclosed assets ......................................               (21)                27
            (Decrease) increase in accrued interest payable ..................................              (167)               416
            (Decrease) increase in other liabilities .........................................            (1,129)             1,315
            Provision for recourse liabilities ...............................................               716                 57
            Share-based compensation .........................................................                31                  -
                                                                                                       ---------          ---------
                Net cash provided by operating activities ....................................             5,991              6,999
                                                                                                       ---------          ---------
Investing activities
     Net decrease (increase) in interest bearing deposits with other banks ...................             1,673               (545)
     Purchases of available-for-sale securities ..............................................            (6,972)            (8,499)
     Maturities, calls and paydowns of available-for-sale securities .........................            11,658             11,740
     Purchases of other investments ..........................................................              (555)                 -
     Proceeds of sales of other investments ..................................................             1,174                203
     Net increase in loans made to customers .................................................           (48,483)            (3,784)
     Purchases of premises and equipment .....................................................              (835)            (2,569)
     Proceeds of dispositions of premises and equipment ......................................                 1                  -
     Proceeds from sales of foreclosed assets ................................................               757                408
                                                                                                       ---------          ---------
                Net cash used by investing activities ........................................           (41,582)            (3,046)
                                                                                                       ---------          ---------
Financing activities
     Net (decrease) increase in deposits .....................................................           (12,189)             6,608
     Net increase (decrease) in short-term borrowings ........................................            22,374             (1,145)
     Proceeds from issuing long-term debt ....................................................             7,500                  -
     Repayment of long-term debt .............................................................            (4,007)            (6,007)
     Exercise of employee stock options ......................................................               429                396
     Proceeds of sale of common stock ........................................................                 8                 16
     Repurchases and cancellation of common stock ............................................              (607)                 -
     Cash dividends paid .....................................................................            (1,607)            (1,463)
                                                                                                       ---------          ---------
                Net cash provided (used) by financing activities .............................            11,901             (1,595)
                                                                                                       ---------          ---------
(Decrease) increase in cash and cash equivalents .............................................           (23,690)             2,358
Cash and cash equivalents, beginning of period ...............................................            46,724             51,991
                                                                                                       ---------          ---------
Cash and cash equivalents, end of period .....................................................         $  23,034          $  54,349
                                                                                                       =========          =========

Supplemental Disclosures of Cash Flow Information
     Cash payments for interest ..............................................................         $  13,464          $  10,778
                                                                                                       =========          =========
     Cash payments for income taxes ..........................................................         $   2,993          $     781
                                                                                                       =========          =========
Supplemental Disclosures of Non-cash Activities
     Transfers of loans receivable to foreclosed assets ......................................         $   1,751          $   1,120
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

Nonperforming Loans - As of September 30, 2007, there were $7,480,000 in nonaccrual loans and no loans 90 or more days past due and still accruing interest.

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

                                                                                            (Unaudited)
                                                                                     Period Ended September 30,
                                                                                     --------------------------
                                                                          Three Months                          Nine Months
                                                                          ------------                          -----------
                                                                    2007               2006               2007              2006
                                                                    ----               ----               ----              ----
                                                                            (Dollars in thousands, except per share amounts)

Net income per share, basic
Numerator - net income .................................         $      872         $    1,201         $    3,347         $    3,775
                                                                 ==========         ==========         ==========         ==========
Denominator
Weighted average common shares
issued and outstanding .................................          4,466,184          4,439,245          4,463,718          4,429,198
                                                                 ==========         ==========         ==========         ==========

Net income per share, basic ............................         $      .20         $      .27         $      .75         $      .85
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution
Numerator - net income .................................         $      872         $    1,201         $    3,347         $    3,775
                                                                 ==========         ==========         ==========         ==========
Denominator
Weighted average common shares
issued and outstanding .................................          4,466,184          4,439,245          4,463,718          4,429,198
Effect of dilutive stock options .......................             80,215             78,967             48,535             71,050
                                                                 ----------         ----------         ----------         ----------
               Total shares ............................          4,546,399          4,518,212          4,512,253          4,500,248
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution ................         $      .19         $      .27         $      .74         $      .84
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

Options previously issued under the Company's plans had no intrinsic value at the grant date and no compensation cost was recognized in accordance with APB No. 25. Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," required entities to provide pro forma disclosures of net income, and earnings per share, as if the fair value based method of accounting promulgated by that standard had been applied. Under the modified prospective application method of SFAS 123(R), the Company is required to apply SFAS 123(R) only to new awards and to awards modified, repurchased or cancelled after the required effective date. Also, compensation cost would be recognized for the portions of previously granted awards outstanding which had not vested on the effective date. The Company had no such awards outstanding as of January 1, 2006. During the first nine months of 2007, stock-based compensation included in salaries and benefits totaled $31,000.

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


CHANGES IN FINANCIAL CONDITION

         During the first nine months of 2007, gross loans receivable increased by $47,022,000, loans held for sale decreased by $1,733,000, federal funds sold decreased by $29,102,000 and securities available-for-sale decreased by $4,164,000. Also during the nine months ended September 30, 2007, short term borrowings increased by $22,374,000, long-term debt increased by $3,493,000, noninterest bearing deposits decreased by $3,166,000 and interest bearing deposits decreased by $9,023,000.

         During the third quarter of 2007, gross loans receivable increased by $8,797,000, federal funds sold decreased by $7,987,000, and loans held for sale decreased by $1,619,000. Interest bearing deposits decreased by $8,273,000 during the 2007 three month period and short-term borrowings increased by $16,374,000.

         During 2007 loan growth has been strong and deposits have been stable to slightly decreasing, thereby creating pressure on the Bank's liquidity position. This challenge has impacted many community banks. Management has addressed this issue by selective use of brokered deposits, long and short-term advances from the Federal Home Loan Bank, and targeted deposit product promotions.


RESULTS OF OPERATIONS

Earnings Performance

Three Months Ended September 30, 2007 and 2006

         For the quarter ended September 30, 2007, CBI recorded consolidated net income of $872,000, compared with $1,201,000 for the comparable period of 2006. This represents a decrease of $329,000 or 27.4%. Basic and diluted earnings per share were $.20 and $.19, respectively, in the 2007 period, compared with $.27 for both measures for the 2006 quarter.

         Compared with the third quarter of 2006, operating results for the third quarter of 2007 reflect slightly lower net interest income, lower provisions for loan losses, a significantly higher provision for warranty liabilities, higher service charge income, and lower mortgage loan brokerage income. Lower net interest income was caused by higher interest rates paid for and higher average amounts of time deposits and short-term borrowings in the 2007 period which more than offset the effects of higher average amounts of loans and investments. The provision for loan losses decreased as a result of lower net charge-offs during the 2007 three month period. The higher provision for warranty liabilities is attributable to general warranty and representation obligations related to imperfections in loans sold during 2006 by the Bank's mortgage loan division. The widespread and well-publicized problems in the home mortgage markets has resulted in an unusually large number of warranty claims by loan purchasers as well as lower volumes of loans closed during the 2007 quarter and a reduction in income from that activity.

                                                                               Summary Income Statement
                                                                               ------------------------
                                                                                (Dollars in thousands)
For the Three Months Ended September 30,                   2007                2006           Dollar Change      Percentage Change
                                                           ----                ----           -------------      -----------------
Interest income ....................................     $10,124             $ 9,616             $   508               5.3%
Interest expense ...................................       4,672               4,072                 600              14.7%
                                                         -------             -------             -------
Net interest income ................................       5,452               5,544                 (92)             -1.7%
Provision for loan losses ..........................         375                 665                (290)            -43.6%
Noninterest income .................................       1,739               1,958                (219)            -11.2%
Noninterest expenses ...............................       5,411               4,906                 505              10.3%
Income tax expense .................................         533                 730                (197)            -27.0%
                                                         -------             -------             -------
Net income .........................................     $   872             $ 1,201             $  (329)            -27.4%
                                                         =======             =======             =======

Nine Months Ended September 30, 2007 and 2006

         For the nine months ended September 30, 2007, CBI recorded consolidated net income of $3,347,000, compared with $3,775,000 for the comparable period of 2006. This represents a decrease of $428,000 or 11.3%. Basic earnings per share were $.75 in the 2007 period, compared with $.85 for the 2006 period. Diluted earnings per share for the 2007 nine months period were $.74 compared with $.84 for the same period of 2006.

         CBI's consolidated net income for the nine months ended September 30, 2007 was affected by slightly lower net interest income, lower provision for loan losses, lower mortgage loan brokerage income, and higher salaries and employee benefits expenses. Net interest income decreased primarily because the rates paid for deposits and other funding sources were 46 basis points higher than in the prior year nine month period. Mortgage loan brokerage income and the provision for warranty liabilities were affected by the same factors discussed above. Salaries and employee benefits expenses increased primarily because of the addition of new loan officers in the Midlands, Florence and the mortgage division and the addition of a new officer in the IT area. These increases occurred over the course of 2006 and early 2007.

                                                                                 Summary Income Statement
                                                                                 ------------------------
                                                                                  (Dollars in thousands)
For the Nine Months Ended September 30,                     2007                 2006           Dollar Change     Percentage Change
                                                            ----                 ----           -------------     -----------------
Interest income .....................................     $29,308             $27,332             $ 1,976               7.2%
Interest expense ....................................      13,297              11,194               2,103              18.8%
                                                          -------             -------             -------
Net interest income .................................      16,011              16,138                (127)             -0.8%
Provision for loan losses ...........................         925               1,955              (1,030)            -52.7%
Noninterest income ..................................       6,331               5,952                 379               6.4%
Noninterest expenses ................................      16,126              14,165               1,961              13.8%
Income tax expense ..................................       1,944               2,195                (251)            -11.4%
                                                          -------             -------             -------
Net income ..........................................     $ 3,347             $ 3,775             $  (428)            -11.3%
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

Three Months Ended September 30, 2007 and 2006

         Net interest income for the three months ended September 30, 2007 was $5,452,000, a decrease of $92,000, or 1.7%, from the amount reported for the third quarter of 2006. Interest income and interest expense for the 2007 quarter were both significantly higher than during the same period of 2006. Higher average amounts of interest earning assets, especially loans resulted in higher amounts of interest income. Higher interest rates paid and higher average amounts of interest-bearing liabilities outstanding were almost equally responsible for higher interest expenses in the 2007 three month period.


         The average rate earned on loans, including loans held for sale, was 7.78% and 7.95% for the third quarters of 2007 and 2006, respectively. The primary driver for the rate decline was increased competition for new loan business, predominantly in our Midlands region where we have had most of our growth. In addition, in late September the Bank reduced its prime rate from 8.25% to 7.75%. Vaiable rate loans constitute approximately one third of the Bank's portfolio. The average yield on earning assets was 7.30% for the third quarter of 2006, compared with 7.35% for the third quarter of 2006. The average cost of time deposits increased to 4.73% for the third quarter of 2007, compared with 4.31% for the same period of 2006. The average cost of all interest-bearing liabilities was 3.96% for the 2007 quarter and 3.69% for the same period of 2006. Accordingly, the interest rate spread (interest earning assets yield minus the rate paid for interest-bearing liabilities) for the 2007 third quarter narrowed to 3.34%, or 32 basis points lower than for the same period of 2006. Net yield on earning assets (net interest income divided by average interest earning assets) for the 2007 quarter was 3.93%, or 31 basis points lower than for the same period of 2006.

         Average amounts of interest earning assets were approximately $31,294,000 higher in the 2007 period than in the 2006 period. Average taxable investment securities increased by $24,969,000 and average loans increased by $29,004,000. Average federal funds sold decreased by $21,004,000. In addition, robust growth was noted in the average amounts of interest-bearing liabilities as the 2007 average amount was approximately $30,206,000 more than the 2006 amount.


         Over the past four quarters yields on loans have been impacted most significantly by competition. Rates on deposits have been impacted by the Bank's efforts to consolidate and unify product lines subsequent to the merger of the Company's four bank subsidiaries in October 2006, efforts to reduce high cost time deposits and overall market competition for transaction and nontransaction deposit accounts. The net impact has been a reduction in margin of 31 basis points from the third quarter of 2006 to the third quarter of 2007.

                                                                          Average Balances, Yields and Rates
                                                                           Three Months Ended September 30,
                                                                           --------------------------------
                                                          2007                                  2006
                                                          ----                                  ----
                                                                    Interest                              Interest
                                                         Average     Income /   Yields /       Average     Income /   Yields /
                                                        Balances     Expense   Rates (1)      Balances     Expense    Rates (1)
                                                        --------     -------   ---------      --------     -------    ---------
                                                                             (Dollars in thousands)
Assets
Interest earning deposits with other banks ...........   $     488     $     5      4.06%       $  1,772        $ 33       7.39%
Investment securities - taxable ......................      80,817       1,023      5.02%         55,848         601       4.27%
Investment securities - tax exempt (2) ...............       4,566          42      3.65%          4,917          45       3.63%
Federal funds sold ...................................       6,786          82      4.79%         27,830         350       4.99%
Loans, including loans held for sale (2) (3) .........     457,548       8,972      7.78%        428,544       8,587       7.95%
                                                         ---------     -------                  --------      ------
         Total interest earning assets ...............     550,205      10,124      7.30%        518,911       9,616       7.35%
Cash and due from banks ..............................      18,355                                15,839
Allowance for loan losses ............................      (5,140)                               (9,382)
Premises and equipment, net ..........................      11,897                                 9,699
Intangible assets ....................................       8,569                                 7,004
Other assets .........................................       2,920                                 8,736
                                                         ---------                              --------
         Total assets ................................   $ 586,806                              $550,807
                                                         =========                              ========

Liabilities and shareholders' equity
Interest bearing deposits
     Savings .........................................   $  89,637     $   639      2.83%       $ 90,231     $   674       2.96%
     Interest bearing transaction accounts ...........      71,806         281      1.55%         66,453         182       1.09%
     Time deposits ...................................     257,313       3,070      4.73%        245,619       2,670       4.31%
                                                         ---------     -------                  --------     -------
         Total interest bearing deposits .............     418,756       3,990      3.78%        402,303       3,526       3.48%
Short-term borrowings ................................      19,955         193      3.84%         11,536          88       3.03%
Long-term debt .......................................      29,835         489      6.50%         24,501         458       7.42%
                                                         ---------     -------                  --------     -------
         Total interest bearing liabilities ..........     468,546       4,672      3.96%        438,340       4,072       3.69%
Noninterest bearing demand deposits ..................      60,744                                54,758
Other liabilities ....................................       2,752                                 3,360
Shareholders' equity .................................      54,764                                54,349
                                                         ---------                              --------
         Total liabilities and .......................   $ 586,806                              $550,807
                                                         =========                              ========
             shareholders' equity

Interest rate spread .................................                              3.34%                                  3.66%
Net interest income and net yield
     on earning assets ...............................                 $ 5,452      3.93%                    $ 5,544       4.24%
Interest free funds supporting earning
     assets ..........................................   $  81,659                              $ 80,571

----------------------------------

(1)  Yields and rates are annualized.
(2) Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
(3) Nonaccruing loans are included in the average balances and income from such loans is recognized on a cash basis.

Nine Months Ended September 30, 2007 and 2006

         Net interest income for the nine months ended September 30, 2007 decreased by $127,000, or .8% from the amount for the same period of 2006. Both interest income and interest expense increased significantly in the 2007 period due to higher market interest rates throughout the 2007 period and higher amounts of interest earning assets and interest-bearing liabilities.

         For the 2007 year-to-date period, the interest rate spread and net yield on earning assets both decreased as compared with the same period of 2006. Interest rate spread decreased by 19 basis points and net yield on earning assets decreased by 16 basis points. These decreases resulted primarily from higher rates paid on interest-bearing liabilities, which increased 46 basis points. Rates earned on earning assets increased by 27 basis points. Average amounts of interest earning assets, especially loans and taxable investment securities, were higher in the 2007 period.

                                                                           Average Balances, Yields and Rates
                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                        2007                                  2006
                                                                        ----                                  ----
                                                                      Interest                              Interest
                                                          Average     Income /   Yields /       Average     Income /   Yields /
                                                         Balances     Expense   Rates (1)      Balances     Expense    Rates (1)
                                                         --------     -------   ---------      --------     -------    ---------
                                                                                    (Dollars in thousands)
Assets
Interest bearing deposits with other banks ............    $  1,340     $    51      5.09%       $  1,701     $    88       6.92%
Investment securities - taxable .......................      82,031       3,031      4.94%         56,798       1,694       3.99%
Investment securities - tax exempt (2) ................       4,653         127      3.65%          5,100         136       3.57%
Federal funds sold ....................................       9,104         342      5.02%         27,541         988       4.80%
Loans, including loans held for sale (2) (3) ..........     441,626      25,757      7.80%        430,801      24,426       7.58%
                                                           --------     -------                  --------     -------
         Total interest earning assets ................     538,754      29,308      7.27%        521,941      27,332       7.00%
Cash and due from banks ...............................      17,560                                15,503
Allowance for loan losses .............................      (5,351)                              (10,456)
Premises and equipment, net ...........................      10,384                                 9,988
Intangible assets .....................................       6,818                                 7,065
Other assets ..........................................       7,804                                 8,482
                                                           --------                              --------
         Total assets .................................    $575,969                              $552,523
                                                           ========                              ========

Liabilities and shareholders' equity
Interest bearing deposits
     Savings ..........................................    $ 91,791     $ 1,938      2.82%       $ 88,268     $ 1,701       2.58%
     Interest bearing transaction accounts ............      73,887         813      1.47%         71,163         580       1.09%
     Time deposits ....................................     248,462       8,649      4.65%        240,811       7,220       4.01%
                                                           --------     -------                  --------     -------
         Total interest bearing deposits ..............     414,140      11,400      3.68%        400,242       9,501       3.17%
Short-term borrowings .................................      16,642         496      3.98%          9,848         278       3.77%
Long-term debt ........................................      28,617       1,401      6.55%         29,089       1,415       6.50%
                                                           --------     -------                  --------     -------
         Total interest bearing liabilities ...........     459,399      13,297      3.87%        439,179      11,194       3.41%
Noninterest bearing demand deposits ...................      59,841                                58,301
Other liabilities .....................................       2,297                                 2,943
Shareholders' equity ..................................      54,073                                52,100
                                                           --------                              -------
         Total liabilities and shareholders' equity....    $575,610                              $552,523
                                                           ========                              ========

Interest rate spread ..................................                              3.40%                                  3.59%
Net interest income and net yield
     on earning assets ................................                 $16,011      3.97%                    $16,138       4.13%

(1)  Yields and rates are annualized.
(2) Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
(3) Nonaccruing loans are included in the average balances and income from such loans is recognized on a cash basis.

Provision and Allowance for Loan Losses

         The provision for loan losses for the 2007 three month period was $375,000, a decrease of $290,000, or 43.6%, from $665,000 for the same period of 2006. The provision for loan losses decreased to $925,000 for the 2007 nine month period from $1,955,000 for the 2006 nine month period, a decrease of

$1,030,000 or 52.7%. Although the provisions for loan losses were lower for each of the 2007 periods, charge-offs and higher levels of nonperforming and potential problem loans continue to affect the Company's allowance and provision for loan losses. Management continues to use new information about these loans to refine its estimates of the loans' ultimate collectibility and the adequacy of its loan loss allowance.

         Net recoveries during the nine months ended September 30, 2007 were $290,000, compared with net charge-offs of $4,542,000 for the same period of 2006. The coverage ratio (allowance for loan losses divided by nonperforming loans) was .79x as of September 30, 2007 and .94x as of December 31, 2006.

         The activity in the allowance for loan losses is summarized in the following table:

                                                                               Nine Months                             Nine Months
                                                                               EndedEnded              Year                Ended
                                                                              September 30,         December 31,       September 30,
                                                                                 2007                  2006                 2006
                                                                                 ----                  ----                 ----
                                                                                            (Dollars in thousands)
Allowance at beginning of period ..................................           $   4,662            $  11,641             $  11,641
Provision for loan losses .........................................                 925                2,950                 1,955
Net recoveries or (charge-offs) ...................................                 290               (9,929)               (4,542)
                                                                              ---------            ---------             ---------
Allowance at end of period ........................................           $   5,877            $   4,662             $   9,054
                                                                              =========            =========             =========
Allowance as a percentage of loans outstanding ....................                1.29%                1.14%                 2.20%

Loans at end of period ............................................           $ 456,742            $ 409,720             $ 412,106
                                                                              =========            =========             =========

         Following is a summary of nonperforming loans as of September 30, 2007 and December 31, 2006:

                                                                                            September 30,            December 31,
                                                                                                2007                    2006
                                                                                                ----                    ----
                                                                                                    (Dollars in thousands)
Non-performing loans
Nonaccrual loans ................................................................             $   7,480                  $4,714
Past due 90 days or more and still accruing .....................................                     -                     232
                                                                                              ---------                  ------
                     Total ......................................................             $   7,480                  $4,946
                                                                                              =========                  ======
Nonperforming loans as a percentage of:
Loans outstanding ...............................................................                     1.64%                1.21%
Allowance for loan losses .......................................................                   127.28%              106.09%

         The following table shows quarterly changes in nonperforming and potential problem loans since December 31, 2005.

                                                      90 Days or
                                                     More Past Due         Total        Percentage                       Percentage
                                      Nonaccrual        and Still      Nonperforming     of Total       Potential         of Total
                                        Loans           Accruing           Loans           Loans      Problem Loans       Loans
                                        -----           --------           -----           -----      -------------       -----
                                                                           (Dollars in thousands)
December 31, 2005 ............        $ 11,651         $    729         $ 12,380            2.99%      $ 29,313            7.08%
Net change ...................           3,128              949            4,077                                         (2,767)
                                      --------         --------         --------                       --------
March 31, 2006 ...............          14,779            1,678           16,457            3.94%        26,546            6.36%
Net change ...................          (3,628)          (1,476)          (5,104)                                        (3,461)
                                      --------         --------         --------                       --------
June 30, 2006 ................          11,151              202           11,353            2.71%        23,085            5.51%
Net change ...................          (2,483)             175           (2,308)                                          (219)
                                      --------         --------         --------                       --------
September 30, 2006 ...........           8,668              377            9,045            2.19%        22,866            5.55%
Net change ...................          (3,954)            (145)          (4,099)                                        (7,475)
                                      --------         --------         --------                       --------
December 31, 2006 ............           4,714              232            4,946            1.21%        15,391            3.76%
Net change ...................           1,612              (65)           1,547                                         (1,143)
                                      --------         --------         --------                       --------
March 31, 2007 ...............           6,326              167            6,493            1.53%        14,248            3.36%
Net change ...................          (1,169)            (167)          (1,336)                                           385
                                      --------         --------         --------                       --------
June 30, 2007 ................           5,157                -            5,157            1.15%        14,633            3.27%
Net change ...................           2,323                -            2,323                                          1,332
                                      --------         --------         --------                       --------
September 30, 2007 ...........        $  7,480         $      -         $  7,480            1.64%      $ 15,965            3.50%
                                      ========         ========         ========                       ========

         During the third quarter of 2007, non-performing loans increased by $2,323,000 and potential problem loans increased by $1,332,000. The most significant component of the increase in non-performing assets was the addition of a single $1.6 million credit from our Florence region. This is a real estate secured loan, which management estimates has a low potential for loss. Subsequent to the end of the quarter, the loan was brought current. The major components of the increase in potential problem loans were two large, secured, performing commercial credits with technical weaknesses.

         Management will continue to monitor the levels of nonperforming loans and address the weaknesses in these credits to enhance the ultimate collection or recovery of these assets. Management considers the levels and trends in nonperforming assets and potential problem loans in determining how the provision and allowance for loan losses is estimated and adjusted. In the opinion of management, the Company's allowance for loan losses is adequate to provide for losses that may be inherent in the loan portfolio.

Noninterest Income

         Noninterest income for the 2007 third quarter decreased $219,000, or 11.2%, from the $1,958,000 reported for the same 2006 period. Mortgage loan brokerage income for the 2007 third quarter decreased by $435,000, or 45.2%, from the $963,000 recorded in the 2006 period. This decrease was attributable to lower volumes of loan originations resulting from a slowdown in demand for residential mortgage loans and overall mortgage industry conditions.

         For the nine months ended September 30, 2007, noninterest income was $379,000, or 6.4% more than for the first nine months of 2006 primarily because the Company recognized a gain of $712,000 on the sale of other investments during the 2007 second quarter.. Mortgage loan brokerage income decreased $860,000, or 30.9%, for the 2007 nine month period, as discussed above.


Noninterest Expenses

         Noninterest expenses for the third quarter of 2007 were $505,000, or 10.3%, higher than the amounts reported for the same period of 2006. The Company provided $572,000 during the third quarter of 2007 related to estimated losses on warranty liabilities on prior sales of mortgage loans. The Company provided $10,000 for such liabilities in the 2006 third quarter.

         Noninterest expenses for the first nine months of 2007 were $1,961,000, or 13.8%, more than for the same period of 2006. Salaries and employee benefits expenses increased primarily because of the addition of new loan officers in the Midlands, Florence and the mortgage division and the addition of a new officer in the IT area. These increases occurred over the course of 2006 and early 2007.


         Also, during the 2007 nine month period, the Company provided $716,000 for its warranty obligations with respect to loans sold by the mortgage division, an increase of $659,000 from the 2006 amount and an increase of $500,000 over the budget amount for 2007. The reason for the increase over budget was management's identification during the third quarter of 2007 of approximately $1.1 million in loans, 12 accounts, originated by the mortgage division, mostly during 2006, as to which there was a significant possibility that investors might question the original representations and warranties and sufficient reason might exist for repurchase. These loans were primarily originated by the wholesale area of the mortgage division. After review, management estimated the potential loss associated with these loans at approximately $500,000 and during the quarter this amount was provided.

         During the summer of 2006 management of the Bank reorganized the wholesale operation of the mortgage division and severely limited originations of non-conventional mortgage loan originations. Management believes these actions significantly reduce the possibility of future substantial loss provisions related to warranty obligations.

         Despite adverse local and macroeconmic events in the mortgage arena, the division continues to generate an earnings stream from originating traditional one to four family residential mortgage loans, albeit at a lower overall volume. Further, during 2007 the division has generated a net increase of more than $15 million in real estate secured equity lines and lot loans for the Bank's portfolio.



Income Taxes

         Income tax expense was $197,000 less in the 2007 third quarter than for the 2006 period. Income tax expense for the 2007 nine month period was $251,000 less than for the same period of 2006. Both decreases are attributable to lower amounts of income before income taxes in the 2007 periods.

LIQUIDITY

         Liquidity is the ability to meet current and future obligations through liquidation or maturity of existing assets or the acquisition of additional liabilities. Adequate liquidity is necessary to meet the requirements of customers for loans and deposit withdrawals in a timely and economical manner. The most manageable sources of liquidity are composed of liabilities, with the primary focus of liquidity management being the ability to attract deposits within CBI's market areas. Individual and commercial deposits are the primary source of funds for lending activities. Those sources are supplemented by long-term borrowings from the Federal Home Loan Bank of Atlanta and the proceeds of issuing subordinated debentures. Cash and amounts due from banks and federal funds sold are CBI's primary sources of asset liquidity. These funds provide a cushion against short-term fluctuation in cash flow from both loans and deposits. Securities available-for-sale are CBI's principal source of secondary asset liquidity. However, the availability of this source is limited by pledging commitments for public deposits and securities sold under agreements to repurchase, and is influenced by market conditions.

         CBI and the Bank also maintain various federal funds lines of credit with correspondent banks and are able to borrow from the Federal Home Loan Bank of Atlanta ("FHLB") and the Federal Reserve Bank's discount window.


         Total deposits as of September 30, 2007 were $471,432,000, a decrease of $12,189,000, or 2.5%, from the amount as of December 31, 2006. During the nine months ended September 30, 2007, time deposits increased by $11,104,000, with approximately 95% of that growth taking the form of time deposits issued in denominations of $100,000 or more. Approximately $5,006,000 of brokered deposits matured and were paid out during the third quarter of 2007 and were replaced by a short-term advance of $5,000,000 from the Federal Home Loan Bank of Atlanta. As of September 30, 2007, the Bank had obtained short-term borrowings, federal funds purchased, from a correspondent bank in the amount of $10,180,000. As of September 30, 2007 the loan to deposit ratio, excluding loans held for sale, was 96.9%, compared with 84.7% at December 31, 2006 and 87.5% at September 30, 2006.

         The 2007 decline in deposits was primarily the result of an effort to reduce high cost time deposits and the cash flow requirements of local government customers. Management anticipates that year end property tax collections will result in some increase in government deposits over current levels. Management has addressed the Bank's liquidity requirements by selective use of brokered deposits, long and short-term advances from the Federal Home Loan Bank, federal funds purchased, and targeted deposit products. In addition, during the fourth quarter of 2007, management is considering the sale of approximately $16 million in assets from the loan portfolio, representing approximately 60 real estate secured loans. If completed, this sale is expected to have a positive impact on liquidity, reduce the potential problem loan totals by approximately $8 million, and have only a nominal impact on earnings.

         Management believes CBI's and the Bank's liquidity sources are adequate to meet their current and projected operating needs.

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

         The September 30, 2007 risk-based capital ratios for CBI and the bank are presented in the following table, compared with the "well capitalized" and minimum ratios under the regulatory definitions and guidelines:

                                                     September 30, 2007
                                                     ------------------
                                                 Tier 1  Total Capital Leverage
                                                 ------  ------------- --------

Community Bankshares, Inc. ....................  12.85%     14.11%     10.03%
Community Resource Bank, N.A. .................  11.39%     12.64%      8.91%
Minimum "well capitalized" requirement ........   6.00%     10.00%      6.00%
Minimum requirement ...........................   4.00%      8.00%      5.00%

         As shown in the table above, each of the capital ratios exceeds the regulatory requirements to be considered "well capitalized." In the opinion of management, the current and projected capital positions of CBI and the bank are adequate.

         During the third quarter of 2007 the Board of Directors approved a stock repurchase program that authorizes the Company to buy up to 500,000 shares of its common stock. During the quarter, the plan repurchased 42,100 shares at a total cost of $607,000. Shares purchased under the program are cancelled and become authorized but unissued. Management anticipates that the judicious use of this program will have a positive impact on earnings per share and will not have a material adverse effect on capital.


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

Variable Interest Entity

         As discussed under "Capital Resources" and in the notes to unaudited consolidated financial statements under "Variable Interest Entity," as of September 30, 2007, CBI held an equity interest in, and guarantees the liabilities of, a non-consolidated variable interest entity.

Commitments

         CBI's banking and mortgage brokerage subsidiaries are parties to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve varying degrees of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Exposure to credit loss is represented by the contractual, or notional, amounts of these commitments. The same credit policies are used in making commitments as are used for on-balance-sheet instruments.

         The following table sets forth the contractual amounts of commitments which represent credit risk:

                                                              September 30, 2007
                                                              ------------------
                                                                  (Dollars in
                                                                  thousands)
Loan commitments ..........................................        $71,683
Standby letters of credit .................................          2,095

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

         Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Those letters of credit are primarily issued to support private borrowing arrangements. All letters of credit are short-term guarantees. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Generally, collateral supporting those commitments is obtained if deemed necessary. Since many of the standby letters of credit are expected to expire without being drawn upon, the total letter of credit amounts do not necessarily represent future cash requirements.

         The Company entered into a contract for the construction of a new branch office to be located on Clemson Road in the northeast Columbia, SC area. Construction was begun in the second quarter of 2007 and the office is expected to open for business early in 2008. Approximately $643,000 of the estimated $830,000 construction cost has been expended through early November 2007.

Derivative Financial Instruments

         In April, 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and

Hedging Activities." Among other requirements, this Statement provides that loan commitment contracts entered into or modified after June 30, 2003 that relate to the origination of mortgage loans that will be held for sale shall be accounted for as derivative instruments by the issuer of the loan commitment. In March, 2004, the SEC issued its Staff Accounting Bulletin No 105 "Application of Accounting Principles to Loan Commitments," which resulted in no changes in the Bank's accounting for such commitments. The Bank issues mortgage loan rate lock commitments to potential borrowers to facilitate its origination of home mortgage loans that are intended to be sold. Between the time that the Bank issues its commitments and the time that the loans close and are sold, the Bank is subject to variability in the selling prices related to those commitments due to changes in market rates of interest. However, the Bank offsets this variability through the use of so-called "forward sales contracts" to investors in the secondary market. Under these arrangements, an investor agrees to purchase the closed loans at a predetermined price. The Bank generally enters into such forward sales contracts at the same time that rate lock commitments are issued. These arrangements effectively insulate the Bank from the effects of changes in interest rates during the time the commitments are outstanding, but the arrangements do not qualify as fair value hedges. These derivative financial instruments are carried in the balance sheet at estimated fair value and changes in the estimated fair values of these derivatives are recorded in the statement of income in net gains or losses on loans held for sale.

         Derivative financial instruments are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. The following table includes the notional principal amounts of rate lock commitments and forward sales contracts as of September 30, 2007, and the estimated fair values of those financial instruments included in other assets and liabilities in the balance sheet as of that date.

                                                                                                      September 30, 2007
                                                                                                      ------------------
                                                                                                                       Estimated
                                                                                                                       Fair Value
                                                                                                    Notional              Asset
                                                                                                     Amount            Liability)
                                                                                                     ------            ----------
                                                                                                        (Dollars in thousands)
Rate lock commitments to potential borrowers
  to originate mortgage loans to be held for sale ..................................                 $13,341           $    37
Forward sales contracts with investors
  of mortgage loans to be held for sale ............................................                  13,341                37


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

         CBI's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. According to the model, as of September 30, 2007, CBI is positioned so that net interest income would increase $192,000 and net income would increase $120,000 in the next twelve months if interest rates declined 100 basis points. Conversely, net interest income would decline $8,000 and net income would decline $5,000 in the next twelve months if interest rates increased 100 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions CBI and its customers could undertake in response to changes in interest rates.

         As of September 30, 2007 there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2006. The foregoing disclosures related to the market risk of CBI should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2006 Annual Report on Form 10-K.


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

                           PART II--OTHER INFORMATION

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds


         On July 30, 2007, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. The program expires on July 30, 2008.


                      ISSUER PURCHASES OF EQUITY SECURITIES

          Period             (a) Total number     (b) Average price     (c) Total number     (d) Maximum number
                            of shares purchased     paid per share          of shares        of shares that may
                                                                        purchased as part     yet be purchased
                                                                           of publicly       under the plans or
                                                                       announced plans or         programs
                                                                            programs

          8/1/07 - 8/31/07        42,100                $14.41               42,100               457,900
          9/1/07 - 9/30/07             -                $    -                    -               457,900
                                  ------                ------               ------               -------
Total                             42,100                $14.41               42,100               457,900



Item 6.  Exhibits

         3-2      Amended  Bylaws  (incorporated  by reference to Form 8-K filed
                  August 28, 2007)
         31-1     Rule 13a-14(a)/15d-14(a)  Certification of principal executive officer
         31-2     Rule 13a-14(a)/15d-14(a)  Certification of principal financial officer
         32       Certifications Pursuant to 18 U.S.C. Section 1350

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        DATED: November 13, 2007

COMMUNITY BANKSHARES, INC.

By:  s/Samuel L. Erwin
     -------------------------------------------
       Samuel L. Erwin
       Chief Executive Officer

By:  s/William W. Traynham
     -------------------------------------------
       William W. Traynham
       President and Chief Financial Officer
       (Principal Accounting Officer)




                                  EXHIBIT INDEX


3-2      Amended Bylaws  (incorporated by reference to Form 8-K filed August 28,
         2007)

31-1     Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

31-2     Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

32       Certifications Pursuant to 18 U.S.C. Section 1350