Form 10-K
period 2007-12-31
COMMUNITY BANKSHARES INC /SC/
filed 2008-03-31
CIK 894508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007        Commission File No. 000-22054

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act: (Check one):

Large accelerated filer  [ ]                     Accelerated filer  [ ]
Non-accelerated  filer   [ ]                     Smaller reporting company  [X]
(Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes    [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2007, was approximately $54,600,000.

As of March 3, 2008, there were 4,453,356 shares of the registrant's common stock, no par value, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2008 Annual Meeting of Shareholders - Part III

                             10-K TABLE OF CONTENTS

                                                           Part I                                       Page

Item 1          Business                                                                                   4
Item 1A         Risk Factors                                                                              13
Item 1B         Unresolved Staff Comments                                                                 17
Item 2          Description of Properties                                                                 17
Item 3          Legal Proceedings                                                                         18
Item 4          Submission of Matters to a Vote of Security Holders                                       18


                                     Part II
Item 5          Market for Registrant's Common Equity, Related Stockholder Matters and
                   Issuer Purchases of Equity Securities                                                  18
Item 6          Selected Financial Data                                                                   20
Item 7          Management's Discussion and Analysis of Financial Condition and Results of
                   Operations                                                                             22
Item 7A         Quantitative and Qualitative Disclosures about Market Risk                                49
Item 8          Financial Statements and Supplementary Data                                               54
                Report of Independent Registered Public Accounting Firm                                   55
                Consolidated Balance Sheets, December 31, 2007 and 2006                                   56
                Consolidated Statements of Income,
                   Years Ended December 31, 2007, 2006 and 2005                                           57
                Consolidated Statements of Changes in Shareholders' Equity,
                   Years Ended December 31, 2007, 2006 and 2005                                           58
                Consolidated Statements of Cash Flows,
                   Years Ended December 31, 2007, 2006 and 2005                                           59
                Notes to Consolidated Financial Statements                                                61
                Quarterly Data for 2007 and 2006                                                          94
Item 9          Changes In and Disagreements with Accountants
                   on Accounting and Financial Disclosure                                                 95
Item 9A(T).     Controls and Procedures                                                                   95


Item 9B         Other Information                                                                         96


                                    Part III
Item 10         Directors, Executive Officers and Corporate Governance                                     *
Item 11         Executive Compensation                                                                     *
Item 12         Security Ownership of Certain Beneficial Owners and Management and
                   Related Stockholder Matters                                                            97
Item 13         Certain Relationships and Related Transactions
                   and Director Independence                                                               *
Item 14         Principal Accountant Fees and Services                                                     *

                                     Part IV
Item 15         Exhibits and Financial Statement Schedules                                                98

* Incorporated by reference to Registrant's Proxy Statement for the 2008 Annual Meeting of Shareholders

                        CAUTIONARY NOTICE WITH RESPECT TO
                           FORWARD LOOKING STATEMENTS

          This report contains "forward-looking statements" within the meaning of the securities laws. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forwarding-looking statements.

          All statements that are not historical facts are statements that could be "forward-looking statements." You can identify these forward-looking statements through the use of words such as "may," "will," "should," "could," "would," "expect," "anticipate," "assume," indicate," "contemplate," "seek," "plan," "predict," "target," "potential," "believe," "intend," "estimate," "project, " "continue," or other similar words. Forward-looking statements include, but are not limited to, statements regarding the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

          These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

          o    future economic and business conditions;
          o lack of sustained growth in the economies of the Company's market areas;
          o    government monetary and fiscal policies;
          o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
          o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;
          o    credit risks;
          o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
          o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
          o changes in laws and regulations, including tax, banking and securities laws and regulations;
          o    changes in accounting policies, rules and practices;
          o changes in technology or products may be more difficult or costly, or less effective, than anticipated;
          o the effects of war or other conflicts, acts of terrorism or other catastrophic events that may affect general economic conditions and economic confidence; and
          o other factors and information described in this report and in any of the other reports that we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

          All forward-looking statements are expressly qualified in their entirety by this cautionary notice. The Company has no obligation, and does not undertake, to update, revise or correct any of the forward-looking statements after the date of this report. The Company has expressed its expectations, beliefs and projections in good faith and believes they have a reasonable basis. However, there is no assurance that these expectations, beliefs or projections will result or be achieved or accomplished.


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


         In August 2006, Orangeburg National Bank's name was changed to Community Resource Bank, N.A. ("CRB" or the "Bank"), and in October 2006, the Sumter bank, the Florence bank and the Ridgeway bank were merged into CRB. As a result, the Corporation now consists of the holding company (CBI), the bank subsidiary (CRB) and the mortgage company (CRM). Effective in January 2007 the operations of the mortgage company became a division of the Bank. The Bank plans to continue to conduct mortgage loan origination operations under the name "Community Resource Mortgage, a division of Community Resource Bank" (the "Mortgage Division"). CRM remains a separate corporate entity and wholly-owned subsidiary of the Corporation, but with only limited assets and activities. The Bank and Mortgage Division now operate in four geographical regions in South
Carolina: Orangeburg, Sumter, Florence and the Midlands (Fairfield and Richland counties).

         The Bank organized Community Resource Financial Services, Inc., as a wholly-owned financial subsidiary in 2002 for the purpose of engaging in sales of securities and insurance products.


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

         The Mortgage Division provides a wide variety of one to four family residential mortgage products in the markets served by the Bank.

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

         The primary market area for the Bank comprises generally the middle of the state and Pee Dee section of South Carolina. In the conduct of certain banking business, the Bank also competes with credit unions, consumer finance companies, insurance companies, money market mutual funds, and other financial institutions, many of which are not subject to the same degree of regulation and restrictions imposed upon the Bank. Many of these competitors have substantially greater resources and lending limits than the Bank and offer certain services, such as international banking and trust services, which the Bank does not provide. The Bank believes, however, that its relatively small size and community banking orientation permits it to offer more personalized services than many of its competitors.

         At June 30, 2007, the Bank was the 14th largest (of 101) FDIC insured financial institutions in the state of South Carolina. At that date the Bank had $486 million in deposits, which represented .76% of the state's total FDIC insured deposits of $64 billion. In Orangeburg County, the Bank competed with nine other FDIC insured institutions, in Sumter County eight, in Florence County 16, in Richland County 19, and in Fairfield County four. At June 30, 2007, the Bank's Orangeburg offices had the second largest deposit share in Orangeburg; the Bank's Sumter offices had the third largest deposit share in Sumter; the Bank's Florence offices had the sixth largest deposit share in Florence; and the Bank's Midlands offices had the largest deposit share in Fairfield County, and the 16th largest deposit share in Richland County.

         The Mortgage Division provides services from offices in Orangeburg, Richland, Sumter, and Florence, South Carolina, where it competes with hundreds of financial institutions and mortgage originators.


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


         As discussed below under the caption "Gramm-Leach-Bliley Act," Congress has adopted extensive changes in the laws governing the financial services industry. Among the changes adopted are creation of the financial holding company, a type of bank holding company with powers that greatly exceed those of standard holding companies, and creation of the financial subsidiary, a subsidiary that can be used by national banks to engage in many, though not all, of the same activities in which a financial holding company may engage. The legislation also establishes the concept of functional regulation whereby the various financial activities in which financial institutions engage are overseen by the regulator with the relevant regulatory experience. Accordingly, the following discussion relates to the supervisory and regulatory provisions that apply to CBI and the Bank as they currently operate.


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


         CBI is also subject to limited regulation and supervision by the South Carolina State Board of Financial Institutions (the "State Board"). A South Carolina bank holding company may be required to provide the State Board with information with respect to the financial condition, operations, management and inter-company relationships of the holding company and its subsidiaries. The
State Board also may require such other information as is necessary to keep itself informed about whether the provisions of South Carolina law and the regulations and orders issued thereunder by the State Board have been complied with, and the State Board may examine any bank holding company and its subsidiaries. Furthermore, pursuant to applicable law and regulations, the Corporation must receive approval of, or give notice to (as applicable) the State Board prior to engaging in the acquisition of banking or non-banking institutions or assets.



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


         Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, ranging from, for example, the termination of deposit insurance by the FDIC, to a prohibition on the taking of brokered deposits to placing the Bank in receivership.


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

FDIC Insurance Assessments

         The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund ("DIF") on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The amount each institution is assessed is based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. The FDIC uses a risk-based premium system that assesses higher rates on those institutions that pose greater risks to the DIF. Under the rule adopted by the FDIC in November 2006, beginning January 1, 2007, the FDIC placed each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Effective January 1, 2007, rates range between 5 and 43 cents per $100 in assessable deposits.

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

         Under provisions of the legislation and regulations adopted by the appropriate regulators, banks, securities firms and insurance companies are able to structure new affiliations through a holding company structure or through a financial subsidiary. The legislation creates a type of bank holding company called a "financial holding company" which has powers much more extensive than those of standard holding companies. These expanded powers include authority to engage in "financial activities," which are activities that are (1) financial in nature; (2) incidental to activities that are financial in nature; or (3) complementary to a financial activity and that do not impose a safety and soundness risk. Significantly, the permitted financial activities for financial holding companies include authority to engage in merchant banking and insurance activities, including insurance portfolio investing. A bank holding company can qualify as a financial holding company and expand the services it offers only if all of its subsidiary depository institutions are well-managed, well-capitalized and have received a rating of "satisfactory" on their last Community Reinvestment Act examination.

         The legislation also creates another type of entity called a "financial subsidiary." A financial subsidiary may be used by a national bank or a group of national banks to engage in many of the same activities permitted for a financial holding company, though several of these activities, including real estate development or investment, insurance or annuity underwriting, insurance portfolio investing and merchant banking, are reserved for financial holding companies. A bank's investment in a financial subsidiary affects the way in which the bank calculates its regulatory capital, and the assets and liabilities of financial subsidiaries may not be consolidated with those of the bank. The bank must also be certain that its risk management procedures are adequate to protect it from financial and operational risks created both by itself and by any financial subsidiary. Further, the bank must establish policies to maintain the separate corporate identities of the bank and its financial subsidiary and to prevent each from becoming liable for the obligations of the other. The Bank has a financial subsidiary for the sale of securities and insurance products.

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

Sarbanes-Oxley Act of 2002

         The Sarbanes-Oxley Act, which was enacted in 2002, mandated extensive reforms and requirements for public companies. The SEC has adopted extensive new regulations pursuant to the requirements of the Sarbanes-Oxley Act. The
Sarbanes-Oxley Act and the SEC's new regulations have increased the Corporation's cost of doing business, particularly its fees for internal and external audit services and legal services, and the law and regulations are expected to continue to do so. However, the Corporation does not believe that it will be affected by Sarbanes-Oxley and the new SEC regulations in ways that are materially more onerous than those of other public companies of similar size and in similar businesses.

Legislative Proposals


         Legislation which could significantly affect the business of banking is introduced in Congress from time to time. For example, numerous bills are pending in Congress and the South Carolina Legislature to provide various forms of relief to homeowners from foreclosure of mortgages as a result of publicity surrounding economic problems resulting from subprime mortgage lending and the economic adjustments in national real estate markets. CBI cannot predict the future course of such legislative proposals or their impact on CBI should they be adopted.


Employees

         At December 31, 2007 the Corporation employed 184 full time equivalent employees. Management believes that its employee relations are excellent.

Further Information

         Further information about the business of the Corporation and the Banks is set forth in this Form 10-K under Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Available information

         The Company electronically files with the Securities and Exchange Commission (SEC) its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its periodic reports on Form 8-K, amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "1934 Act), and proxy materials pursuant to Section 14 of the 1934 Act. The SEC maintains a site on the Internet, www.sec.gov, that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Company also makes its filings available, free of charge, through its Web site, www.communitybanksharesinc.com, as soon as reasonably practical after the electronic filing of such material with the SEC.

Item 1A.  Risk Factors

                          Risks Related to Our Industry

         We are subject to governmental regulation which could change and increase our cost of doing business or have an adverse effect on our business.


         We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies. Most of this regulation is designed to protect our depositors and other customers, not our shareholders. Our compliance with the requirements of these agencies is costly and may limit our growth and restrict certain of our activities, including, payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, and locations of offices. We are also subject to capitalization guidelines established by federal authorities and our failure to meet those guidelines could result in limitations being imposed on our activities or, in an extreme case, in our bank's being placed in receivership. We are also subject to the extensive and expensive requirements imposed on public companies by the Sarbanes-Oxley Act of 2002 and related regulations.

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

         Our profitability depends upon our net interest income, which is the difference between interest earned on our interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments, or, conversely, if the interest earned on loans and investments decreases faster than the interest we pay on deposits and borrowings. Interest rates, and consequently our results of operations, are affected by general economic conditions (domestic and foreign) and fiscal and monetary policies. Monetary and fiscal policies may materially affect the level and direction of interest rates. Beginning in June 2004 through June 2006, the Federal Reserve raised rates 17 times for a total increase of 4.25%. Increases in interest rates generally decrease the market values of interest earning investments and loans held and therefore may adversely affect our liquidity and earnings. Increased interest rates also generally affect the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types. Beginning September 18, 2007, the Federal Reserve has decreased interest rates five times through February 29, 2008 for a total decrease of 2.25%. Decreases in interest rates generally have the opposite effect on market values of interest-bearing assets, the volume of mortgage loan originations, the resale value of mortgage loans originated for resale, and the ability of borrowers to perform under existing loans of all types from the effect of increases in interest rates.

                        Risks Related to Our Common Stock

         Our common stock has a limited trading market, which may limit your ability to sell your stock.

         Our common stock is traded on the American Stock Exchange under the symbol "SCB." Since January 1, 2007, the average weekly trading volume has been approximately 12,973 shares. Accordingly, a shareholder who wishes to sell a large number of shares may experience a delay in selling the shares or have to sell them at a lower price in order to sell them promptly.


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



         Declaration and payment of dividends are within the discretion of our board of directors. Our Bank is currently our only source of funds with which to pay cash dividends. Our Bank's declaration and payment of future dividends to us is within the discretion of the Bank's board of directors, and is dependent upon its earnings, financial condition, its need to retain earnings for use in the business and any other pertinent factors. The Bank's payment of dividends is also subject to various regulatory requirements and the ability of the Bank's regulators to forbid or limit payment(s) of dividends.


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

Item 2.  Description of Property


         The Corporation owns approximately three acres of land located at 102 Founders Court in the northeast area of the City of Orangeburg, SC on which it built a two story, 16,000 square foot corporate headquarters and operations center. The new building was completed during the fourth quarter of 2005, and the Corporation began operating from this facility in mid-January 2006.

         The Bank leases office space for its Chief Credit Officer and Director of Human Resources at 508 Hampton Street, Suite 203, Columbia, SC under the terms of a lease that expires in May, 2009.

         The Bank owns land located at 1820 Columbia Road NE, in Orangeburg, SC where the Bank maintains an office in a one-story building of approximately 7,000 square feet, and land located at the corner of Glover and Broughton Streets, Orangeburg, SC where it operates a branch facility of approximately 6,500 square feet.

         The Bank also owns property at 683 Bultman Drive in Sumter, SC on which is located a one-story 6,500 square foot bank office building. The Bank leases property at 1135 West Liberty Street in Sumter, SC where it operates a branch office in a one-story building of approximately 3,600 square feet. The land, approximately one acre, is leased under a non-cancellable operating lease for an initial term of twenty years, with four five-year renewal options. The Bank is responsible for property taxes and improvements.

         The Bank leases approximately 1.7 acres of land located at 2009 Hoffmeyer Road in Florence, SC for a banking office. The lease is for an initial term of ten years and provides for two ten year renewals and a final two year renewal. The Bank is responsible for property taxes and improvements. The Bank built a 7,500 square foot, one-story building for the office on the leased site. The Bank also leases approximately one quarter acre of land and a 2,000 square foot building at 812 Second Loop Road, Florence, SC for a branch office. The lease is for an initial term of five years and contains both early termination and renewal options. The Bank purchased a 1.1 acre lot in the 600 block of the Pamplico Highway in Florence which is intended for future development as a banking office.

         The Bank also owns offices in a two story building on a quarter acre site at 100 S. Palmer Street in Ridgeway, SC, a 1,900 square foot one story branch office on a one acre site at 610 West Moultrie Street in Winnsboro, SC, and, as of August 2006, leases approximately 7,000 square feet of a two-story 14,000 square foot office building located at 312 Blythewood Road in Blythewood, SC. In 2007, The Bank sold the site on McNulty St. previously used for the Blythewood branch. The Bank has purchased a one acre parcel of land on Clemson Road in Columbia, SC on which it built a branch of approximately 5,000 square foot, which opened for business in January 2008.

         CRM operates from leased offices located at 508 Hampton Street, Suite 201, Columbia, SC. The Hampton Street, Columbia office is leased under the terms of a lease that expires in May 2009. The mortgage division also operates from each of the main regional offices of the Bank.


         Information about future lease payments is included in Note 7 to the consolidated financial statements contained elsewhere in this report.

Item 3.  Legal Proceedings

         The Corporation, the Bank and CRM are from time to time subject to legal proceedings in the ordinary course of their business. No proceedings were pending at December 31, 2007, that management believes are likely to have a material adverse effect on the Corporation or its subsidiaries.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted for a vote of the security holders during the fourth quarter of 2007.


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

                           Quarter Ended        High         Low
                           -------------        ----         ---
                            March 31, 2007     $ 17.05     $ 16.00
                             June 30, 2007     $ 16.43     $ 14.80
                        September 30, 2007     $ 15.20     $ 14.00
                         December 31, 2007     $ 14.85     $ 11.50
                            March 31, 2006     $ 17.20     $ 15.02
                             June 30, 2006     $ 16.40     $ 14.90
                        September 30, 2006     $ 17.69     $ 15.45
                         December 31, 2006     $ 17.00     $ 15.65



         During 2007, the Corporation had stock sales volume of 674,600 shares compared with 443,500 shares the prior year.

         There were 2,088 holders of record of the Corporation's Common Stock (no par value) as of March 3, 2008.

         During 2007, the Corporation authorized and paid quarterly cash dividends totaling $.48 per share. The total cost of these dividends was $2,142,000 or 83.3% of net income. During 2006, the Corporation authorized and paid quarterly cash dividends totaling $.44 per share. The total cost of these dividends was $1,952,000 or 39.0% of net income. The dividend policy of the Corporation is subject to the discretion of the Board of Directors and depends upon a number of factors, including earnings, financial condition, cash needs and general business conditions, as well as applicable regulatory considerations. Subject to ongoing review of these circumstances, the Board expects to maintain a reasonable, safe and sound dividend payment policy.

         The current source of dividends to be paid by the Corporation is the dividends received from the Bank. Accordingly, the laws and regulations that govern the payment of dividends by national banking associations may restrict the Corporation's ability to pay dividends. National banks may pay dividends only out of present and past earnings and are subject to numerous limitations designed to ensure that banks have adequate capital to operate safely and soundly (See Item 1. Description of Business - Supervision and Regulation - Payment of Dividends, and Item 8 - Financial Statements and Supplementary Data -
Note 19 - Regulatory Matters). As of December 31, 2007, the Bank could have declared additional dividends of up to $3,955,000 without the approval of regulatory authorities. As of January 1, 2008, the dividend restrictions would have allowed the Bank to pay no more than approximately $3,452,000 in dividends without the prior approval of regulators.

         The information required by Item 201(d) of Regulation S-K is set forth in Item 12 of this Form 10-K.

Unregistered Sales of Equity Securities

         On December 10, 2007, the Company sold 2,000 shares of its common stock to an executive officer for an aggregate purchase price of $24,200. On December 13, 2007, the Company sold 5,000 shares of its common stock to an independent director for an aggregate purchase price of $61,000. Issuance of the securities was not registered under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) thereof because no public offering was involved.


Purchases of Equity Securities

         The table below summarizes transactions in the Corporation's stock repurchase program during the fourth quarter of 2007:

         Month          (a) Total number of    (b) Average price paid   (c) Total number of      (d) Maximum number
                         shares purchased            per share          shares purchased as       of shares that may yet
                                                                          part of publicly         be purchased under
                                                                        announced program               program

       12/1-12/31              4,000              $    12.58                   4,000                    453,900

         These repurchases were made pursuant to a stock repurchase program announced on July 30, 2007 authorizing the purchase of up to 500,000 shares of the Company's common stock. The repurchase program expires on July 30, 2009.




Item 6.  Selected Financial Data

         The following is a summary of the consolidated financial position and results of operations of the Corporation for the years ended December 31, 2003 through 2007.

(Dollars in thousands, except per share data)

                                                                                Years Ended December 31,
                                                                                ------------------------
                                                         2007              2006             2005              2004           2003
                                                         ----              ----             ----              ----           ----
INCOME STATEMENT DATA
Net interest income ...........................        $ 21,551         $ 21,553         $ 20,801         $ 17,843         $ 16,708
Provision for loan losses .....................           3,155            2,950            9,637            5,102            1,119
Noninterest income ............................           6,794            8,306            8,003            7,278            9,125
Noninterest expense ...........................          21,099           19,227           17,391           15,039           15,932
Net income ....................................           2,572            5,009            1,011            3,209            5,635

PER COMMON SHARE
Net income - basic ............................        $   0.58         $   1.13         $   0.23         $   0.74         $   1.31
Net income - diluted ..........................            0.57             1.11             0.22             0.72             1.27
Cash dividends ................................            0.48             0.44             0.40             0.40             0.36
Book value ....................................           12.06            11.85            11.12            11.39            11.10

BALANCE SHEET DATA (YEAR END)
Total assets ..................................        $576,567         $578,517         $556,836         $512,377         $466,580
Loans held for sale ...........................           3,509            9,235           12,447           15,090            8,411
Loans, net ....................................         458,696          405,058          402,343          389,302          327,900
Deposits ......................................         481,707          483,621          464,209          423,458          378,704
Shareholders' equity ..........................          53,645           52,624           48,992           50,027           48,070

FINANCIAL RATIOS
Return on average assets ......................            0.44%            0.89%            0.19%            0.67%            1.25%
Return on average equity ......................            4.73%            9.80%            1.94%            6.41%           12.17%
Net interest margin ...........................            3.97%            4.08%            4.12%            3.98%            3.95%

OPERATIONS DATA
Bank's branch offices .........................              10                9                9                9                8
Mortgage loan offices .........................               1                4                4                4                3
Employees (full-time equivalent) ..............             184              195              194              182              190

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

INTRODUCTION

     The discussion and data presented below analyze major factors and trends regarding the financial condition and results of operations of Community Bankshares Inc. and its subsidiaries for the three year period ended December
31, 2007. This information should be reviewed in conjunction with the consolidated financial statements and related notes contained elsewhere in this report.

     Business of the Corporation


     Community Bankshares Inc. is a bank holding company. Prior to November 2006, CBI owned four banking subsidiaries: Orangeburg National Bank, Sumter National Bank, Florence National Bank, and the Bank of Ridgeway; and a mortgage company subsidiary, Community Resource Mortgage, Inc. ("CRM"). In August 2006, Orangeburg National Bank was renamed Community Resource Bank, N.A. ("CRB" or "the Bank") and, in October 2006, the other bank subsidiaries were merged into CRB. The executive management, item and data processing and other technical services previously provided by CBI for its subsidiaries are now provided by the same personnel, acting as a division of the Bank. While CRM continues to exist as a separate wholly-owned subsidiary, most of its activities have been conducted by the Bank since January 2007. The accounting for the merger of these related entities was done in manner similar to a pooling of interests, in conformity with the requirements of FASB Statement 141. The financial statements for 2007 present the operations of the holding company, the bank and the mortgage company on a consolidated basis. Condensed parent-only financial statements are presented in the notes to the consolidated financial statements.


     Community Resource Bank, N.A. is a national banking association that commenced operations in November 1987, under the name Orangeburg National Bank. It operates from two offices in Orangeburg, South Carolina, two offices in Sumter, South Carolina, two offices in Florence, South Carolina, and one office in each of Ridgeway, Winnsboro, Blythewood, and in an unincorporated area in Northeast Richland County, SC. The Bank provides a variety of commercial banking services in its community markets. Its primary customer markets are consumers and small to medium size businesses.


         The Bank continues to conduct mortgage brokerage activities under the name "Community Resource Mortgage, a division of Community Resource Bank" (the "Mortgage Division"), and offers a variety of one to four family residential mortgage products, primarily for resale in the secondary market, from offices in Columbia and in the bank's regional main branches. Community Resource Mortgage, Inc. continues to exist as a wholly-owned subsidiary of the Corporation, but its activities currently are limited to servicing a small number and dollar amount of real estate loans.

EARNINGS PERFORMANCE

2007 compared with 2006

         For the year ended December 31, 2007, the Corporation recorded net income of $2,572,000, a decrease of $2,437,000, or 48.7%, from net income of $5,009,000 for 2006. Net income per share for 2007 was $.58 compared with $1.13 for 2006. Diluted net income per share was $.57 for 2007 compared with $1.11 for 2006. Return on average assets was .44% for 2007 compared with .89% for 2006 and return on average shareholders' equity was 4.73% for 2007 compared with 9.80% for 2006.

         Net income for 2007 was affected primarily by the following factors:

          o the Bank experienced significant growth in its loan portfolio, but overall assets and deposits were fairly stable from 2006 to 2007, and the benefit of increased volume in higher yielding earning assets was almost exactly offset by decreases in the net interest margin, leaving net interest income almost unchanged from 2006;

          o noninterest income decreased by $1,512,000 primarily as a result of a $1,168,000 decrease in mortgage brokerage income, a loss of $998,000 from the sale of a $4.8 million portion of the loan portfolio, and a partially offsetting $712,000 gain on the sale of other investments; and

          o noninterest expense increased by $1,872,000 over the prior year level, of which $1,204,000 (64%) was attributable to higher salaries and employee benefits and larger amounts provided for contingent and warranty liabilities; and

          o income tax expense decreased by $1,154,000, or 56.8%, due to lower income before income taxes.

         Mortgage brokerage income decreased in response to lower originations of mortgage loans during 2007. During 2007, originations of mortgage loans held for sale totaled $126,739,000 compared with originations of $234,821,000 in 2006 and $210,552,000 in 2005. Sales of such loans in 2007 totaled $132,465,000 in
2007  compared with sales of  $238,033,000  and  $213,195,000  in 2006 and 2005, respectively.

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

          o increased premises and fixed asset expense associated with the relocation of the Corporation's headquarters and Blythewood branch; and

          o    increased   other   noninterest   expense   associated  with  the
               implementation of a new management information system.

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

         From mid-2006 until late 2007, the Federal Reserve maintained its target rates at the levels established previously.

         Other market rates fluctuated somewhat during that period but the general tendency was for shorter-term rates to increase relatively slowly while longer tem rates generally increased at a faster pace. Rates for conventional mortgage loans, however, declined steadily during the period before increasing in the middle of the second quarter of 2007. In September 2007, the Federal Reserve responded to deteriorating conditions in the credit markets by decreasing interest rates. As a result, other market rates of interest decreased steadily throughout the last two quarters of 2007. Further interest rate cuts were made during the early first quarter 2008 and management anticipates that additional interest rate cuts are probable given the prevailing economic environment in the first quarter of 2008.

         The following table presents the average balance sheets, the average yield and the interest earned on earning assets, and the average rate and the interest expense on interest bearing liabilities for the years ended December 31, 2007, 2006, and 2005.

                                                                     Average Balances, Yields and Rates

                                                                            Years Ended December 31,
                                                                            ------------------------
                                                        2007                           2006                          2005
                                                        ----                           ----                          ----
                                                       Interest                       Interest                      Interest
                                            Average    Income/   Yields/   Average    Income/   Yields/  Average    Income/  Yields/
                                            Balances   Expense     Rates   Balances   Expense     Rates  Balances   Expense    Rates
                                            --------   -------     -----   --------   -------     -----  --------   -------    -----
                                                                               (Dollars in thousands)
Assets
Interest-bearing deposits with other banks  $   1,355  $     56    4.13%  $   1,719  $    118   6.86%   $    694   $    49    7.06%
Investment securities - taxable ...........    79,506     3,955    4.97%     59,416     2,470   4.16%     54,077     1,758    3.25%
Investment securities - tax exempt (1) ....     4,598       170    3.70%      5,030       180   3.58%      6,259       215    3.44%
Federal funds sold ........................     8,468       418    4.94%     33,583     1,501   4.47%     17,900       629    3.51%
Loans, including held for sale (1)(2)(3) ..   448,587    34,768    7.75%    429,131    32,785   7.64%    426,384    28,955    6.79%
                                            ---------  --------           ---------  --------           --------   -------
    Total interest earning assets .........   542,514    39,367    7.26%    528,879    37,054   7.01%    505,314    31,606    6.25%
Cash and due from banks ...................    16,313                        15,301                       15,671
Allowance for loan losses .................    (5,506)                      (10,053)                      (5,402)
Premises and equipment ....................    10,482                        10,079                        8,257
Intangible assets .........................     6,787                         7,033                        7,280
Other assets ..............................     7,922                         9,022                        4,573
                                            ---------                     ---------                     --------
    Total assets .......................... $ 578,512                     $ 560,261                     $535,693
                                            =========                     =========                     ========

Liabilities and shareholders' equity
Interest bearing deposits
  Interest bearing transaction accounts ... $  73,731  $  1,040    1.41%  $  70,561  $    793   1.12%    $ 60,785  $    452    0.74%
  Savings .................................    91,429     2,472    2.70%     91,064     2,476   2.72%      89,407     1,393    1.56%
  Time deposits ...........................   249,786    11,664    4.67%    242,093     9,969   4.12%     225,627     6,895    3.06%
                                            ---------  --------           ---------  --------            --------  --------
    Total interest bearing deposits .......   414,946    15,176    3.66%    403,718    13,238   3.28%     375,819     8,740    2.33%
Short-term borrowings .....................    18,783       766    4.08%     13,680       400   2.92%       8,584       198    2.31%
Long-term debt ............................    28,848     1,874    6.50%     28,342     1,863   6.57%      32,815     1,867    5.69%
                                            ---------  --------           ---------  --------            --------  --------
    Total interest bearing liabilities ....   462,577    17,816    3.85%    445,740    15,501   3.48%     417,218    10,805    2.59%
Noninterest-bearing demand deposits .......    59,101                        60,099                        64,339
Other liabilities .........................     2,458                         3,315                         2,116
Shareholders' equity ......................    54,376                        51,107                        52,020
                                            ---------                     ---------                      --------
    Total liabilities and
     shareholders' equity ................. $ 578,512                     $ 560,261                      $535,693
                                            =========                     =========                      ========

Interest rate spread (4) ..................                        3.41%                        3.53%                          3.66%
Net interest income and net yield
  on earning assets (5) ...................            $ 21,551    3.97%             $ 21,553   4.08%              $ 20,801    4.12%
                                                       ========                      ========                      ========

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

         Interest income for 2007 increased by $2,313,000 over the amount for 2006. For 2007, the Corporation's average amounts of investment securities increased by $19,658,000 and loans increased by $19,456,000 over the 2006 amounts and the amounts of federal funds sold decreased $25,115,000. The yield earned on taxable investment securities in 2007 was 81 basis points higher than in 2006, the yield on loans increased by 11 basis points and the yield on federal funds sold increased by 47 basis points.

         Interest expense for 2007 increased by $2,315,000 over the 2006 amount. Average amounts of funds obtained from interest bearing transaction accounts increased slightly for 2007, average time deposits increased by $7,693,000, and short-term borrowings increased by $5,103,000. Long-term debt and savings
deposits  were  substantially   unchanged.   Rates  paid  for  interest  bearing
transaction accounts and time deposits increased by 29 and 55 basis points, respectively, for 2007. Rates paid for short-term borrowings increased by 116 basis points and the rate paid for long-term debt decreased by 7 basis points. . Long-term debt is composed of fixed rate advances from the Federal Home Loan Bank of Atlanta and $10,300,000 of variable-rate junior subordinated debt. The subordinated debt reprices quarterly and is indexed to the three-month LIBOR rate plus 280 basis points.

         Interest rate spread, which represents the difference between the yield on earning assets and the rate paid for interest bearing liabilities, decreased by 12 points in 2007 compared with 2006 and the net yield on earning assets decreased by 11 basis points.

         For 2006, average loans, including loans held for sale increased only slightly over the average amount for 2005. However, the average yield on loans increased by 85 basis points, resulting in an increase of $3,830,000 in interest income on those assets. The average amounts invested in taxable investment securities during 2006 increased by $5,339,000, or 9.9%, over the average amount of such investments for 2005. In addition, the average yield on those investments increased to 4.16% for 2006 from 3.25% for 2005. Consequently, interest income on taxable investment securities for 2006 increased by $712,000. Similarly, the 2006 average amount of federal funds sold increased by $15,683,000, or 87.6% over the 2005 average amount, and the yield earned in 2006 was 96 basis points higher than in 2005. Interest income on federal funds sold for 2006 increased by $872,000. Average interest-bearing deposit accounts for 2006 were significantly higher than for 2005, with a growth rate of 7.4%. The rates paid for those deposits increased, also, and the rate differentials associated with savings and time deposits accounted for the majority of the $4,498,000 increase in deposit interest expense for 2006.

         Time deposits are the largest category of the Corporation's deposit liabilities. Interest rates paid for such liabilities increased during 2006.
Accordingly, interest expense associated with those deposits increased to $9,969,000 in 2006 from $6,895,000 in 2005. The average rates paid for time deposits increased to 4.12% in 2006 from 3.06% in 2005. Interest expenses for short-term borrowings more than doubled in 2006 from 2005, due to both increased rates and higher volumes. Long-term debt is composed of fixed rate advances from the Federal Home Loan Bank of Atlanta and $10,300,000 of variable-rate junior subordinated debt. The subordinated debt reprices quarterly and is indexed to the three-month LIBOR rate plus 280 basis points.

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

          Volume and Rate Variance Analysis

                                                                      2007 compared with 2006           2006 compared with 2005
                                                                      -----------------------           -----------------------
                                                                   Volume*     Rate*       Total      Volume*     Rate*       Total
                                                                   -------     -----       -----      -------     -----       -----
                                                                                        (Dollars in thousands)
Interest earning assets
      Interest-bearing deposits with other banks ...........    $   (22)    $   (40)    $   (62)    $    70     $    (1)    $    69
      Investment securities - taxable ......................        939         546       1,485         187         525         712
      Investment securities - tax exempt ...................        (16)          6         (10)        (44)          9         (35)
      Federal funds sold ...................................     (1,226)        143      (1,083)        665         207         872
      Loans, including held for sale .......................      1,503         480       1,983         188       3,642       3,830
                                                                -------     -------     -------     -------     -------     -------
              Interest income ..............................      1,178       1,135       2,313       1,066       4,382       5,448
                                                                -------     -------     -------     -------     -------     -------
Interest bearing liabilities
      Interest bearing deposits
          Interest bearing transaction accounts ............         37         210         247          82         259         341
          Savings ..........................................         10         (14)         (4)         26       1,057       1,083
          Time deposits ....................................        325       1,370       1,695         534       2,540       3,074
                                                                -------     -------     -------     -------     -------     -------
              Total interest bearing deposits ..............        372       1,566       1,938         642       3,856       4,498
      Short-term borrowings ................................        178         188         366         139          63         202
      Long-term debt .......................................         33         (22)         11        (273)        269          (4)
                                                                -------     -------     -------     -------     -------     -------
              Total interest expense .......................        583       1,732       2,315         508       4,188       4,696
                                                                -------     -------     -------     -------     -------     -------
              Net interest income ..........................    $   595     $  (597)    $    (2)    $   558     $   194     $   752
                                                                =======     =======     =======     =======     =======     =======

-------------------------
* The rate/volume variance for each category has been allocated on a consistent basis between rate and volume variances based on the percentage of rate or volume variance to the sum of the two absolute variances except in categories having balances in only one period. In such cases, the entire variance is attributed to volume variance.

     The current interest rate environment is potentially volatile. While actions have been taken recently by central banks worldwide to provide liquidity for capital markets, the willingness and ability of those institutions to continue in those efforts is not known.

         At year-end 2007, management estimates that a 100 basis point shift in interest rates, in either direction, would have a minimal effect on the Bank's net interest income and net income. However, changes in interest rates that can significantly affect the Corporation, positively or negatively, are possible. In the absence of significant changes in market interest rate levels, any significant changes in net interest income during 2008 are expected to result from changes in the volumes of interest earning assets and liabilities. Management expects to continue using its marketing strategies to increase the Corporation's market share of both deposits and quality loans within its market areas.

Provision for Loan Losses

     The provision for loan losses is charged to earnings based on management's continuing review and evaluation of the loan portfolio and its estimate of the adequacy of the related allowance for loan losses. Provisions for loan losses totaled $3,155,000, $2,950,000, and $9,637,000, for the years ended December 31,
2007, 2006 and 2005, respectively. Net charge-offs for 2007 were $2,474,000, compared with $9,929,000 and $2,038,000 for 2006 and 2005, respectively.

         As previously reported, during the second half of 2004, management became aware of credit quality concerns relative to the loan portfolio of one of its then subsidiary banks which resulted in an overall provision of $5,102,000 for the year. In 2005, the Corporation's external loan review firm reviewed the larger loan relationships at that subsidiary. Based on those reviews and further analysis by management significant increases were recorded in the Corporation's loan loss provision, resulting in a provision of $9,637,000 for the year. In 2006, the loan loss provision was reduced significantly, mostly as a result of improvements in risk management and problem loan administration made during 2005 and 2006.

         Management has made numerous improvements in the lending area, including new credit administration personnel, improved risk management systems, more extensive loan review, redesigned loan approval processes, increased use of technology and more active management of problem and potential problem loans. In the opinion of management, absent unforeseen changes in the local or national economies, these changes have significantly reduced the probability that loan loss provisions comparable to the levels recorded in 2004 through 2007 will be needed in the future.

         See "Impaired Loans," "Potential Problem Loans," "Allowance for Loan Losses," and "The Application of Critical Accounting Policies" for further discussion of the loans and provisions for loan losses referenced above and a discussion of the methodology used and the factors considered by management in its estimate of the allowance for loan losses.

Noninterest Income

         Noninterest income for 2007 decreased by $1,512,000, or 18.2%, from the 2006 amount primarily due to a decrease in mortgage brokerage income of $1,168,000 and a loss of $998,000 from the sale of a group of loans in the fourth quarter of 2007. A $712,000 non-recurring gain on the sale of other investments partially offset those reductions. Prior to the merger of the four former subsidiary banks, each of the banks held an equity investment in the Silverton Bank, N. A. (formerly the Bankers Bank), from which various correspondent services were obtained. Subsequent to the merger, CRB management believed that its equity investment was too high and elected to reduce it substantially, resulting in the recorded gain. Service charges on deposit accounts increased by $266,000, or 7.5%, for 2007.

         Noninterest income for 2006 increased by $303,000, or 3.8%, over the 2005 amount primarily as a result of a $514,000 gain realized on the sale of approximately $8,162,000 of loans.

Noninterest Expenses

         Noninterest expenses for 2007 increased by $1,872,000, or 9.7%, over the 2006 amount. Salaries and employee benefits increased by $760,000, or 7.0%, much of which was related to the hiring of new loan officers; premises and equipment expenses increased by $135,000, or 6.0%; and the provision for recourse liability with respect to mortgage loans sold increased by $444,000, or 308.3%, over the 2006 amount. Other expenses increased by $632,000, or 15.1%, over the 2006 amount.

         CRB's branch network continues to expand, and the Bank's newest office opened in January 2008. As a result, more personnel are required to staff the new branch offices, telephone and other utility expenses increase, and initial and ongoing advertising expenses are incurred. In connection with its mortgage loan origination and sales activities, and as a result of its sales of other loans, CRB makes standard representations and warranties. To recognize its potential exposure under those representations and warranties, an allowance for recourse liabilities is included in other liabilities. Provisions for recourse liabilities are charged or credited to earnings so that the liability account as of each reporting date is sufficient to aborb expected claims. Claims settled related to such liabilities are charged to the liability account. The Bank only has liability in limited circumstances when certain defects in the original underwriting of the loan can be demonstrated.


         Noninterest expenses for 2006 increased by $1,836,000, or 10.6%, over the 2005 amount. An increase of $1,288,000 in salaries and employee benefits was largely responsible for this increase. In addition, marketing and supplies expenses increased significantly, on a temporary basis, as a result of the former Orangeburg bank's name change and the consolidation of the former banking subsidiaries into the Bank.


Income Taxes

         Income tax expense for 2007 was $1,519,000, a decrease of $1,154,000 from the amount for 2006. Income tax expense for 2006 was $2,673,000, or $1,908,000 more than the 2005 amount. Differing amounts of income tax expense amounts resulted directly from variations in the amounts of income before income taxes each year. The effective income tax rate (income tax expense divided by income before income taxes) was 37.1%, 34.8%, and 43.1% for 2007, 2006 and 2005, respectively. The effective tax rate for 2005 was abnormally high because South Carolina required that each of the four former subsidiary banks file a separate income tax return. One of the subsidiary banks recorded a loss for 2005. South Carolina bank tax is based on a bank's net income for financial reporting purposes but does not provide any offsetting benefit for operating losses.


INVESTMENT PORTFOLIO

         The Corporation's investment portfolio consists primarily of short- and intermediate-term debt issues of government-sponsored enterprises such as the Federal Home Loan Bank, the Federal Farm Credit Bank and the Federal National Mortgage Association. Investment securities averaged $84,104,000 in 2007, $64,446,000 in 2006, and $60,336,000 in 2005.

         During the fourth quarter of 2007, $2,600,000 of securities matured and approximately $20,485,000 were redeemed by the issuers prior to maturity. Management did not reinvest the proceeds of those maturities and redemptions into other securities. Instead, those proceeds were used primarily to reduce short-term borrowings.

         The table below summarizes the amortized cost (book value) and estimated fair value of the Corporation's investment portfolio for the past three years.

             Securities Portolio Composition

                                                                                        December 31,
                                                                                        ------------
                                                               2007                         2006                       2005
                                                               ----                         ----                       ----
                                                      Amortized   Estimated        Amortized   Estimated      Amortized   Estimated
                                                        cost      fair value         cost      fair value       cost      fair value
                                                        ----      ----------         ----      ----------       ----      ----------

Securities available-for sale
Government-sponsored enterprises ...............       $54,659       $55,137       $82,145       $81,739       $55,781       $54,917
States and political subdivisions ..............         2,712         2,731         3,032         3,044         3,754         3,784
                                                       -------       -------       -------       -------       -------       -------
 Total available for sale ......................       $57,371       $57,868       $85,177       $84,783       $59,535       $58,701
                                                       =======       =======       =======       =======       =======       =======

Securities held-to-maturity
States and political subdivisions ..............       $ 1,650       $ 1,650       $ 1,750       $ 1,750       $ 1,850       $ 1,820
                                                       =======       =======       =======       =======       =======       =======


         The following is a summary of maturities and weighted average yields of securities as of December 31, 2007:

      Securities Portfolio Maturities and Yields

                                                                           December 31, 2007
                                                                           -----------------
                                                               After             After
                                                             One Year          Five Years
                                             Within           Through           Through               After
                                             One Year        Five Years         Ten Years           Ten Years           Total
                                             --------        ----------         ---------           ---------           -----
                                        Amount    Yield     Amount   Yield    Amount    Yield     Amount   Yield    Amount    Yield
                                        ------    -----     ------   -----    ------    -----     ------   -----    ------    -----
                                                                          (Dollars in thousands)
Government-sponsored enterprises ...... $ 11,492   3.99%   $ 25,078   5.06%   $ 13,011   5.63%    $ 2,058   6.09%   $ 51,639   5.01%
States and political subdivisions (1) .      703   3.74%      2,028   4.04%      1,650   3.50%          -   0.00%      4,381   3.79%
Mortgage-backed securities (2) ........      596   3.17%          -   0.00%          9   8.03%      2,893   5.95%      3,498   5.48%
                                        --------           --------          ---------             ------           --------
      Total ........................... $ 12,791   3.94%   $ 27,106   4.98%  $ 14,670    5.39%    $ 4,951   6.01%   $ 59,518   4.94%
                                        ========           ========          =========           ========           ========

------------------------
(1) Yields on tax-exempt securities of states and political subdivisions have not been calculated on a tax-equivalent basis.
(2) Maturity category based on final stated maturity dates. Average maturity is expected to be substantially shorter because of the monthly return of principal on certain securities.

         On an ongoing basis, management assigns securities upon purchase into one of two categories (available-for-sale or held-to-maturity) based on intent, taking into consideration other factors including expectations for changes in market rates of interest, liquidity needs, asset/liability management strategies, and capital requirements. The Corporation has never held securities for trading purposes. No transfers of available-for-sale or held-to-maturity securities to other categories were made in any of the years 2005 through 2007.

         During the first nine months of 2007, the Corporation's securities portfolio decreased by approximately $4,164,000. During the fourth quarter, securities decreased by $22,851,000. Substantially all of the decrease was attributable to early redemption of securities issued by government-sponsored enterprises.

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

          During the years ended December 31, 2007, 2006 and 2005, the Corporation sold investment securities for gross proceeds of $0, $0, and $4,412,000, respectively. Realized (losses) and gains on those transactions were $0, $0, and ($10,000) for the years ended December 31, 2007, 2006 and 2005, respectively. During 2007 and 2006, securities that imposed early redemption penalties on their issuers were redeemed early, and the Bank realized gains of $2,000 and $1,000, respectively, on those transactions. Securities may be sold to provide liquidity, to reduce interest rate risk, or for other reasons. There were no sales of held-to-maturity securities in any of the periods presented.

         All mortgage-backed securities held by the Corporation are considered "pass-through" securities, the least risky form of mortgage backed securities, and were issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association or the Government National Mortgage Association. These securities do not have any "subprime" mortgages as part of their underlying collateral.

LOAN PORTFOLIO

         Management believes the loan portfolio is adequately diversified. Nevertheless, the Bank considers that credit concentrations exist if the outstanding direct or indirect borrowings plus any unfunded commitments to the same, or similarly situated, loan customers exceed 25% of the Bank's capital. As of December 31, 2006, the Bank had loans, or commitments to fund loans, totaling $25,797,000, or 48% of the Bank's capital, outstanding to builders for construction of speculative 1-4 family residences. As of December 31, 2007, the concentration threshold was approximately $14,032,000. During 2007, the Bank reduced its exposure and, as of December 31, 2007, approximately $9,429,000 of loans for construction of speculative 1-4 family residences was outstanding.

         The Bank's internal loan policy and bank regulatory guidance outline loan-to-value requirements for normal underwriting. On occasion, the Bank may make loans that exceed those parameters. As of December 31, 2007, $35,591,000 of the Bank's loans, or 63% of the Bank's capital, had loan-to-value ratios that exceeded those guidelines. Generally, these loans were made to customers with better than average risk profiles. Loans with high loan-to-value ratios may increase the risk inherent in our loan portfolio. Management intends to reduce the overall level of these loans as expeditiously as possible.

         The Corporation has a geographic concentration of loans within the Bank's market area because of the nature of its business. The Corporation monitors loan concentrations by NAICS codes. At December 31, 2007, the Corporation had loan concentrations of $81,695,000 in Real Estate, $20,637,000 in Religious, Grant making, Civic and Other Similar Organizations, and $20,058,000 in Building Construction. There are no other significant concentrations of loans in any particular individual, industry or groups of related individuals or industries and there are no foreign loans.

     The following table shows the composition of the loan portfolio by category:

                    Loan Portfolio Composition

                                                                                           December 31,
                                                                                           ------------
                                                               2007            2006           2005            2004            2003
                                                               ----            ----           ----            ----            ----
                                                                                      (Dollars in thousands)
Commercial, financial and agricultural .............        $ 71,249        $ 86,080        $ 95,023        $ 96,275        $ 84,844
Real estate - construction .........................          49,898          40,541          37,923          29,968          23,590
Real estate - mortgage .............................         313,178         253,423         243,837         230,986         188,530
Consumer installment ...............................          29,714          29,676          37,201          36,420          35,142
                                                            --------        --------        --------        --------        --------
      Total loans - gross ..........................        $464,039        $409,720        $413,984        $393,649        $332,106
                                                            ========        ========        ========        ========        ========


         Commercial, financial, and agricultural loans, primarily representing loans made to small and medium size businesses, may be made on either a secured or an unsecured basis. When taken, security usually consists of liens on inventories, receivables, equipment, and furniture and fixtures. Unsecured business loans are generally short-term with emphasis on repayment strengths and low debt-to-worth ratios. Commercial lending involves significant risk because repayment usually depends on the cash flows generated by a borrower's business, and debt service capacity can deteriorate because of downturns in national and local economic conditions. The Bank's Loan Committee is responsible for overseeing the credit granting and monitoring processes. The Corporation's Chief Credit Officer has specific authority over significantly large loan requests, ranging up to $2 million.

         Real estate loans consist of construction and development loans and other loans secured by mortgages. Because the Corporation's subsidiary is a community bank, real estate loans comprise the bulk of the loan portfolio. As shown in the preceding table, most of the growth in the loan portfolio since the end of 2003 has been in real estate loans. During 2007, loans secured by real estate increased by $69,112,000, or 23.5%.

     Consumer installment loans to individuals are generally for personal, automobile, or household purposes and may be secured or unsecured.

Mortgage Division

         The Bank does not generally compete with 15 and 30 year fixed rate secondary market mortgage interest rates, so it has historically elected to pursue the origination of mortgage loans that could easily be sold into the secondary mortgage market through its mortgage division, Community Resource Mortgage. These loans are generally pre-qualified with various underwriters to facilitate the sales process. In 2007, 2006 and 2005, the Corporation sold $132,465,000, $238,033,000, and $213,195,000, respectively, of such loans. The
Bank may originate mortgage loans for its own loan portfolio, but such loans are usually for a shorter term than loans originated to sell and usually have a variable rate or the terms of the loans require that the interest rate be adjusted to the current market rate within a three to five year term.

         Loans sold by the mortgage division include certain standard industry representations and warranties. In some limited circumstances, the Bank may be required to buy back the original loan. During the third quarter 2007, the Bank identified $1.1 million of sold loans with which it identified some loss potential. The Bank recognized a specific $500,000 loss provision expense for these loans originated and sold by the wholesale department of our mortgage division, as a result of early payment defaults or defects in initial underwriting. This provision amount is included in other noninterest expenses in the consolidated income statements.

         In January 2008 the Bank announced its plan to restructure the Mortgage Division, resulting in the elimination of up to 14 jobs. The reduction in staff results primarily from an exit from the wholesale mortgage brokerage business, which originated home mortgages through unaffiliated, outside brokers. The Mortgage Division intends to now focus exclusively on lending directly to consumers through its offices and the Bank's branch offices throughout central South Carolina and the Pee Dee.

         The reduction in staff represents 40% of the Mortgage Division's employees and 6% of the Bank's total number of employees. Management anticipates substantial cost savings.

         Based on historical operations over the past few years, management determined that the returns and risks from the wholesale mortgage brokerage business did not justify continuing in that line of business. Management believes that this change will provide for less risk going forward and, in all probability, a less volatile earnings stream for the Bank.

Unsecured Loans

         The Corporation does not aggressively seek to make unsecured loans, since these loans may be somewhat more risky than collateralized loans. There are, however, occasions when it is in the business interests of the Corporation to provide short-term, unsecured loans to its most credit-worthy customers. Unsecured loans accommodate the credit needs of those customers and provide the Bank the opportunity to earn additional interest income through pricing commensurate with the loans' increased risk. As of December 31, 2007, the Corporation had approximately $21,500,000, or 4.6% of its loan portfolio in unsecured loans, compared with approximately $23,000,000, or 5.6% of its loan portfolio, as of December 31, 2006. Such loans are made on the basis of management's evaluation of the customer's ability to repay and net worth.

         As of December 31, 2007, unsecured loans totaling $6,000 were included in nonaccrual loans and $133,000 of such loans were included in potential problem loans.

Maturity and Interest Sensitivity Distribution of Loans

         The following table sets forth the maturity and interest sensitivity distribution of the Corporation's loans, by type, as of December 31, 2007 as well as the type of interest requirement on loans due after one year.

                                                                                              December 31, 2007
                                                                                              -----------------
                                                                                             After
                                                                          Within one    year but within    After five
                                                                              year         five years         years          Total
                                                                              ----         ----------         -----          -----
                                                                                              (Dollars in thousands)
Commercial, financial and agricultural .............................        $ 26,568        $ 38,495        $  6,186        $ 71,249
Real estate ........................................................          98,605         183,990          80,481         363,076
Consumer installment ...............................................           8,623          19,037           2,054          29,714
                                                                            --------        --------        --------        --------
Total ..............................................................        $133,796        $241,522        $ 88,721        $464,039
                                                                            ========        ========        ========        ========

Predetermined rate, maturity greater than one year .................        $      -        $202,049        $ 42,489        $244,538
Variable rate or maturity within one year ..........................        $133,796        $ 39,473        $ 46,232        $219,501


         There were no loans accounted for as troubled debt restructurings during any of the periods above.

Loan Sales

         During the fourth quarter of 2007, the Corporation sold loans with a book value of $4,829,000 realizing a loss of $998,000. At the time of the sale, $1,570,000 of the loans were classified as potential problem loans and the remainder of the loans were not adversely classified, but had characteristics that made their sale desirable.

         During 2006, management determined that there was a secondary market demand for certain of the Corporation's real estate secured credits and sold $8.1 million in such loans, and realized a gain of $514,000. $1.3 million of the loans sold were problem loans and the remaining $6.8 million were potential problem loans.

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

                                                                                           December 31,
                                                                                           ------------
                                                               2007            2006           2005            2004            2003
                                                               ----            ----           ----            ----            ----
                                                                                      (Dollars in thousands)

Nonaccrual loans ...................................        $ 6,542         $ 4,714         $11,651         $ 4,941         $ 2,595
Accruing loans 90 days or more past due ............              -             232             729             137             146
                                                            -------         -------         -------         -------         -------
     Total .........................................        $ 6,542         $ 4,946         $12,380         $ 5,078         $ 2,741
                                                            =======         =======         =======         =======         =======
     Total as a % of outstanding loans .............           1.41%           1.21%           2.99%           1.29%           0.83%
Impaired loans (included in non accrual) ...........        $ 6,542         $ 4,714         $11,651         $ 4,941         $ 2,595
Impaired loans a percentage of allowance
   for loan losses .................................         122.44%         101.12%         100.09%         113.66%          61.70%

         Gross income that would have been recorded for the years ended December 31, 2007, 2006 and 2005, if nonaccrual loans had been performing in accordance with their original terms was approximately $542,000, $429,000, and $448,000, respectively. No material amounts of interest income were recognized in 2007, 2006 and 2005 on non-accrual loans.

         The Corporation's accounting policies on nonaccrual and impaired loans are discussed in Note 2 to the consolidated financial statements.

         Potential problem loans, a lower level of concern than impaired and nonperforming loans, are defined as loans where information about the borrowers' possible credit problems causes management to have serious doubts about the borrowers' ability to comply with the present repayment terms and which may result in disclosure in the future as impaired or non-performing loans. At December 31, 2007, the Corporation had identified $15,155,000, or 3.27%, of the loan portfolio, as potential problem loans, of which only approximately $133,000 was unsecured. This is a decrease of $236,000, or 1.5%, from the amount as of December 31, 2006. The amount of potential problem loans does not represent management's estimate of potential losses since a significant portion of these loans are secured by real estate and other forms of collateral.

         The following table is a summary of nonperforming loans and potential problem loans for each of the past eight quarters.

                                                      90 Days or
                                                     More Past Due         Total         Percentage                       Percentage
                                     Nonaccrual         and still      Nonperforming       of Total       Potential        of Total
                                        Loans           Accruing           Loans             Loans      Problem Loans        Loans
                                        -----           --------           -----             -----      -------------        -----
                                                                     (Dollars in thousands)
December 31, 2005 ............          11,651              729           12,380              2.99%        29,313            7.08%
Net change ...................           3,128              949            4,077                           (2,767)
                                      --------           ------         --------                         --------
March 31, 2006 ...............          14,779            1,678           16,457              3.94%        26,546            6.36%
Net change ...................          (3,628)          (1,476)          (5,104)                          (3,461)
                                      --------           ------         --------                         --------
June 30, 2006 ................          11,151              202           11,353              2.71%        23,085            5.51%
Net change ...................          (2,483)             175           (2,308)                            (219)
                                      --------           ------         --------                         --------
September 30, 2006 ...........           8,668              377            9,045              2.19%        22,866            5.55%
Net change ...................          (3,954)            (145)          (4,099)                          (7,475)
                                      --------           ------         --------                         --------
December 31, 2006 ............           4,714              232            4,946              1.21%        15,391            3.76%
Net change ...................           1,612              (65)           1,547                           (1,143)
                                      --------           ------         --------                         --------
March 31, 2007 ...............           6,326              167            6,493              1.53%        14,248            3.36%
Net change ...................          (1,169)            (167)          (1,336)                             385
                                      --------           ------         --------                         --------
June 30, 2007 ................           5,157                -            5,157              1.15%        14,633            3.27%
Net change ...................           2,323                -            2,323                            1,332
                                      --------           ------         --------                         --------
September 30, 2007 ...........           7,480                -            7,480              1.64%        15,965            3.50%
Net change ...................            (938)               -             (938)                            (810)
                                      --------           ------         --------                         --------
December 31, 2007 ............        $  6,542           $    -         $  6,542              1.41%      $ 15,155            3.27%
                                      ========           ======         ========                         ========

         Overall, nonaccrual loans increased by $1,828,000, or 38.8%, during 2007. Most of this increase is attributable to two unrelated commercial loans made in the Florence region which total $2.4 million, roughly 37% of the total nonaccrual loans at year end.

         During the first quarter of 2007, nonperforming loans increased by $1,612,000. This increase was primarily impacted by the addition of a $1 million real estate secured acquisition and development loan. Other elements of the increase involved a small number of real estate secured loans that migrated from potential problem loan status.

         During the second quarter of 2007, nonperforming loans decreased by $1,336,000 while potential problem loans increased by $385,000. The major component of the improvement in nonperforming loans was the transfer of a single $750,000 commercial loan to other real estate owned. The Company ultimately sold this property at auction during December 2007 and recognized a loss on the sale of $224,000. Also, during the month of April, $600,000 of the nonperforming loans paid off without loss to the Bank.

         During the third quarter of 2007, nonperforming loans increased by $2,323,000 and potential problem loans increased by $1,332,000. The most significant component of the increase in non-performing assets was the addition of a single $1.6 million loan from our Florence region. This is a real estate secured loan, which management estimates has a low potential for loss. Subsequent to the end of the quarter, the loan was brought current. The major components of the increase in potential problem loans were two large, secured, commercial loans with structural weaknesses, which are nonetheless generating debt service.

         During the fourth quarter of 2007, nonperforming loans decreased by $938,000 and potential problem loans decreased by $810,000. The most significant component of the decrease in nonperforming loans was the result of chargeoffs, concentrated in the Sumter region.


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

     Management will continue to monitor the levels of nonperforming loans and address the weaknesses in these credits in an attempt to enhance the ultimate collection or recovery of these assets. Management considers the levels and trends in nonperforming assets and potential problem loans in determining how the provision and allowance for loan losses is estimated and adjusted. In the opinion of management, the Corporation's allowance for loan losses at December 31, 2007 is adequate to provide for probable losses inherent in the loan portfolio.

Foreclosed Assets

         Foreclosed assets were carried in the consolidated balance sheets at $852,000, $591,000, and $185,000 as of December 31, 2007, 2006 and 2005,
respectively. Foreclosed assets are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses as of that date. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell. Revenues and expenses from operations and changes in any subsequent valuation allowance are included in net foreclosed assets costs and expenses.

ALLOWANCE FOR LOAN LOSSES

         The table, "Analysis of the Allowance for Loan Losses," summarizes loan balances as of the end of each period indicated, averages for each period, changes in the allowance arising from mergers, charge-offs and recoveries by loan category, and additions to the allowance which have been charged to expense.


              Analysis of the Allowance for Loan Losses

                                                                                   Years Ended December 31,
                                                                                   ------------------------
                                                                2007           2006          2005             2004           2003
                                                                ----           ----          ----             ----           ----
                                                                                    (Dollars in thousands)

Total amount of loans outstanding at end of year .......     $ 464,039      $ 409,720      $ 413,984       $ 393,649      $ 332,106
                                                             =========      =========      =========       =========      =========
Average amount of loans outstanding ....................     $ 448,587      $ 429,131      $ 426,384       $ 371,061      $ 340,518
                                                             =========      =========      =========       =========      =========

Allowance for loan losses - January 1 ..................     $   4,662      $  11,641      $   4,347       $   4,206      $   3,573
                                                             ---------      ---------      ---------       ---------      ---------
Transfer of allowance for off-balance-sheet ............             -              -           (305)              -              -
                                                             ---------      ---------      ---------       ---------      ---------
   contingencies to other liabilities
Loans charged-off
Real estate ............................................         1,871          4,129             99           1,293            250
Installment ............................................           391            520            432             387            247
Commercial and other ...................................         1,726          6,716          1,714           3,400            163
                                                             ---------      ---------      ---------       ---------      ---------
Total charge-offs ......................................         3,988         11,365          2,245           5,080            660
                                                             ---------      ---------      ---------       ---------      ---------
Recoveries
Real estate ............................................           121            698             16              21            105
Installment ............................................           129            115             55              67             58
Commercial and other ...................................         1,264            623            136              31             11
                                                             ---------      ---------      ---------       ---------      ---------
Total recoveries .......................................         1,514          1,436            207             119            174
                                                             ---------      ---------      ---------       ---------      ---------
Net charge-offs ........................................         2,474          9,929          2,038           4,961            486
                                                             ---------      ---------      ---------       ---------      ---------
Provision for loan losses charged to expense ...........         3,155          2,950          9,637           5,102          1,119
                                                             ---------      ---------      ---------       ---------      ---------
Allowance for loan losses - December 31 ................     $   5,343      $   4,662      $  11,641       $   4,347      $   4,206
                                                             =========      =========      =========       =========      =========

Ratios
Net charge-offs to average loans outstanding ...........          0.55%          2.31%          0.48%           1.34%          0.14%
Net charge-offs to loans outstanding at end of year ....          0.53%          2.42%          0.49%           1.26%          0.15%
Allowance for loan losses to average loans .............          1.19%          1.09%          2.73%           1.17%          1.24%
Allowance for loan losses to total loans at end
     of year ...........................................          1.15%          1.14%          2.81%           1.10%          1.27%
Net charge-offs to allowance for losses ................         46.30%        212.98%         17.51%         114.12%         11.55%
Net charge-offs to provision for loan losses ...........         78.42%        336.58%         21.15%          97.24%         43.43%

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

         It is the policy of the Corporation and its subsidiary bank to maintain an allowance for loan losses which achieves the following objectives:

          o Maintenance of the allowance at a level that is adequate to absorb all estimated inherent losses in the loan and lease portfolio;
          o Evaluation and calculation of the adequacy of the allowance with a sound and consistent analytical framework based on historical data adjusted for current conditions in conformity with generally accepted accounting practices and all applicable banking and regulatory guidance; and
          o Reflection in the allowance of all significant, existing conditions affecting the ability of borrowers to repay their obligations.

         Management reviews its allowance for loan losses utilizing three broad loan categories: commercial, financial and agricultural, real estate, and consumer installment. Within these categories, the allowance for loan losses is composed of specific allocations and general loan pool amounts. Specific allocation is made for larger impaired loans in each loan category. Smaller impaired loans in each category are assigned the average loss percentage of the large impaired loan specific allocation. All general loan pool amounts are reserved by using historical losses within each category. Other factors considered are changes in policies and procedures, economic conditions, portfolio changes, lending personnel experience, trend analysis, credit concentrations, external factors, and the reports of the loan review system.


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

         In early 2008, the Bank hired an internal Director of Loan Review. This officer is responsible for establishing credit analysis policies and standards, and developing and maintaining loan risk grading systems which help ensure compliance with Federal and State regulations and safe and sound banking practices. He is also responsible for preparation of a quarterly analysis of the adequacy of the Bank's Allowance for Loan Losses, and conducting ongoing qualitative reviews of credit underwriting, financial analysis, credit files and loan documentation. His review efforts will be supplemented by external firm reviews.

         The following table presents the allocation of the Corporation's allowance for loan losses, as of December 31, 2003 through 2007, compared with the percentage of loans in the applicable categories to total loans.

                                                                                  December 31,
                                                                                  ------------
                                                            2007         2006         2005         2004         2003
                                                            ----         ----         ----         ----         ----
                                                                            (Dollars in thousands)
Amount allocated to loan category
Commercial, financial and agricultural ................    $1,981       $1,050       $6,333       $1,960       $1,796
Real estate ...........................................     2,784        3,076        4,831        1,907        1,800
Consumer installment ..................................       363          536          477          480          610
                                                           ------       ------      -------       ------       ------
         Total ........................................    $5,128       $4,662      $11,641       $4,347       $4,206
                                                           ======       ======      =======       ======       ======


                                                                                  December 31,
                                                                                  ------------
                                                            2007         2006         2005         2004         2003
                                                            ----         ----         ----         ----         ----
                                                                            (Dollars in thousands)
Percentage of loans in category
Commercial, financial and agricultural ..................   15.4%        21.0%        23.0%        24.5%        25.5%
Real estate .............................................   78.2%        71.8%        68.0%        66.3%        63.9%
Consumer installment ....................................    6.4%         7.2%         9.0%         9.2%        10.6%
                                                           -----        -----        -----        -----        -----
         Total ..........................................  100.0%       100.0%       100.0%       100.0%       100.0%
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

         The $5,102,000 and $9,637,000 provisions for loan losses recorded for 2004 and 2005, respectively, resulted from the circumstances detailed in the section entitled Provision for Loan Losses.

         In 2006, $2,950,000 was provided for loan losses, primarily due to identified weaknesses in the loan portfolio and recognized shortfalls in collateral values.

         In 2007, $3,155,000 was provided for loan losses, primarily due to substantial growth in the loan portfolio and uncertainties related to potential weaknesses in real estate values and growing concerns about general economic activity.

DEPOSITS

         The average deposits for the Corporation for the years ended December 31, 2007, 2006 and 2005 are summarized below:

                                                                              Years Ended December 31,
                                                                              ------------------------
                                                           2007                         2006                           2005
                                                           ----                         ----                           ----
                                                 Average         Average       Average         Average        Average        Average
                                                 balance          cost         balance          cost          balance         cost
                                                 -------          ----         -------          ----          -------         ----
                                                                                (Dollars in thousands)

Noninterest-bearing demand ...................  $  59,101            -        $  60,099           -         $  64,339             -
Interest bearing transaction accounts .........    73,731         1.41%          70,561        1.12%           60,785          0.74%
Savings - regular .............................    20,041         0.38%          20,327        0.77%           24,617          0.46%
Savings - money market ........................    71,388         3.36%          70,737        3.28%           64,790          1.98%
Time deposits less than $100 ..................   146,585         4.88%         147,227        4.11%          136,087          2.97%
Time deposits greater than $100 ...............   103,201         4.37%          94,866        4.12%           89,540          3.19%
                                                ---------                     ---------                     ---------
Total average deposits ........................ $ 474,047                     $ 463,817                     $ 440,158
                                                =========                     =========                     =========

         Deposits are the primary source of funds for the Bank's lending and investing activities. Deposits are attracted principally from customers within the Bank's local market areas through the offering of a variety of products with varying features and by offering competitive interest rates.

         At December 31, 2007 the Corporation had $109,204,000 in certificates of deposit of $100,000 or more. Approximately $38,645,000 mature within three months, $35,457,000 mature over three through six months, $32,336,000 mature over six months through twelve months and $2,766,000 mature after one year. This level of large time deposits, as well as the growth in other deposits, can be attributed to planned growth by management. The majority of time deposits $100,000 and over is acquired within the Corporation's market areas in the ordinary course of business from customers with standing banking relationships. As of December 31, 2007, the Bank had no brokered certificates of deposit. It is a common industry practice not to consider time deposits of $100,000 or more as core deposits since their retention can be influenced heavily by rates offered. Therefore, such deposits have the characteristics of shorter-term purchased funds. Certificates of deposit $100,000 and over require that the Corporation achieve and maintain an appropriate matching of maturity distributions and a diversification of sources to achieve an appropriate level of liquidity.

SHORT-TERM BORROWINGS

         The Corporation's short-term borrowings may consist of federal funds purchased and securities sold under agreements to repurchase, which generally have maturities ranging from daily to no more than four days, and general purpose lines of credit payable. As of December 31, 2007, short-term borrowings consisted solely of securities sold under agreements to repurchase totaling $9,893,000. These amounts are collateralized by investment securities and the interest rate is subject to change daily.

         Summary information about total short-term borrowings is provided in the following table.

                                                                                                      December 31,
                                                                                                      ------------
                                                                                        2007              2006                2005
                                                                                        ----              ----                ----
                                                                                                 (Dollars in thousands)

Balance outstanding at end of year ........................................           $ 9,893            $12,948            $ 8,975
Weighted average interest rate at end of the period .......................              2.97%              4.00%              4.26%
Interest expense ..........................................................           $   766            $   400            $   198
Maximum outstanding at any month-end during the period ....................           $35,322            $14,058            $ 8,975
Average outstanding during the period .....................................           $18,783            $13,680            $ 8,584
Weighted average interest rate during the period ..........................              4.08%              2.92%              2.31%

LONG-TERM DEBT

         The Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLB"). As such, it has access to long-term borrowing from the FHLB. As of December 31, 2007, the Bank had borrowed a total of $19,369,000 from the FHLB. The borrowings are secured by blanket liens on all qualifying first lien residential mortgage loans held by the Bank, specifically excluding such loans originated for resale on the secondary market.

         In consideration of current market conditions during the first quarter of 2008, the Bank elected to borrow two new advances from the FHLB. In February 2008 the Bank borrowed $7.5 million at 2.167% with a ten year maturity, subject to quarterly call beginning in February 2009. The Bank also borrowed an additional $7.5 million at 2.526% with a five year maturity, subject to a one time call in February 2010.

         During the second quarter of 2004, the Corporation sponsored the creation of SCB Capital Trust I (the "Trust"). The Trust issued securities totaling $10,310,000. The Trust invested the proceeds of its debt issuance by purchasing a like amount of junior subordinated debt issued by the Corporation. The amount of the Corporation's subordinated debt, subject to certain limitations, is includible in Tier 1 capital for purposes of computing the Corporation's regulatory required capital ratios.

RETURN ON EQUITY AND ASSETS

         The following table shows the return on assets (net income divided by average total assets), return on equity (net income divided by average equity), dividend payout ratio (dividends declared per share divided by net income per share), and equity to assets ratio (average equity divided by average total assets) for the years ended December 31, 2007, 2006 and 2005.

                                               Years Ended December 31,
                                               ------------------------
                                            2007            2006          2005
                                            ----            ----          ----

Return on assets (ROA) ................     0.44%           0.89%         0.19%
Return on equity (ROE) ................     4.73%           9.80%         1.94%
Dividend payout ratio .................    82.76%          38.94%       173.91%
Equity as a percent of assets .........     9.40%           9.12%         9.71%

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

         The Corporation has substantially more liabilities maturing in the next 12 months than it has assets maturing in the same period. The Corporation also has legal obligations to extend credit pursuant to loan commitments, lines of credit and standby letters of credit which totaled $12,372,000, $63,740,000, and $1,953,000, respectively, at December 31, 2007 (see Note 15 to the consolidated financial statements). However, based on its historical experience, and that of similar companies, the Corporation believes that it is unlikely that so many deposits would be withdrawn, without being replaced by other deposits, and extensions of credit would be required, that the Corporation would be unable to meet its liquidity needs with the proceeds of maturing assets, in the ordinary course of business.

         The Corporation also maintains various federal funds lines of credit with correspondent banks and is able to borrow from the Federal Home Loan Bank of Atlanta and the Federal Reserve's discount window.

         The Corporation, through the Bank, has a demonstrated ability to attract deposits from its market area. Deposits grew from $337,062,000 as of December 31, 2002 to $481,707,000 as of December 31, 2007, a five year compound growth rate of 7.4%.

         During 2007 the Corporation had substantial growth in its loan portfolio, in excess of $53 million. During the same period, the amounts held in federal funds and investments declined by $22 million and $27 million, respectively. Deposits were virtually unchanged during the year. The large amount of bonds called prior to maturity during 2007 created a source of liquidity for the expanding loan portfolio.


         Management anticipates that growth in the loan portfolio will decrease in 2008. The Corporation plans to make concerted efforts to grow core deposits and anticipates that much of this growth will be used to increase the investment portfolio.

CAPITAL

Dividends

         The   Corporation   exists  as  a  legal  entity   distinct   from  its
subsidiaries. Its main source of revenues consists of dividends paid to it by the Bank. The Bank is subject to various laws and regulations that limit the amounts of dividends that it may pay. In addition, the Corporation and the Bank are each subject to regulatory minimum capital adequacy guidelines. These regulatory restrictions have not historically hindered the Corporation's or the Bank's ability to pay reasonable dividends and no such restrictions are anticipated in 2008.

         During 2007, the Corporation received dividends from the Bank totaling $3,000,000. Subject to restrictions imposed by federal regulations, the Board of Directors of the Bank could have declared additional dividends from retained earnings of up to approximately $3,955,000 as of December 31, 2007. As of January 1, 2008, the effect of those restrictions was to further restrict the amount of dividends that the Bank could declare to $3,452,000. The Corporation made dividend payments to shareholders of $2,142,000, $1,952,000 and $1,761,000 during 2007, 2006 and 2005, respectively.

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

         Federal regulators may also categorize an institution as less than well-capitalized based on subjective criteria. Management believes that there are no existing conditions or events that would cause such regulators to do so with respect to the Corporation or the Bank.

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

INFLATION

         The assets and liabilities of the Corporation are mostly monetary in nature. Accordingly, the financial results and operations of the Corporation are much more affected by changes in interest rates than changes in inflation. There is, however, a strong correlation between increasing inflation and increasing interest rates. The rate of inflation, as measured by the average change in the Consumer Price Index for All Urban Consumers, has been moderate over the past several years at about 4.1% in 2007, 2.5% in 2006 and 3.4% in 2005. Prospects appear reasonable for continued moderate inflation, despite risks related to energy prices and the political and military situation in the Middle East. Although inflation does not normally affect a financial institution as dramatically as it does businesses with large investments in plants and inventories, it does have an effect. During periods of high inflation there are usually corresponding increases in the money supply and banks experience above-average growth in assets, loans, and deposits. General increases in the prices of goods and services also result in increased operating expenses.
Further, inflation may adversely affect the Corporation's customers and indirectly affect the business of the Corporation.


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


                                                             December 31,
                                                             ------------
                                                         2007             2006
                                                         ----             ----
                                                        (Dollars in thousands)

Loan commitments ..................................   $ 12,372         $ 21,833
Unfunded commitments under lines of credit ........     63,740           49,104
Standby letters of credit .........................      1,953            2,545

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


                                                                                    December 31, 2007
                                                                                    -----------------
                                                                                 Payments due by period
                                                                                 ----------------------
                                                                        Less than      Over 1 to 3       Over 3 to 5         After 5
                                                        Total              Year            Years            Years             Years
                                                        -----              ----            -----            -----             -----
                                                                                (Dollars in thousands)
Contractual Obligations
Time deposits .................................         $252,316         $242,536         $  8,696         $  1,084              $ -
Long-term debt ................................           29,679            2,500            9,200            7,500           10,479
Operating lease obligations ...................            5,792              430              555              478            4,329
                                                        --------         --------         --------         --------         --------
Total .........................................         $287,787         $245,466         $ 18,451         $  9,062         $ 14,808
                                                        ========         ========         ========         ========         ========



         In March 2007, the Bank entered into an agreement to construct a new branch banking office on Clemson Road in northeast Richland County for a cost of approximately $800,000. The office opened for business in January of 2008.

         Loans sold by the Bank's Mortgage Division include certain standard industry representations and warranties. In some limited circumstances, the Bank may be required to buy back the original loan and such repurchases may result in a loss to the Bank. At year end the Bank had an allowance for such loss contingencies of $387,000.

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

IMPACT OF RECENT ACCOUNTING CHANGES

         Servicing of Financial Assets - The provisions of Statement of Financial Accounting Standards No. 156 ("SFAS No. 156"), "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140" were effective January 1, 2007. This Statement potentially simplifies the accounting for separately recognized loan servicing assets and liabilities and any financial instruments used to hedge risks associated with those assets and liabilities. Under SFAS 156, separately recognized servicing assets and liabilities are accounted for initially at fair value, if practicable, and subsequently are accounted for either at fair value or amortized over the economic lives of the related loans. If the fair value method of subsequent valuation is elected, SFAS No. 156 permits income statement recognition of the potential offsetting changes in the fair values of the financial servicing rights and liabilities and the derivative instruments used to hedge them in the same accounting period. The Corporation currently has no separately recognized loan servicing rights or liabilities and adoption in 2007 had no effect on the Corporation's consolidated financial statements.

         Fair Value Measurements - The provisions of Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), "Fair Value Measurements," are effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Corporation). SFAS No. 157 defines fair value and establishes a framework for measuring fair value in GAAP. The Statement describes fair value as being based on a hypothetical transaction to sell an asset or transfer a liability at a specific measurement date, as considered from the perspective of a market participant who holds the asset or owes the liability (an exit price perspective). In addition, fair value should be viewed as a market-based measurement, rather than an entity-specific measurement. Therefore, fair value should be determined based on the assumptions that market participants would use in pricing an asset or liability, including all risks and restrictions that may be associated with that asset or liability. SFAS No. 157 does not amend the definition of fair value used in conjunction with Share-Based Payments accounted for under SFAS No. 123(R). The adoption of SFAS No. 157 in 2008 did not have any effect on the Corporation's consolidated financial statements.

         Fair Value Option - The provisions of Statement of Financial Accounting Standards No. 159 ("SFAS No. 159"), "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115," are effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Corporation). This Statement provides an entity the option to measure many financial instruments and certain other items at fair value. Changes in the fair values of items for which the option is selected will be recorded in the entity's earnings. The objective is to improve financial reporting by allowing entities to mitigate the earnings volatility that has resulted from the previously required application of different measurement attributes without the need to apply complex hedge accounting provisions. The Corporation does not currently apply the Statement's provisions to any items. Therefore, the adoption of the Statement in 2008 did not have nay effect on the Corporation's consolidated financial statements.

         Accounting for Uncertainty in Income Taxes - The provisions of Financial Accounting Standards Board Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109," clarify the accounting for uncertainty in income tax positions. FIN 48 prescribes a two-step evaluation process that includes both a recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return. The provisions of FIN 48 were effective for the Corporation as of January 1, 2007. The adoption of FIN 48 had no effect on the Corporation's consolidated financial statements.

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

         The Corporation's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. The model takes into account interest rate changes as well as changes in the mix and volume of assets and liabilities. The model simulates the Corporation's balance sheet and income statement under several different rate scenarios. The model's inputs (such as interest rates and levels of loans and deposits) are updated on a quarterly basis in order to obtain the most accurate forecast possible. The forecast presents information over a twelve-month period. It reports a base case in which interest rates remain flat and variations that occur when rates increase and decrease 100, 200 and 300 basis points. According to the model, as of December 31, 2007 the Corporation is positioned so that net interest income would decrease $145,000 and net income would decrease $93,000 if interest rates were to rise 100 basis points in the next twelve months. Conversely, net interest income would increase $145,000 and net income would increase $93,000 if interest rates were to decline 100 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Corporation could undertake in response to changes in interest rates or the effects of responses by others, including borrowers and depositors.

         The following table summarizes the Corporation's interest sensitivity position as of December 31, 2007.

                          Interest Sensitivity Analysis

                                                       Within 3          Within 4-12      Within 1-5
                                                        months              months            years       Over 5 years       Total
                                                        ------              ------            -----       ------------       -----
                                                                                     (Dollars in thousands)
Interest earning assets
Interest-bearing deposits ......................       $     911         $       -         $       -       $       -       $     911
Taxable investment securities ..................           1,696            10,392            25,078          17,971          55,137
Tax exempt investment securities ...............             301               402             2,028           1,650           4,381
Other investments ..............................           3,209                 -                 -               -           3,209
Federal funds sold .............................           6,985                 -                 -               -           6,985
Loans held for sale (1) ........................           3,209                 -                 -               -           3,209
Loans (2) ......................................         166,875            51,135           198,919          40,568         457,497
                                                       ---------         ---------         ---------       ---------       ---------
Total interest earning assets ..................         183,186            61,929           226,025          60,189         531,329
                                                       ---------         ---------         ---------       ---------       ---------

Interest bearing liabilities
Savings ........................................       $  89,141         $       -         $       -       $       -       $  89,141
Interest bearing transaction accounts ..........          82,512                 -                 -               -          82,512
Time deposits < $100 ...........................          47,330            88,768             7,014               -         143,112
Time deposits > $100 ...........................          38,645            67,793             2,766               -         109,204
Short-term borrowings ..........................           9,893                 -                 -               -           9,893
Long-term debt .................................           2,500                 -            16,700          10,479          29,679
                                                       ---------         ---------         ---------       ---------       ---------
Total interest bearing liabilities .............         270,021           156,561            26,480          10,479         463,541
                                                       ---------         ---------         ---------       ---------       ---------

Interest sensitivity gap .......................       $ (86,835)        $ (94,632)        $ 199,545       $  49,710       $  67,788
Cumulative gap .................................       $ (86,835)        $(181,467)        $  18,078       $  67,788
RSA/RSL (3) ....................................              68%               40%
Cumulative RSA/RSL (3) .........................              68%               57%

---------
(1)  Loans held for sale are reflected in the period of expected sale.
(2)  Excludes nonaccrual loans totaling $6,542,000.
(3)  RSA- rate sensitive assets; RSL- rate sensitive liabilities

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

         The static interest rate sensitivity gap position, while not a complete measure of interest sensitivity, is also reviewed periodically to provide insights related to the static repricing structure of the Bank's assets and liabilities. At December 31, 2007 on a cumulative basis through twelve months, rate sensitive liabilities exceeded rate sensitive assets by $181,467,000. This liability sensitive position is largely due to the assumption that the Bank's $171,653,000 in interest bearing transaction accounts, savings accounts, and money market accounts will reprice within a year. This assumption may or may not be valid, since these accounts vary greatly in their sensitivity to interest rate changes in the market. Rising interest rates would be likely to diminish net interest income of banks in a liability sensitive position if the assumption is valid and in the absence of other factors which would be likely to occur.

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

                                                                                    December 31, 2007
                                                                                    -----------------
                                                Year-
                                                 End
                                               Average                                                                    Estimated
                                                Rate      2008     2009     2010      2011      2012  Thereafter  Balance Fair Value
                                                ----      ----     ----     ----      ----      ----  ----------  ------------------
                                                                         (Dollars in thousands)
Interest earning assets
Interest-bearing deposits with other banks ..   6.51% $     911  $     -  $     -   $     -   $     -  $     -   $     911 $     911
Investment securities .......................   4.94%    12,791    8,265    5,368     9,356     4,117   19,621      59,518    59,518
Federal funds sold ..........................   4.20%     6,985        -        -         -         -        -       6,985     6,985
Loans held for sale .........................   6.40%     3,509        -        -         -         -        -       3,509     3,509
Loans .......................................   7.29%   154,762   62,731   66,190    37,811    56,623   85,922     464,039   462,077


Interest bearing liabilities
Savings .....................................   2.21% $  17,829  $17,828  $17,828   $17,828   $17,828  $     -   $  89,141 $  89,141
Interest bearing transaction accounts .......   1.13%    16,503   16,503   16,502    16,502    16,502        -      82,512    82,512
Time deposits ...............................   5.15%   242,534    7,666    1,030       674       409        3     252,316   253,750
                                                      ---------  -------  -------   -------   -------  -------   --------- --------
Total interest bearing deposits .............   3.75%   276,866   41,997   35,360    35,004    34,739        3     423,969   425,403
Short-term borrowings .......................   2.97%     9,893        -        -         -         -        -       9,893     9,893
Long-term debt ..............................   5.99%     2,500    2,000    7,200         -     7,500   10,479      29,679    29,092

Item 8.  Financial Statements and Supplementary Data









                           COMMUNITY BANKSHARES, INC.





                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                         PAGE

Report of Independent Registered Public Accounting Firm                                                   55
Consolidated Balance Sheets, December 31, 2007 and 2006                                                   56
Consolidated Statements of Income, Years Ended December 31,
     2007, 2006, and 2005                                                                                 57
Consolidated Statements of Changes in Shareholders' Equity, Years Ended
     December 31, 2007, 2006, and 2005                                                                    58
Consolidated Statements of Cash Flows, Years Ended December 31,
     2007, 2006, and 2005                                                                                 59
Notes to Consolidated Financial Statements                                                            61 - 94

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and
   Board of Directors of
   Community Bankshares, Inc.


We have audited the accompanying consolidated balance sheets of Community Bankshares, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankshares, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.



Columbia, South Carolina                          s/ J. W. Hunt and Company, LLP
March 24, 2008

COMMUNITY BANKSHARES, INC.
CONSOLIDATED BALANCE SHEETS

                                                                                                               December 31,
                                                                                                               ------------
                                                                                                          2007              2006
                                                                                                          ----              ----
                                                                                                          (Dollars in thousands)
Assets
      Cash and due from banks .................................................................         $  18,701         $  17,622
      Federal funds sold ......................................................................             6,985            29,102
                                                                                                        ---------         ---------
               Total cash and cash equivalents ................................................            25,686            46,724
      Interest-bearing deposits with other banks ..............................................               911             1,926
      Securities available-for-sale ...........................................................            57,868            84,783
      Securities held-to-maturity (estimated fair value
      $1,650 for 2007 and $1,750 for 2006) ....................................................             1,650             1,750
      Other investments .......................................................................             3,209             3,246
      Loans held for sale .....................................................................             3,509             9,235
      Loans, net of allowance for loan
      losses of $5,343 for 2007 and $4,662 for 2006 ...........................................           458,696           405,058
      Premises and equipment - net ............................................................            10,820            10,307
      Accrued interest receivable .............................................................             3,547             3,821
      Net deferred income tax assets ..........................................................             1,357             1,231
      Goodwill ................................................................................             4,321             4,321
      Core deposit intangible assets ..........................................................             2,345             2,591
      Prepaid expenses and other assets .......................................................             2,648             3,524
                                                                                                        ---------         ---------

               Total assets ...................................................................         $ 576,567         $ 578,517
                                                                                                        =========         =========

Liabilities
      Deposits
          Demand, noninterest-bearing .........................................................         $  57,738         $  61,693
          Interest-bearing transaction accounts ...............................................            82,512            81,052
          Savings .............................................................................            89,141            97,168
          Certificates of deposit of $100 and over ............................................           109,204            97,986
          Other time deposits .................................................................           143,112           145,722
                                                                                                        ---------         ---------
               Total deposits .................................................................           481,707           483,621
      Short-term borrowings ...................................................................             9,893            12,948
      Long-term debt ..........................................................................            29,679            26,188
      Accrued interest payable ................................................................             1,501             1,578
      Accrued expenses and other liabilities ..................................................               142             1,558
                                                                                                        ---------         ---------
               Total liabilities ..............................................................           522,922           525,893
                                                                                                        ---------         ---------

      Commitments and contingent liabilities

Shareholders' equity
      Common  stock - no par value, 12,000,000 authorized shares; issued and outstanding - 4,446,456 shares for 2007
      and 4,441,220 shares for 2006 ...........................................................            30,505            30,603
      Retained earnings .......................................................................            22,812            22,382
      Accumulated other comprehensive income (loss) ...........................................               328              (361)
                                                                                                        ---------         ---------
               Total shareholders' equity .....................................................            53,645            52,624
                                                                                                        ---------         ---------

               Total liabilities and shareholders' equity .....................................         $ 576,567         $ 578,517
                                                                                                        =========         =========

See accompanying notes to consolidated financial statements.

COMMUNITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF INCOME

                                                                                               Years Ended December 31,
                                                                                               ------------------------
                                                                                     2007                2006                2005
                                                                                     ----                ----                ----
                                                                                      (Dollars in thousands, except per share)
Interest and dividend income
      Loans, including fees .............................................           $ 34,768            $ 32,785           $ 28,955
      Interest-bearing deposits with other banks ........................                 56                 118                 49
      Debt securities
          Taxable .......................................................              3,741               2,316              1,643
          Tax exempt ....................................................                170                 180                215
      Dividends .........................................................                214                 154                115
      Federal funds sold ................................................                418               1,501                629
                                                                                    --------            --------           --------
              Total interest and dividend income ........................             39,367              37,054             31,606
                                                                                    --------            --------           --------
Interest expense
      Deposits
          Interest-bearing transaction accounts .........................              1,040                 793                452
          Savings .......................................................              2,472               2,476              1,393
          Certificates of deposit of $100 and over ......................              4,499               3,911              2,852
          Other time deposits ...........................................              7,165               6,058              4,043
                                                                                    --------            --------           --------
              Total interest on deposits ................................             15,176              13,238              8,740
      Short-term borrowings .............................................                766                 400                198
      Long-term debt ....................................................              1,874               1,863              1,867
                                                                                    --------            --------           --------
              Total interest expense ....................................             17,816              15,501             10,805
                                                                                    --------            --------           --------
Net interest income .....................................................             21,551              21,553             20,801
Provision for loan losses ...............................................              3,155               2,950              9,637
                                                                                    --------            --------           --------
Net interest income after provision .....................................             18,396              18,603             11,164
                                                                                    --------            --------           --------
Noninterest income
      Service charges on deposit accounts ...............................              3,805               3,539              3,395
      Mortgage brokerage income .........................................              2,350               3,518              3,699
      Gains (losses) on sales of securities .............................                  2                   1                (10)
      (Losses) gains on sales of loans ..................................               (998)                514                  -
      Gains on disposal of other investments ............................                712                   -                  -
      Deposit box rent ..................................................                 58                  55                 52
      Bank card fees ....................................................                  -                  22                 35
      Loan related insurance commissions ................................                101                  51                 78
      Other .............................................................                764                 606                754
                                                                                    --------            --------           --------
              Total noninterest income ..................................              6,794               8,306              8,003
                                                                                    --------            --------           --------
Noninterest expenses
      Salaries and employee benefits ....................................             11,580              10,820              9,532
      Premises and equipment ............................................              2,368               2,233              2,271
      Marketing .........................................................                662                 537                421
      Regulatory fees ...................................................                272                 313                275
      Supplies ..........................................................                413                 640                261
      Director fees .....................................................                262                 287                312
      FDIC insurance ....................................................                126                  57                 57
      Provision for recourse liabilities ................................                588                 144                 63
      Other .............................................................              4,828               4,196              4,199
                                                                                    --------            --------           --------
              Total noninterest expenses ................................             21,099              19,227             17,391
                                                                                    --------            --------           --------
Income before income taxes ..............................................              4,091               7,682              1,776
Income tax expense ......................................................              1,519               2,673                765
                                                                                    --------            --------           --------
Net income ..............................................................           $  2,572            $  5,009           $  1,011
                                                                                    ========            ========           ========

Earnings per share
      Basic .............................................................           $   0.58            $   1.13           $   0.23
      Diluted ...........................................................               0.57                1.11               0.22

See accompanying notes to consolidated financial statements.

COMMUNITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                      Common Stock
                                                                      ------------                        Accumulated
                                                               Number of                     Retained   Other Comprehensive
                                                                Shares         Amount        Earnings      Income (Loss)     Total
                                                                ------         ------        --------      -------------     -----
                                                                          (Dollars in thousands, except per share)

Balance, January 1, 2005 ................................     4,390,784     $   30,042     $   20,075     $      (90)    $   50,027

Comprehensive income
    Net income ..........................................             -              -          1,011              -          1,011
                                                                                                                         ----------
    Unrealized net holding losses arising
    during the period, net of
    income tax effects of $253 ..........................             -              -              -           (451)          (451)
    Reclassification adjustment,
    net of income tax effects of $4 .....................             -              -              -              6              6
                                                                                                                         ----------
    Total other comprehensive income (loss) .............             -              -              -              -           (445)
                                                                                                                         ----------
    Total comprehensive income ..........................             -              -              -              -            566
                                                                                                                         ----------
Sale of common stock ....................................           775             14              -              -             14
Exercise of stock options ...............................        12,744            146              -              -            146
Cash dividends ($.40 per share) .........................             -              -         (1,761)             -         (1,761)
                                                             ----------     ----------     ----------     ----------     ----------
Balance, December 31, 2005 ..............................     4,404,303         30,202         19,325           (535)        48,992

Comprehensive income
    Net income ..........................................             -              -          5,009              -          5,009
                                                                                                                         ----------
    Unrealized net holding gains arising
    during the period, net of
    income tax effects of $169 ..........................             -              -              -            271            271
    Reclassification adjustment,
    net of income tax effects of $0 .....................             -              -              -             (1)            (1)
                                                                                                                         ----------
    Total other comprehensive income ....................                                                                       270
                                                                                                                         ----------
    Total comprehensive income ..........................                                                                     5,279
Adjustment to initially apply SFAS
    No. 158, net of income taxes of $47 .................             -              -              -            (96)           (96)
Sale of common stock ....................................         1,000             16              -              -             16
Exercise of stock options ...............................        35,917            385              -              -            385
Cash dividends ($.44 per share) .........................             -              -         (1,952)             -         (1,952)
                                                             ----------     ----------     ----------     ----------     ----------
Balance, December 31, 2006 ..............................     4,441,220         30,603         22,382           (361)        52,624

Comprehensive income
    Net income ..........................................             -              -          2,572              -          2,572
                                                                                                                         ----------
    Unrealized net holding gains arising
    during the period, net of
    income tax effects of $300 ..........................             -              -              -            594            594
    Reclassification adjustment,
    net of income tax effects of $1 .....................             -              -              -             (1)            (1)
    Adjustment to terminate pension plan under
    SFAS No. 158, net of income taxes of $47 ............             -              -              -             96             96
                                                                                                                         ----------
    Total other comprehensive income ....................             -              -              -              -            689
                                                                                                                         ----------
    Total comprehensive income ..........................             -              -              -              -          3,261
                                                                                                                         ----------
Share-based compensation expense ........................             -             38              -              -             38
Sale of common stock ....................................         7,500             93              -              -             93
Repurchases and cancellation of common stock ............       (46,100)          (657)             -              -           (657)
Exercise of stock options ...............................        43,836            428              -              -            428
Cash dividends ($.48 per share) .........................             -              -         (2,142)             -         (2,142)
                                                             ----------     ----------     ----------     ----------     ----------
Balance, December 31, 2007 ..............................     4,446,456     $   30,505     $   22,812     $      328     $   53,645
                                                             ==========     ==========     ==========     ==========     ==========

See accompanying notes to consolidated financial statements.

COMMUNITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    Years Ended December 31,
                                                                                                    ------------------------
                                                                                              2007            2006            2005
                                                                                              ----            ----            ----
                                                                                       (Dollars in thousands)
Operating activities
     Net income ....................................................................      $   2,572       $   5,009       $   1,011
     Adjustments to reconcile net income to net cash provided
         by operating activities
             Provision for loan losses .............................................          3,155           2,950           9,637
             Depreciation ..........................................................            837           1,018             937
             Provision for recourse liabilities ....................................            588             144              63
             Share-based compensation expense ......................................             38               -               -
             Writedowns of other real estate .......................................              -              18               -
             Amortization of definite-lived purchased intangibles ..................            246             246             246
             Deferred income taxes .................................................           (472)          2,158          (2,807)
             Securities accretion and premium amortization .........................            (41)             15              67
             (Gain) loss on disposition of available-for-sale securities ...........             (2)             (1)             10
             Gain on sale of other investments .....................................           (712)              -               -
             Loss (gain) on sale of loans other than loans held for sale ...........            998            (514)              -
             Decrease (increase) in accrued interest receivable ....................            274            (687)           (715)
             (Decrease) increase in accrued interest payable .......................            (77)            366             521
             Loss on sale of premises and equipment ................................              9               -               -
             Losses (gains) on sale of foreclosed assets ...........................            243              19             (24)
             Decrease (increase) in prepaid expenses and other assets ..............          1,150            (991)           (290)
             (Decrease) increase in accrued expenses and other liabilities .........         (1,874)            162             223
             Originations of loans held for sale ...................................       (126,739)       (234,821)       (210,552)
             Proceeds of sales of loans held for sale ..............................        132,465         238,033         213,195
                                                                                          ---------       ---------       ---------
                Net cash provided by operating activities ..........................         12,658          13,124          11,522
                                                                                          ---------       ---------       ---------
Investing activities
     Net decrease (increase) in interest-bearing deposits with other banks .........          1,015            (888)           (186)
     Purchases of available-for-sale securities ....................................         (6,972)        (43,449)        (16,243)
     Maturities of held-to-maturity securities .....................................            100             100              75
     Maturities and calls of available-for-sale securities .........................         34,821          17,793           7,829
     Proceeds from sale of available-for-sale securities ...........................              -               -           4,412
     Proceeds from sales of other investments ......................................          2,082             642               -
     Purchases of other investments ................................................         (1,332)           (908)           (338)
     Proceeds from sales of loans other than loans held for sale ...................          2,683           7,140               -
     Net increase in loans made to customers .......................................        (62,265)        (13,522)        (22,748)
     Purchases of premises and equipment ...........................................         (1,734)         (1,913)         (2,610)
     Proceeds from sales of premises and equipment .................................            376               -               -
     Proceeds from sales of foreclosed assets ......................................          1,286             788             224
                                                                                          ---------       ---------       ---------
                Net cash used by investing activities ..............................        (29,940)        (34,217)        (29,585)
                                                                                          ---------       ---------       ---------
Financing activities
     Net (decrease) increase in deposits ...........................................         (1,914)         19,412          40,751
     Net (decrease) increase in short-term borrowings ..............................         (3,055)          3,973           2,313
     Proceeds from issuance of long-term debt ......................................          8,640               -           3,000
     Repayments of long-term debt ..................................................         (5,149)         (6,008)         (1,377)
     Sale of common stock ..........................................................             93              16              14
     Exercise of stock options .....................................................            428             385             146
     Common stock repurchased and cancelled ........................................           (657)              -               -
     Cash dividends paid ...........................................................         (2,142)         (1,952)         (1,761)
                                                                                          ---------       ---------       ---------
                Net cash provided by financing activities ..........................         (3,756)         15,826          43,086
                                                                                          ---------       ---------       ---------
(Decrease) increase in cash and cash equivalents ...................................        (21,038)         (5,267)         25,023
Cash and cash equivalents, beginning ...............................................         46,724          51,991          26,968
                                                                                          ---------       ---------       ---------
Cash and cash equivalents, ending ..................................................      $  25,686       $  46,724       $  51,991
                                                                                          =========       =========       =========

See accompanying notes to consolidated financial statements.

COMMUNITY BANKSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                                                    Years Ended December 31,
                                                                                                    ------------------------
                                                                                               2007            2006           2005
                                                                                               ----            ----           ----
                                                                                                  (Dollars in thousands)
Supplemental disclosures of cash flow information
Cash payments for interest expense, including $7, $21 and $12 ........................       $ 17,901       $ 15,135       $ 10,296
    capitalized during construction in 2007, 2006 and 2005, respectively
Cash payments for income taxes .......................................................          3,452            781          3,869

Supplemental disclosures of non-cash investing activities
Transfers of loans receivable to foreclosed assets ...................................          1,790          1,231             70
Other comprehensive income (loss) ....................................................            689            174           (445)


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

         Orangeburg National Bank was chartered in 1987 as a national bank, and operated from two offices located in Orangeburg, South Carolina. Sumter National Bank (the Sumter bank), a national bank, was chartered in 1996 and operated from two offices located in Sumter, South Carolina. Florence National Bank (the Florence bank), a national bank, was chartered in 1998 and operated from two offices located in Florence, South Carolina. Bank of Ridgeway (the Ridgeway bank), a South Carolina state-chartered bank organized in 1898, operated from one office in Ridgeway, one office in Winnsboro, one office in Blythewood, and one office in northeast Richland County on Clemson Road, which opened in January 2008. In November 2001, CBI acquired all the common stock of Resource Mortgage Inc., a Columbia, South Carolina based mortgage company, and subsequently renamed it Community Resource Mortgage, Inc. (CRM).

         In August 2006, Orangeburg National Bank's name was changed to Community Resource Bank, N.A. ("CRB" or the "Bank"), and in October 2006, the Sumter bank, the Florence bank and the Ridgeway bank were merged into CRB. As a result, the Corporation now consists of the holding company (CBI), the bank subsidiary (CRB) and the mortgage company (CRM). Effective in January 2007 the operations of the mortgage company became a division of the Bank. The Bank plans to continue to conduct mortgage loan origination operations under the name "Community Resource Mortgage, a division of Community Resource Bank" (the "Mortgage Division"). CRM remains a separate corporate entity and wholly-owned subsidiary of the Corporation, but with only limited assets and activities. The Bank now operates in four geographical regions: Orangeburg, Sumter, Florence and the Midlands (Fairfield and Richland counties), and the Mortgage Division, which operates from offices in Columbia, SC and in the banks' regional main branches..


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

SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK - Most of the Corporation's activities are with customers located within South Carolina. Note 4 discusses the types of securities the Corporation purchases. Note 6 discusses the types of lending in which the Corporation engages. The Bank grants commercial, consumer and mortgage loans to customers throughout South Carolina. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon the economies of various South Carolina communities and, as of December 31, 2007, there were concentrations in high loan-to-value real estate loans. Also, based on use of NAICS codes, there were loan concentrations in Real Estate, Religious and Similar Organizations, and Building Construction.

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

SECURITIES - Securities that management has both the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. The Corporation has decided generally to avoid acquiring further held-to-maturity securities. Securities that may be sold prior to maturity for asset/liability management purposes, or that may be sold in response to changes in interest rates, changes in prepayment risk, increases in regulatory capital requirements, or other similar factors, are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses on securities available-for-sale are excluded from earnings and reported in other comprehensive income. Gains and losses on the sale of securities available-for-sale are recorded on the trade date and are determined using the specific identification method. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses.

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

It is the policy of Corporation and its subsidiary bank to maintain an allowance for loan and lease losses which achieves the following objectives:

          o    Maintenance  of the  allowance  at a level  that is  adequate  to absorb all estimated inherent losses in the loan portfolio;
          o    Evaluation  and  calculation  of the  allowance  with a sound and consistent analytical framework based on historical data adjusted for current conditions in conformity with generally accepted accounting principles and all applicable banking and regulatory guidance; and
          o Reflection in the allowance of all significant, existing conditions affecting the ability of borrowers to repay.

Management reviews its allowance for loan losses utilizing three broad loan categories: commercial, financial and agricultural, real estate, and consumer installment. Within these categories, the allowance for loan losses is composed of specific allocations and general loan pool amounts. Specific allocation is made for larger impaired loans in each loan category. Smaller impaired loans in each category are assigned the average loss percentage of the large impaired loan specific allocation. All general loan pool amounts are reserved by using historical losses within each category. Other factors considered are changes in policies and procedures, economic conditions, portfolio changes, lending personnel experience, trend analysis, credit concentrations, external factors, and the reports of the loan review system.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the known circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

DERIVATIVE FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, requires that all derivatives be recognized as assets or liabilities in the balance sheet and measured at fair value. In April, 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." Among other requirements, this Statement provides that loan commitment contracts entered into or modified after June 30, 2003 that relate to the origination of mortgage loans that will be held for sale shall be accounted for as derivative instruments by the issuer of the loan commitment. The Corporation issues mortgage loan rate lock commitments to potential borrowers to facilitate its origination of home mortgage loans that are intended to be sold. Between the time that the Corporation issues its commitments and the time that the loans close and are sold, the Corporation is subject to variability in the selling prices related to those commitments due to changes in market rates of interest. However, the Corporation offsets this variability through the use of so-called "forward sales contracts" to investors in the secondary market. Under these arrangements, an investor agrees to purchase the closed loans at a predetermined price. The Corporation generally enters into such forward sales contracts at the same time that rate lock commitments are issued. The forward sales contracts provide both specific underwriting guidelines and definitive price quotes. These arrangements effectively insulate the Corporation from the effects of changes in interest rates during the time that the commitments are outstanding, but the arrangements do not qualify, and are not designated, as fair value hedges. In keeping with SEC Staff Accounting Bulletin 105, no income is recognized as of the original commitment date on either the interest rate lock commitments or the forward sales contracts. Subsequently, changes in the fair values of the instruments are measured as of the end of each reporting period and the changes in the fair values represent the amounts of the derivative assets and liabilities. In addition, the changes in fair values of derivatives are recorded in the statement of income in net gains or losses on loans held for sale. Because the Corporation has effectively matched its forward sales contracts to investors and rate lock commitments to potential borrowers, no net gains or losses due to changes in market interest rates have been recorded in the statement of income for 2007, 2006 or 2005.

Derivative financial instruments are written in amounts referred to as notional amounts. Notional amounts provide only the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. The table below presents the notional principal amounts of rate lock commitments and forward sales contracts as of December 31, 2007 and 2006, and the estimated fair values of those financial instruments included in other assets and liabilities in the balance sheets as of those dates.

                                                                                                 December 31,
                                                                                                 ------------
                                                                                      2007                           2006
                                                                                      ----                           ----
                                                                              Notional     Estimated        Notional      Estimated
                                                                              Amount       Fair Value       Amount        Fair Value
                                                                              ------       ----------       ------        ----------
                                                                                      (Dollars in thousands)
Commitments to originate loans to be held for sale .................       $ (6,348)       $     13        $(12,868)       $    (94)
Forward sales commitments ..........................................          6,348             (13)         12,868              94
                                                                           --------        --------        --------        --------
                  Total ............................................       $      -        $      -        $      -        $      -
                                                                           ========        ========        ========        ========


STOCK-BASED COMPENSATION - Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, as amended, encouraged all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost was measured at the grant date based on the fair value of the award and recognized over the service period, which was usually the vesting period. However, it also allowed an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," whereby compensation cost was the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee was required to pay to acquire the stock. Stock options issued under the Corporation's stock option plans had no intrinsic value at the grant date, and under APB Opinion No. 25 no compensation cost was recognized for them. For 2005, the Corporation elected to continue with the accounting methodology in APB Opinion No. 25 and, as a result, provided pro forma disclosures of net income and earnings per share and other disclosures, as if the fair value based method of accounting had been applied. However, as required by revisions to SFAS No. 123 and Securities and Exchange Commission rules, the Corporation adopted the accounting methodology of SFAS No. 123(R) effective January 1, 2006. See "Accounting Changes - Share-Based Payment." No awards of stock options were made in 2006 and all pre-existing options awards were fully vested prior to the effective date of SFAS No. 123(R). Therefore, no compensation costs are included in any period prior to 2007.

Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method prescribed by SFAS No. 123, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                               Year Ended
                                                               December 31,
                                                                   2005
                                                                   ----
                                                               (Dollars in
                                                                thousands,
                                                               except per share)

Net income, as reported ......................................   $   1,011
Deduct:  Total stock-based employee
     compensation expense determined under
     fair value based method for all awards,
     net of any related tax effects ..........................        (185)
                                                                 ---------
Pro forma net income .........................................   $     826
                                                                 =========

Net income per share, basic
     As reported .............................................   $    0.23
     Pro forma ...............................................        0.19
Net income per share, assuming dilution
     As reported .............................................   $    0.22
     Pro forma ...............................................        0.18



FORECLOSED ASSETS - Assets (primarily real estate and vehicles) acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less estimated costs to sell, at the date of foreclosure, establishing a new cost basis. Loan losses arising from the acquisition of such property are charged against the allowance for loan losses as of that date. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the new cost basis or fair value, less estimated costs to sell. Revenues and expenses from operations and changes in any subsequent valuation allowance are included in net foreclosed assets costs and expenses. The carrying value of foreclosed assets included in the balance sheets was $852,000 and $591,000 as of December 31, 2007 and 2006, respectively.

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

Any interest expense and penalties associated with uncertain tax positions are recognized as a component of income tax expense.

OFF-BALANCE-SHEET CREDIT RELATED FINANCIAL INSTRUMENTS - In the ordinary course of business the Bank enters into commitments to extend credit and grants standby letters of credit. Such off-balance-sheet financial instruments are recorded in the consolidated financial statements when they are funded.

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

COMPREHENSIVE INCOME - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on securities available-for-sale, are reported as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. Currently, the Corporation's only significant component of other comprehensive income (loss) is unrealized gains (losses) on securities available-for-sale.

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

ACCOUNTING CHANGES

         Servicing of Financial Assets - The provisions of Statement of Financial Accounting Standards No. 156 ("SFAS No. 156"), "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140" were effective January 1, 2007. This Statement potentially simplifies the accounting for separately recognized loan servicing assets and liabilities and any financial instruments used to hedge risks associated with those assets and liabilities. Under SFAS 156, separately recognized servicing assets and liabilities are accounted for initially at fair value, if practicable, and subsequently are accounted for either at fair value or amortized over the economic lives of the related loans. If the fair value method of subsequent valuation is elected, SFAS No. 156 permits income statement recognition of the potential offsetting changes in the fair values of the financial servicing rights and liabilities and the derivative instruments used to hedge them in the same accounting period. The Corporation currently has no separately recognized loan servicing rights or liabilities and adoption in 2007 had no effect on the Corporation's consolidated financial statements.

         Fair Value Measurements - The provisions of Statement of Financial Accounting Standards No. 157 ("SFAS No. 157"), "Fair Value Measurements," are effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Corporation). SFAS No. 157 defines fair value and establishes a framework for measuring fair value in GAAP. The Statement describes fair value as being based on a hypothetical transaction to sell an asset or transfer a liability at a specific measurement date, as considered from the perspective of a market participant who holds the asset or owes the liability (an exit price perspective). In addition, fair value should be viewed as a market-based measurement, rather than an entity-specific measurement. Therefore, fair value should be determined based on the assumptions that market participants would use in pricing an asset or liability, including all risks and restrictions that may be associated with that asset or liability. SFAS No. 157 does not amend the definition of fair value used in conjunction with Share-Based Payments accounted for under SFAS No. 123(R). The adoption of SFAS No. 157 in 2008 has not had a material effect on the Corporation's consolidated financial statements.

         Fair Value Option - The provisions of Statement of Financial Accounting Standards No. 159 ("SFAS No. 159"), "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115," are effective for fiscal years beginning after November 15, 2007 (January 1, 2008 for the Corporation). This Statement provides an entity the option to measure many financial instruments and certain other items at fair value. Changes in the fair values of items for which the option is selected will be recorded in the entity's earnings. The objective is to improve financial reporting by allowing entities to mitigate the earnings volatility that has resulted from the previously required application of different measurement attributes without the need to apply complex hedge accounting provisions. The Corporation does not currently expect that it will apply the Statement's provisions to any items. Therefore, the adoption of the Statement in 2008 has not had any effect on the Corporation's consolidated financial statements.

         Accounting for Uncertainty in Income Taxes - The provisions of Financial Accounting Standards Board Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109," clarify the accounting for uncertainty in income tax positions. FIN 48 prescribes a two-step evaluation process that includes both a recognition threshold and a measurement attribute for tax positions taken or expected to be taken in a tax return. The provisions of FIN 48 were effective for the Corporation as of January 1, 2007. The adoption of FIN 48 had no effect on the Corporation's consolidated financial statements.

ADVERTISING COSTS - The cost of advertising is expensed as incurred.

OTHER - Certain amounts previously reported in the consolidated financial statements have been reclassified to conform to the current year's presentation and disclosure requirements. These reclassifications had no effect on previously reported net income or retained earnings.

NOTE 3 - CASH AND DUE FROM BANKS

The Bank is required to maintain average reserve balances with the Federal Reserve or in available cash. The average daily reserve balance requirements at December 31, 2007 and 2006 were approximately $3,828,000 and $1,300,000, respectively. The increase in reserve requirements was the result of the phased in effect of merging the four banks into one bank. At December 31, 2007 the Corporation had cash balances with unrelated correspondent banks, including bankers' banks, totaling approximately $10,857,000, of which $439,000 was fully insured by the FDIC.

NOTE 4 - SECURITIES

Securities consist of the following:


                                                                                   December 31,
                                                                                   ------------
                                                                     2007                                   2006
                                                                     ----                                   ----
                                                              Gross      Gross                        Gross      Gross
                                                           Unrealized Unrealized Estimated         Unrealized  Unrealized Estimated
                                                  Amortized  Holding    Holding  Fair    Amortized   Holding   Holding    Fair
                                                     Cost     Gains     Losses   Value      Cost      Gains     Losses    Value
                                                     ----     -----     ------   -----      ----      -----     ------    -----
                                                                                   (Dollars in thousands)
Securities available-for-sale
     Government-sponsored enterprises* .........   $54,659   $   520   $    42   $55,137   $82,145   $    81   $   487   $81,739
     States and political
        subdivisions ...........................     2,712        20         1     2,731     3,032        13         1     3,044
                                                   -------   -------   -------   -------   -------   -------   -------   -------
        Total securities available-for-sale ....   $57,371   $   540   $    43   $57,868   $85,177   $    94   $   488   $84,783
                                                   =======   =======   =======   =======   =======   =======   =======   =======

Securities held-to-maturity
     States and political
        subdivisions ...........................   $ 1,650   $     -   $     -   $ 1,650   $ 1,750   $     -   $     -   $ 1,750
                                                   =======   =======   =======   =======   =======   =======   =======   =======

-------
* Government-sponsored enterprises consist of entities such as the Federal Home Loan Bank, Federal Farm Credit Bank and Federal National Mortgage Association.

The amortized cost and fair value of debt securities at December 31, 2007 by contractual maturity are detailed below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                          December 31, 2007
                                                                                          -----------------
                                                                       Available-for-sale                    Held-to-maturity
                                                                       ------------------                    ----------------
                                                                   Amortized        Estimated          Amortized         Estimated
                                                                     Cost           Fair Value            Cost          Fair Value
                                                                     ----           ----------            ----          ----------
                                                                                                    (Dollars in thousands)
Securities
     Due within one year ...................................        $12,812           $12,791           $     -           $     -
     Due after one through five years ......................         26,818            27,106                 -                 -
     Due after five through ten years ......................         12,902            13,020             1,650             1,650
     Due after ten years ...................................          4,839             4,951                 -                 -
                                                                    -------           -------           -------           -------
        Total ..............................................        $57,371           $57,868           $ 1,650           $ 1,650
                                                                    =======           =======           =======           =======

The following tables provide information about the Corporation's securities holdings which were maintained in an unrealized loss position as of December 31, 2007 and 2006:

                                                                                   December 31, 2007
                                                                                   -----------------
                                                                Continuously in Unrealized Loss Position for a Period of
                                                                --------------------------------------------------------
                                                       Less than 12 Months         12 Months or more                 Total
                                                       -------------------         -----------------                 -----
                                                       Estimated  Unrealized  Estimated      Unrealized      Estimated    Unrealized
                                                       Fair Value    Loss     Fair Value        Loss         Fair Value      Loss
                                                       ----------    ----     ----------        ----         ----------      ----
                                                                                  (Dollars in thousands)
Description of Securities
Government-sponsored enterprises .................        $ -        $ -        $10,007        $    43        $10,007        $    43
States and political subdivisions ................          -          -              -              -              -              -
                                                          ---        ---        -------        -------        -------        -------
Total securities .................................        $ -        $ -        $10,007        $    43        $10,007        $    43
                                                          ===        ===        =======        =======        =======        =======

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
                                                       =======       =======     =======       =======       =======       =======

At December 31, 2007, the Corporation held no securities that had been in an unrealized loss position for less than 12 months and 13 securities that had been in an unrealized loss position for 12 months or more. At December 31, 2006, the Corporation held 36 securities that had been in an unrealized loss position for less than 12 months and 35 securities that had been in an unrealized loss position for 12 months or more. In assessing whether securities that had been in an unrealized loss position for 12 months or more were other-than-temporarily impaired, the Corporation considered numerous factors about each of the securities, including the length of time of the impairment, near-term prospects for recovery, and the expectations for changes in interest rates. Unrealized losses reflected in this table generally are the result of interest rate changes that have occurred since the securities were purchased. The Corporation has the intent and ability to hold these securities until maturity and no loss is expected on any of these securities if they are held until their maturities. Accordingly, these losses are not considered to be other-than-temporary.

At December 31, 2007 and 2006, investment securities with a carrying value of $37,360,000 and $38,921,000, respectively, were pledged to secure public deposits, repurchase agreements and for other purposes required and permitted by law.

For the years ended December 31, 2007, 2006 and 2005, proceeds from sales or dispositions of securities available-for-sale were $0, $0 and $4,412,000, respectively. In 2007 and 2006, the Corporation realized gains of $2,000 and $1,000, respectively, on the call of securities at an amount in excess of par value. There have been no gross realized gains from sales in the three-year period ended December 31, 2007. Gross realized losses of $10,000 were recorded for 2005, with no such losses since. The tax benefit applicable to the net realized gains and losses in 2005 was $4,000.

NOTE 5 - OTHER INVESTMENTS

Other investments consist of restricted stocks of the Federal Reserve Bank of Richmond, the Federal Home Loan Bank of Atlanta, and correspondent bankers' banks which are carried at cost. Management periodically evaluates these investments for impairment, with any appropriate downward adjustments being made when necessary. In 2007, the Corporation sold a portion of its investment in the stock of Silverton Bank (formerly, The Bankers Bank) and realized a gain of $712,000. This disposition eliminated the Bank's excess ownership position which arose upon the merger of the Corporation's four former subsidiary Banks.

NOTE 6 - LOANS

The following is a summary of loans by category:


                                                             December 31,
                                                             ------------
                                                         2007             2006
                                                         ----             ----
                                                         (Dollars in thousands)

Commercial, financial and agricultural .........      $  71,249       $  86,080
Real estate- construction ......................         49,898          40,541
Real estate - mortgage .........................        313,178         253,423
Consumer installment ...........................         29,714          29,676
                                                      ---------       ---------
     Total .....................................        464,039         409,720
Allowance for loan losses ......................         (5,343)         (4,662)
                                                      ---------       ---------
     Loans - net ...............................      $ 458,696       $ 405,058
                                                      =========       =========

Net deferred loan (fees) and costs of $(212,000) and $(104,000) were allocated to the various loan categories as of December 31, 2007 and 2006, respectively. Overdrawn deposits totaling $418,000 and $665,000 have been reclassified as loan balances at December 31, 2007 and 2006, respectively.

Gross proceeds from sales of mortgage loans originated for resale were approximately $132,465,000, $238,033,000, and $213,195,000 for the years ended
December 31, 2007, 2006, and 2005, respectively. Income from this activity is recognized as mortgage brokerage income.

Loans outstanding to directors, executive officers, principal holders of equity securities, or to any of their associates totaled $6,574,000 at December 31, 2007 and $4,051,000 at December 31, 2006. A total of $7,437,000 in loans were made or added, while a total of $4,914,000 were repaid or deducted during 2007. Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. Changes in the composition of the board of directors or the group comprising executive officers also result in additions to or deductions from loans outstanding to directors, executive officers or principal holders of equity securities.

The Corporation generally does not engage in originating, holding, guaranteeing, servicing or investing in loans where the terms of the loan product may give rise to a concentration of credit risk as that term is used in Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Values of Financial Instruments." However, at December 31, 2006, the Corporation had a concentration involving loans for the construction of speculative residential housing units totaling $25,797,000 or 48% of capital. As of December 31, 2007 and 2006, there were concentrations in real estate loans with high loan-to-value ratios of $35,592,000 and $24,835,000, or 66% and 46% of capital, respectively.

Changes in the allowance for loan losses were as follows:


                                                   Years Ended December 31,
                                                   ------------------------
                                                 2007        2006         2005
                                                 ----        ----         ----
                                                    (Dollars in thousands)

Balance at January 1 .......................   $  4,662    $ 11,641    $  4,347
Transfer of allowance for off-balance-sheet           -           -        (305)
    contingencies to other liabilities
Provision charged to expense ...............      3,155       2,950       9,637
Recoveries .................................      1,514       1,436         207
Charge-offs ................................     (3,988)    (11,365)     (2,245)
                                               --------    --------    --------
Balance at December 31 .....................   $  5,343    $  4,662    $ 11,641
                                               ========    ========    ========

The following is summary information pertaining to impaired loans:

                                                                  December 31,
                                                                  ------------
                                                                  2007     2006
                                                                  ----     ----
                                                          (Dollars in thousands)

Impaired loans without a valuation allowance .................   $    -   $    -
Impaired loans with a valuation allowance ....................    6,542    4,714
                                                                 ------   ------
    Total impaired loans .....................................   $6,542   $4,714
                                                                 ======   ======
Allowance for loan losses on impaired loans at year end ......   $1,533   $1,381
                                                                 ======   ======

Average total investment in impaired loans during the year ...   $6,764   $9,828


                                                                 December 31,
                                                                 ------------
                                                                 2007     2006
                                                                 ----     ----
                                                          (Dollars in thousands)

Impaired loans without a valuation allowance .................   $    -   $    -
Impaired loans with a valuation allowance ....................    6,542    4,714
                                                                 ------   ------
    Total impaired loans .....................................   $6,542   $4,714
                                                                 ======   ======
Allowance for loan losses on impaired loans at year end ......   $1,533   $1,381
                                                                 ======   ======

Average total investment in impaired loans during the year ...   $6,764   $9,828

No additional funds are irrevocably committed to be advanced in connection with impaired loans.

Nonaccrual and past due loans at December 31, 2007 and 2006 were as follows:

                                                               December 31,
                                                               ------------
                                                            2007           2006
                                                            ----           ----
                                                          (Dollars in thousands)

Nonaccrual loans .................................         $6,542         $4,714
Accruing 90 days or more past due ................              -            232
                                                           ------         ------
       Total .....................................         $6,542         $4,946
                                                           ======         ======

Gross interest income that would have been recorded for the years ended December 31, 2007, 2006, and 2005 if nonaccrual loans had been performing in accordance with their original terms was approximately $542,000, $429,000, and $448,000, respectively. No material amounts of cash basis income were recognized on such loans during 2007, 2006 and 2005.

From time to time in the normal course of business, the Mortgage Division may be required to repurchase loans sold into the secondary market because of investor recourse rights. These recourse rights relate to early payment default or defect in the documentation for the loan. Management has identified certain real estate-secured loans, with aggregate principal amounts outstanding of $1,146,000 on which the investors have requested indemnification pursuant to their recourse rights. This amount does not represent management's estimate of anticipated loss and, at this time, management is in the process of determining a probable loss amount associated with these loans. During 2007, 2006 and 2005, the Corporation recognized $588,000, $144,000 and $63,000 in recourse loan provision, respectively. Management will continue to regularly evaluate the estimated fair value of these loans, and other such loans that may come to the attention of management, and will make any appropriate accounting adjustment that may become necessary. At year end 2007 the Bank had an allowance of $387,000 for such loss contingencies.

NOTE 7 - PREMISES AND EQUIPMENT; OPERATING LEASES

Premises and equipment at December 31, 2007 and 2006 consist of the following:

                                                               December 31,
                                                               ------------
                                                            2007           2006
                                                            ----           ----
                                                          (Dollars in thousands)

Land ...........................................         $ 2,595         $ 2,808
Buildings and components .......................           5,181           5,209
Furniture, fixtures and equipment ..............           8,387           7,729
Construction in process - gross ................             906               7
                                                         -------         -------
     Total .....................................          17,069          15,753
Less, accumulated depreciation .................           6,249           5,446
                                                         -------         -------
     Premises and equipment - net ..............         $10,820         $10,307
                                                         =======         =======

Depreciation expense was approximately $837,000, $1,018,000, and $937,000, for the years ended December 31, 2007, 2006, and 2005, respectively. During 2007, 2006 and 2005, the Corporation capitalized interest of $7,000, $21,000 and $12,000, respectively, to construction in progress.

As  of  December  31,  2007  future  minimum  rent  commitments   under  various
non-cancelable operating leases are as follows:


                       Year                           Amount
                       ----                           ------
                                 (Dollars in thousands)

                        2008                             $   430
                        2009                                 322
                        2010                                 233
                        2011                                 236
                        2012                                 242
                   Thereafter                              4,329
                                                         -------
                             Total                       $ 5,792
                                                         =======



Total rent expense for the years ended December 31, 2007, 2006, and 2005 was $687,000, $512,000, and $413,000, respectively. Some leases provide for the payment of executory costs and contain options to renew; lease payments for such renewal periods are generally higher than during the original lease term.


NOTE 8 - INTANGIBLE ASSETS

Changes in the carrying amounts of goodwill for the years ended December 31, 2007 and 2006 are as follows:


                                                        Years Ended December 31,
                                                        ------------------------
                                                           2007            2006
                                                           ----            ----
                                                         (Dollars in thousands)

Balance, beginning of year .......................         $4,321         $4,321
Goodwill acquired during the year ................              -              -
Impairment losses ................................              -              -
                                                           ------         ------
Balance, end of year .............................         $4,321         $4,321
                                                           ======         ======

Goodwill is tested for impairment annually. As of December 31, 2007, no impairment has been determined.

As part of the  valuation  of Ridgeway  Bancshares,  Inc.,  conducted by a third party firm in conjunction with its acquisition by the Corporation, a core deposit intangible was computed. Such amortizable intangible assets are evaluated annually to determine whether any revisions of their estimated useful lives are warranted. For the years ended December 31, 2007 and 2006, and 2005, no such revisions have resulted.

The following tables present the gross carrying amounts and accumulated amortization for the Corporation's amortizable intangible assets as of December 31, 2007 and 2006, and the estimated amounts of amortization expense to be recognized for each of the five succeeding fiscal years, as of December 31, 2007 and 2006. Such assets are being amortized on a straight-line basis over fifteen years, a period which represents the expected runoff period of the deposits acquired.

                                                                                         December 31,
                                                                                         ------------
                                                                            2007                              2006
                                                                            ----                              ----
                                                                  Gross                                  Gross
                                                                 Carrying          Accumulated         Carrying        Accumulated
                                                                  Amount           Amortization        Amount          Amortization
                                                                  ------           ------------        ------          ------------
                                                                                        (Dollars in thousands)

Amortizable intangible asset class
Core deposit intangible ....................................       $3,698            $1,353            $3,698            $1,107
                                                                   ======            ======            ======            ======

Estimated amounts of amortization expense to be recognized in each of the next five succeeding years are:


                                                        December 31,
                                                        ------------
                                                  2007               2006
                                                  ----               ----
                           Year                    (Dollars in thousands)
                           ----

                           2007                   $  -              $ 246
                           2008                    246                246
                           2009                    246                246
                           2010                    246                246
                           2011                    246                246
                           2012                    246                 NA

NOTE 9 - DEPOSITS

At December 31, 2007, the scheduled maturities of certificates of deposit and other time deposits are as follows:

                                       Year                        Amount
                                       ----                        ------
                                     (Dollars in thousands)

                                        2008                      $ 242,536
                                        2009                          7,666
                                        2010                          1,030
                                        2011                            674
                                        2012                            410
                                   Thereafter                             -
                                                                          -
                                                                  ---------
                                             Total                $ 252,316
                                                                  =========

Deposits of directors and officers and their related business  interests totaled
approximately   $3,616,000  and  $4,033,000  at  December  31,  2007  and  2006,
respectively.


NOTE 10 - SHORT-TERM BORROWINGS

The Corporation's short-term borrowings generally consist of federal funds purchased and securities sold under agreements to repurchase. Federal funds purchased and securities sold under agreements with customers to repurchase generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Corporation monitors the fair value of the underlying securities on an ongoing basis and it is the Bank's policy to maintain a collateral value greater than the principal and accrued interest of the transaction. All securities underlying these agreements are institution-owned securities.

Short-term borrowings are summarized as follows:

                                                               December 31,
                                                               ------------
                                                            2007           2006
                                                            ----           ----
                                                          (Dollars in thousands)

Securities sold under agreements to repurchase .........     $ 9,893     $12,948
                                                             =======     =======

The following table summarizes information about short-term borrowings during each of the periods presented:


                                                               December 31,
                                                               ------------
                                                            2007           2006
                                                            ----           ----
                                                          (Dollars in thousands)

Balance outstanding at end of year .......................   $ 9,893    $12,948
Weighted average interest rate at end of the period ......      2.97%      4.00%
Interest expense .........................................   $   766    $   400
Maximum outstanding at any month end during the period ...   $35,322    $14,058
Average outstanding during the period ....................   $18,783    $13,680
Weighted average interest rate during the period .........      4.08%      2.92%

As of December 31, 2007, the Bank had unused credit availabilities under federal funds lines established with unrelated correspondent banks totaling $30,000,000.

NOTE 11 - LONG-TERM DEBT

Long-term debt is summarized as follows:
                                                               December 31,
                                                               ------------
                                                            2007           2006
                                                            ----           ----
                                                          (Dollars in thousands)

Advances from Federal Home Loan Bank of Atlanta to
  subsidiary bank, varying maturities to 2023 with interest
  rates from 2.00% to 6.14% ................................   $19,369   $15,878

Junior Subordinated Debt to Unconsolidated Trusts (1), .....    10,310    10,310
                                                               -------   -------
  dated April 7, 2004, maturing April 7, 2034,
  with variable interest rate based on 3-month LIBOR
                Total long-term debt .......................   $29,679   $26,188
                                                               =======   =======
-------
(1) Securities qualify as Tier 1 capital under the regulatory risk-based capital guidelines, subject to certain limitations.

Collateral for the Advances from Federal Home Loan Bank of Atlanta consists of blanket liens on the Bank's one-to-four family first lien residential mortgage loans and the Bank's stock in the FHLB. Such collateral was carried in the consolidated balance sheet at approximately $90,389,000 and $76,694,000 at December 31, 2007 and 2006, respectively.

Under the blanket lien agreements, the Bank had the ability to borrow additional funds approximating $52,942,000 from the FHLB as of December 31, 2007. Any such borrowings would be subject to the FHLB's normal approval process and would be subject to interest rates established by the FHLB at the time of each such transaction. The FHLB may terminate the availability at any time.

On March 8, 2004, the Corporation sponsored the creation of a Delaware trust, SCB Capital Trust I (the "Trust"), and is the sole owner of the common securities issued by the Trust. The Trust is a variable interest entity under FIN 46R, but is not subject to consolidation by the Corporation since substantially all risk of loss has been transferred to other entities through the Trust's March 10, 2004 issuance of $10,000,000 in floating rate capital securities. The proceeds of this issuance, and the amount of CBI's capital investment, were used to acquire $10,310,000 principal amount of CBI's floating rate junior subordinated deferrable interest debt securities ("Debentures") due April 7, 2034, which securities, and the accrued interest thereon, now constitute the Trust's sole assets. The interest rate associated with the debt securities, and the distribution rate on the common securities of the Trust, was established initially at 3.91% and is adjustable quarterly at the three month LIBOR rate plus 280 basis points. The index rate (LIBOR) may not be lower than 1.11%. As of December 31, 2007, the interest rate associated with the debt was 4.70%. CBI may defer interest payments on the Debentures for up to twenty consecutive quarters, but not beyond the stated maturity date of the Debentures. In the event that such interest payments are deferred by CBI, the Trust may defer distributions on the common securities. In such an event, CBI would be restricted in its ability to pay dividends on its common stock and perform under other obligations that are not senior to the junior subordinated Debentures.

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

The Corporation's investment in the Trust is carried at cost in other assets and the debentures are included in long-term debt in the consolidated balance sheet.

In consideration of current market conditions during the first quarter of 2008, the Bank elected to borrow two new advances from the FHLB. In February 2008 the Bank borrowed $7.5 million at 2.167% with a ten year maturity, subject to quarterly call beginning in February 2009. The Bank also borrowed an additional $7.5 million at 2.526% with a five year maturity, subject to a one time call in February 2010.

Required future principal reductions of the Corporation's long-term debt are summarized as follows:

                                       Year                     Amount
                                       ----                     ------
                                (Dollars in thousands)

                                        2008                  $  2,500
                                        2009                     2,000
                                        2010                     7,200
                                        2011                         -
                                        2012                     7,500
                                  Thereafter                    10,479
                                                              --------
                                             Total            $ 29,679
                                                              ========


NOTE 12 - DIVIDEND REINVESTMENT PLAN, STOCK REPURCHASE PLAN, AND STOCK OPTIONS

Under the Corporation's Dividend Reinvestment Plan, shareholders may reinvest all or part of their cash dividends in shares of common stock and also purchase additional shares of common stock. During the three-year period ended December 31, 2007 all shares purchased under this plan were purchased in the market by Registrar and Transfer Company, the plan administrator, not issued by the Corporation. At December 31, 2007, 624,665 common shares were reserved for issuance pursuant to the dividend reinvestment and additional stock purchase plan.

During 2007, the Corporation's Board of Directors approved a stock repurchase program which authorized the repurchase of up to 500,000 of the Corporation's common stock. During 2007 the Corporation repurchased 46,100 shares at an aggregate cost of $657,000 for an average share cost of $14.26.

During 2001, the Corporation amended its 1997 Stock Option Plan (the "1997 Plan") to increase by 200,000 shares the number of shares reserved for issuance upon exercise of options and to permit participation in the plan by non-employee directors. During 2003, the Corporation amended the 1997 Plan to increase by 300,000 shares the number of shares reserved for issuance upon exercise of employee incentive stock options. Under the 1997 Plan, as amended, up to 785,600 shares of common stock were authorized to be granted to selected officers, other employees, and non-employee directors of the Corporation and/or its subsidiaries pursuant to exercise of incentive and nonqualified stock options. Of such shares, 590,050 were reserved for issuance pursuant to exercise of incentive stock options and 195,550 were reserved for issuance pursuant to exercise of nonqualified stock options. The 1997 Plan terminated according to its terms on March 16, 2007, with 424,439 shares remaining reserved for awards. Because the 1997 Plan has terminated, however, no further awards may be made under that Plan. However, options outstanding under the 1997 Plan continue to be exercisable until the earlier of the termination dates set forth in the individual award agreements or ten years from the date of the grant.

During 2007 the Corporation's Board of Directors adopted and the shareholders approved the 2007 Equity Plan to replace the terminated 1997 Plan. The 2007 Plan provides for awards of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock and other forms of equity based compensation. Up to 350,000 shares may be issued under provisions of the 2007 Plan. The 2007 Plan terminates in 2017. At December 31, 2007, 308,500 of the Corporation's authorized common shares remained to be awarded under the 2007 Plan.

The exercise price of any incentive option granted is equal to the fair value of the common stock on the date the option is granted. Nonqualified options can be issued for less than fair value; however, the Corporation has not elected to issue these options for less than fair value at the date of the grant.

A summary of the status of options issued pursuant to the plans is presented below:

                                                          Years Ended December 31,
                                                          ------------------------
                                           2007                                  2006                         2005
                                           ----                                  ----                         ----

                                          Weighted                            Weighted                             Weighted
                                           Average  Intrinsic                  Average  Intrinsic                   Average
                               Number of  Exercise    Value      Number of    Exercise    Value       Number of    Exercise
                                 Shares     Price    (000s)       Shares        Price     (000s)       Shares        Price
                               - -------    -----    ------      --------       -----     ------      --------       -----
Outstanding at beginning of year  437,981   $ 14.41                512,073      $ 14.46                 482,817      $ 14.14
Granted                            51,500   $ 15.07                      -      $     -                  45,500      $ 17.34
Exercised                         (43,836)  $  9.52                (35,917)     $ 10.72                 (12,744)     $ 11.44
Forfeited or expired              (42,984)  $ 16.56                (38,175)     $ 18.60                  (3,500)     $ 18.50
                                  -------                          -------                              -------
Outstanding at end of year        402,661   $ 14.80     $ 316      437,981      $ 14.41    $   888      512,073      $ 14.46
                                  =======                          =======                              =======

Options exercisable at year end   361,161   $ 14.82     $ 316      437,981      $ 14.41    $ 1,069      512,073      $ 14.46

The weighted average fair values of options granted each year are computed using the Black-Scholes option pricing model using the assumptions detailed below:



                                                   Years Ended December 31,
                                                   ------------------------
                                                   2007     2006        2005
                                                   ----     ----        ----
Weighted average fair value of options
     granted during the year ................   $    3.20   $ -    $    2.33
Risk-free interest rate .....................        4.73%   NA         3.80%
Expected life (years) .......................        6.15    NA         3.00
Expected volatility .........................       21.70%   NA        18.75%
Yield .......................................        3.00%   NA         2.60%

The following table summarizes information about the options outstanding:

                                                                          December 31, 2007
                                                                          -----------------
                                                       Options Outstanding                        Options Exercisable
                                                       -------------------                        -------------------
                                                           Weighted
                                                            Average         Weighted                               Weighted
                                                            Remaining       Average                                Average
                                         Number         Contractual Life    Exercies               Number          Exercise
  Range of Exercise Prices             Outstanding           (Years)          Price             Outstanding         Price
  ------------------------             -----------           -------          -----             -----------         -----

     $  7.62 to       $ 11.00            107,350                3.2             $ 11.00             107,350          $ 11.00
     $ 12.83 to       $ 18.85            295,311                4.6             $ 16.18             253,811          $ 16.43
                                         -------                                                    -------
                                         402,661                4.2             $ 14.80             361,161          $ 14.82
                                         =======                                                    =======


Until January 1, 2006, the Corporation applied APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost was recognized prior to that date. Effective January 1, 2006, the Corporation adopted the provisions of SFAS No. 123(R) using the modified prospective method. All previously issued option grants had fully vested prior to the implementation of SFAS 123(R). Consequently, because adoption of SFAS No. 123(R) under the modified prospective method required the recognition of compensation costs related only to the future vesting of stock option awards and no options were granted in 2006, no compensation costs were included in the determination of income from operations, net income, or any earnings per share amounts for 2006. During 2007, the Corporation awarded grants of 51,500 stock options and recognized expenses of $38,000 which are included in salaries and employee benefits.


NOTE 13 - INCOME TAXES

The Corporation files consolidated federal income tax returns on a calendar-year basis.

The provision for income taxes consists of the following:


                                                    Years Ended December 31,
                                                    ------------------------
                                                   2007       2006        2005
                                                   ----       ----        ----
                                                     (Dollars in thousands)
Current
    Federal .................................    $ 1,843     $   161    $ 3,396
    State ...................................        148         231        202
                                                 -------     -------    -------
             Total current ..................      1,991         392      3,598

Deferred
    Federal .................................       (472)      2,281     (2,833)
                                                 -------     -------    -------
             Total income tax expense .......    $ 1,519     $ 2,673    $   765
                                                 =======     =======    =======


The provision for income taxes differs from that computed by applying federal statutory rates at 34% to income before income tax expense as indicated in the following summary:

                                                    Years Ended December 31,
                                                    ------------------------
                                                   2007       2006        2005
                                                   ----       ----        ----
                                                     (Dollars in thousands)

Tax expense at statutory rate ..............    $ 1,391     $ 2,611     $   603
State income tax, net of federal
    income tax benefit .....................         98         153         134
Tax-exempt interest income .................        (81)        (78)        (87)
Amortization of organization costs and
    core deposit intangibles ...............         84          84          84
Other, net .................................         27         (97)         31
                                                -------     -------     -------
             Total .........................    $ 1,519     $ 2,673     $   765
                                                =======     =======     =======


Temporary differences, which give rise to deferred tax assets and liabilities, are as follows:

                                                              December 31,
                                                          2007            2006
                                                          ----            ----
                                                         (Dollars in thousands)
Deferred tax assets
    Allowance for loan losses ......................      $ 1,654       $ 1,273
    Unrealized net holding losses on
      available-for-sale securities ................            -           130
    State net operating loss .......................          214           162
    Other ..........................................          328           210
                                                          -------       -------
             Gross deferred tax assets .............        2,196         1,775
    Valuation allowance ............................         (214)         (162)
                                                          -------       -------
             Total .................................        1,982         1,613
                                                          -------       -------

Deferred tax liabilities
    Accelerated depreciation .......................          456           348
    Accretion ......................................            -            12
    Unrealized net holding gains on
      available-for-sale securities ................          169             -
    Purchase adjustments - securities ..............            -            14
    Purchase adjustments - loans ...................            -             8
                                                          -------       -------
             Gross deferred tax liabilities ........          625           382
                                                          -------       -------
Net deferred income tax assets .....................      $ 1,357       $ 1,231
                                                          =======       =======

The state of South Carolina has different tax rates and rules governing banks and regular corporations. The Corporation (holding company only) and the mortgage company (CRM) are regular corporations and file a consolidated state tax return separate from a state bank tax return that is filed by CRB. Accordingly, at December 31, 2007 and December 31, 2006, valuation allowances of $214,000 and $162,000 were established to offset deferred tax assets, which management does not consider likely to be realizable, arising from state net operating loss carryforwards of the Corporation (parent company only) and CRM. The Corporation had no available carrybacks, and realization of the remainder of the net operating loss deductions is dependent upon the Corporation (parent company only) and CRM having aggregate future taxable income. Management expects that the holding company and CRM have limited prospects to generate future taxable income. The state net operating loss carryforwards at December 31, 2007 total $4,433,000 and expire as follows: 2024 - $1,408,000; 2025 - $763,000; 2026
- $1,071,000; 2027 - $1,191, 000.)

Effective January 1, 2007, the Corporation adopted the provisions of Financial Accounting Standards Board Interpretation N0. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109." FIN 48 established a recognition threshold and measurement for income tax positions recognized in the Corporation's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." In evaluating a tax position for recognition, the Corporation judgmentally evaluates whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, the tax position is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate resolution. There were no uncertain tax positions as of December 31, 2007. If such uncertain tax positions were to arise in the future, the Corporation would recognize interest and penalties associated with uncertain tax positions as income tax expense in its financial statements.

The Corporation files income tax returns in the U.S. federal and State of South Carolina jurisdictions. With few exceptions, the Corporation is no longer subject to tax examinations by federal tax authorities for years before 2005 and by state tax authorities for years before 2001. As of December 31, 2007, there were no unresolved issues outstanding with respect to tax examinations conducted by either jurisdiction.

The following table shows the amounts of expenses recognized during, and the amounts of liabilities as of the end of, each year indicated related to unrecognized tax benefits:

                                                    Years Ended December 31,
                                                    ------------------------
                                                   2007       2006        2005
                                                   ----       ----        ----
                                                     (Dollars in thousands)

Expenses of unrecognized tax benefits
  included in earnings for the year:
             Interest expense ..................... $ -         $ -       $ -
             Other expenses .......................   -           -         -

Liabilities related to unrecognized
  tax benefits as of each year end:
             Included in accrued interest expense .   -           -         -
             Included in other liabilities ........   -           -         -

As of December 31, 2007, there were no tax positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.

As of December 31, 2007, there were no unrecognized tax benefits that, if recognized, would affect the effective tax rate.

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

A participant may elect to make tax deferred contributions up to a maximum of $15,000 (plus $5,000 catch-up contributions if they were at least 50 years old) in the 2007 plan year. The Corporation makes matching contributions on behalf of each participant for 100% of the elective deferral up to 3% of the participant's eligible compensation, which excludes incentive awards and bonuses, plus 50% of the incremental elective deferral up to 5% of the participant's eligible compensation, for a maximum matching contribution of 4%. The Corporation may also make additional contributions determined at the discretion of the Board of Directors.

The Corporation's contributions for 401(k) related profit sharing for the years ended December 31, 2007, 2006, and 2005 totaled approximately $299,000, $291,000, and $174,000, respectively. Since 2001, the senior officers of the Corporation have not participated in the profit sharing program.

A defined benefit pension plan covers the majority of the employees of the former Bank of Ridgeway. This plan was in place prior to the Corporation's acquisition of Ridgeway Bancshares, Inc. in 2002. Because there were no such plans for the Corporation's other subsidiaries and there were no intentions to establish any other such plans, the Corporation froze benefit accruals and discontinued additional participation in and voluntary contributions to the plan during 2003. The Corporation has filed for permission, and presently intends, to formally terminate the plan and distribute its assets to its participants in 2008. The estimated amounts to be distributed from the pension plan totaled $624,000 as of December 31, 2007 and plan assets totaled $609,000.

The following table presents information about pension-related amounts flowing through or included in accumulated other comprehensive income during, or as of the end of, each of the years indicated.

                                                                                            As of or for the Year Ended December 31,
                                                                                            ----------------------------------------
                                                                                                        2007       2006        2005
                                                                                                        ----       ----        ----
                                                                                                         (Dollars in thousands)
Amounts recognized in other comprehensive income during the period
Net (gain) or loss arising during the period ..................................................         $ -         $  -         $ -
Net gain or (loss) reclassified as a component of periodic benefit cost (143) .................                        -           -

Amounts recognized in other comprehensive income at the
end of the period
Net (gain) or loss ............................................................................           -          143           -
Net prior service cost or (credit) ............................................................           -            -           -
Net transition asset or obligation ............................................................           -            -           -

Amounts included in other  comprehensive  income at period end that are expected to be  recognized  as  components  of net  periodic  benefit  cost  in the  next succeeding year
Net (gain) or loss ............................................................................           -          141         NA
Net prior service cost or (credit) ............................................................           -            -         NA
Net transition asset or obligation ............................................................           -            -         NA

Amount of any plan assets expected to be returned to the Corporation
during the next 12-month period ...............................................................           -            -         NA


As of December 31, 2007 and 2006, pension plan assets consisted primarily of the following:

                                                     Percentage of Plan Assets
                                                         at December 31,
                                                         ---------------
Asset Category                                         2007            2006
                                                       ----            ----
Equities .......................................         0%             50%
Bonds ..........................................        40%             26%
Cash ...........................................        60%              2%
Stable value instruments .......................         0%             22%
                                                       ---             ---
           Total ...............................       100%            100%
                                                       ===             ===

The plan did not hold any direct investment in the Corporation's common stock.

The Corporation expects to contribute $60,000 to the pension plan in 2008.

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

At December 31, 2007 and 2006, the following financial instruments were outstanding whose contract amounts represent credit risk:

                                                                December 31,
                                                                ------------
                                                            2007           2006
                                                            ----           ----
                                                         (Dollars in thousands)

Loan commitments ...................................       $12,372       $21,833
Unfunded commitments under lines of credit .........        63,740        49,104
Standby letters of credit ..........................         1,953         2,545


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

In March 2007, the Bank entered into an agreement to construct a new branch banking office on Clemson Road in northeast Richland County for a cost of approximately $800,000. The office became operational in the first quarter of 2008.


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

Earnings per common share were computed based on the following:

                                                                                              Years Ended December 31,
                                                                                              ------------------------
                                                                                     2007                2006                 2005
                                                                                     ----                ----                 ----
                                                                                     (Dollars in thousands, except per share)
Net income per share, basic
Numerator - net income .................................................          $    2,572          $    5,009          $    1,011
                                                                                  ==========          ==========          ==========
Denominator
Weighted average common shares issued and outstanding ..................           4,458,839           4,432,480           4,401,718
                                                                                  ==========          ==========          ==========
             Net income per share, basic ...............................          $      .58          $     1.13          $      .23
                                                                                  ==========          ==========          ==========

Net income per share, assuming dilution
Numerator - net income .................................................          $    2,572          $    5,009          $    1,011
                                                                                  ==========          ==========          ==========
Denominator
Weighted average common shares issued and outstanding ..................           4,458,839           4,432,480           4,401,718
Effect of dilutive stock options .......................................              38,301              72,041             100,017
                                                                                  ----------          ----------          ----------
             Total shares ..............................................           4,497,140           4,504,521           4,501,735
                                                                                  ==========          ==========          ==========
             Net income per share, assuming dilution ...................          $      .57          $     1.11          $      .22
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

The estimated fair values and related carrying or notional amounts of the Corporation's financial instruments at December 31, 2007 and 2006, are as follows:

                                                                                            December 31,
                                                                                            ------------
                                                                               2007                             2006
                                                                               ----                             ----
                                                                     Carrying        Estimated          Carrying       Estimated
                                                                      Amount         Fair Value          Amount        Fair Value
                                                                    of Assets         of Assets         of Assets       of Assets
                                                                    (Liabilities)    (Liabilities)     (Liabilities)   (Liabilities)
                                                                    -------------    -------------     -------------   -------------
                                                                                         (Dollars in thousands)
Cash and cash equivalents ..................................        $  25,686         $  25,686         $  46,724         $  46,724
Interest bearing deposits with other banks .................              911               911             1,926             1,926
Securities available-for-sale ..............................           57,868            57,868            84,783            84,783
Securities held-to-maturity ................................            1,650             1,650             1,750             1,750
Other investments ..........................................            3,209             3,209             3,246             3,246
Loans held for sale ........................................            3,509             3,509             9,235             9,235
Loans, net .................................................          458,696           448,770           405,058           404,383
Accrued interest receivable ................................            3,547             3,547             3,821             3,821
Deposits ...................................................         (481,707)         (483,224)         (483,621)         (484,172)
Short-term borrowings ......................................           (9,893)           (9,893)          (12,948)          (12,948)
Long-term debt .............................................          (29,679)          (29,092)          (26,188)          (27,236)
Accrued interest payable ...................................           (1,501)           (1,501)           (1,578)           (1,578)

Off-balance-sheet commitments
Loan commitments ...........................................        $ (12,372)              $ -         $ (21,833)              $ -
Unfunded commitments under lines of credit .................          (63,740)                -           (49,104)                -
Standby letters of credit ..................................           (1,953)                -            (2,545)                -

On January 1, 2008, the Corporation will adopt the provisions of SFAS No. 157 and certain aspects of the Corporation's fair value estimation process will change. See the discussion of Accounting Changes included in Note 2.


NOTE 18 - CONTINGENCIES

The Corporation is subject at times to claims and lawsuits arising out of the normal course of business. As of December 31, 2007, no claims or lawsuits were pending or threatened which, in the opinion of management, are likely to have a material effect on the Corporation's consolidated financial statements.


NOTE 19 - REGULATORY MATTERS

The Bank is subject to dividend restrictions set forth by various banking regulators. Under such restrictions, the Bank may not, without prior approval, declare dividends in excess of the sum of the current year's earnings (as defined) plus the retained earnings (as defined) from the prior two years. In addition, dividends paid by the Bank to the Corporation would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements. At December 31, 2007, the dividends that the Bank could declare without the approval of its primary bank regulator amounted to approximately $3,955,000. The Bank is also restricted by law as to the amount it may lend to any non-depository affiliate, including the Corporation and CRM. Such loans are subject to the requirements of Section 23A of the Federal Reserve Act including a general limitation to not more than 10% of capital and specified ratios of the fair market value of allowable collateral to loan amounts. There were no such loans outstanding during 2007.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Corporation and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since the notifications that management believes have changed the Bank's category. The Corporation's and the Bank's actual capital amounts and ratios are presented in the following table.

                                                                                              Minimum for          Minimum to be
                                                                          Actual            Capital Adequacy     Well Capitalized
                                                                          ------            ----------------     ----------------
                                                                    Amount       Ratio      Amount       Ratio    Amount      Ratio
                                                                    ------       -----      ------       -----    ------      -----
December 31, 2007                                                                          (Dollars in thousands)
     Tier 1 Capital (to Average Assets)
         Consolidated .......................................      $56,652         9.7%    $23,352        4.0%         NA      NA
         Community Resource Bank ............................       50,053         8.6%     23,209        4.0%    $29,011      5.0%

     Tier 1 Capital (to Risk Weighted Assets)
         Consolidated .......................................      $56,652        12.5%    $18,105        4.0%         NA      NA
         Community Resource Bank ............................       50,053        11.1%     17,982        4.0%    $26,974      6.0%

     Total Capital (to Risk Weighted Assets)
         Consolidated .......................................      $62,018        13.7%    $36,210        8.0%         NA      NA
         Community Resource Bank ............................       55,419        12.3%     35,965        8.0%    $44,956     10.0%

December 31, 2006
     Tier 1 Capital (to Average Assets)
         Consolidated .......................................      $57,005        10.1%    $22,624        4.0%         NA      NA
         Community Resource Bank ............................       49,238         8.8%     22,419        4.0%    $28,024      5.0%

     Tier 1 Capital (to Risk Weighted Assets)
         Consolidated .......................................      $57,005        13.6%    $16,752        4.0%         NA      NA
         Community Resource Bank ............................       49,238        11.8%     16,631        4.0%    $24,946      6.0%

     Total Capital (to Risk Weighted Assets)
         Consolidated .......................................      $61,667        14.7%    $33,505        8.0%         NA      NA
         Community Resource Bank ............................       53,885        13.0%     33,262        8.0%    $41,577     10.0%

NOTE 20 - CONDENSED FINANCIAL STATEMENTS

Presented below are the condensed financial statements for Community Bankshares, Inc. (Parent Company only):

COMMUNITY BANKSHARES, INC. (PARENT COMPANY ONLY)

                                                                December 31,
                                                                ------------
                                                            2007           2006
                                                            ----           ----
                                                         (Dollars in thousands)
Condensed Balance Sheets
     Assets
        Cash ...........................................   $ 3,158       $ 4,541
        Investment in banking subsidiary ...............    56,126        54,868
        Investment in nonbanking subsidiaries ..........     1,462         1,806
        Securities available-for-sale, at fair value ...        96            96
        Premises and equipment - net ...................     1,620         1,633
        Goodwill .......................................       921           921
        Other assets ...................................       825            96
                                                           -------       -------
           Total assets ................................   $64,208       $63,961
                                                           =======       =======
     Liabilities
        Long-term debt .................................   $10,310       $10,310
        Other liabilities ..............................       253         1,027
     Shareholders' equity ..............................    53,645        52,624
                                                           -------       -------
           Total liabilities and shareholders' equity ..   $64,208       $63,961
                                                           =======       =======

                                                                                                   Years Ended December 31,
                                                                                                   ------------------------
                                                                                              2007          2006            2005
                                                                                              ----          ----            ----
                                                                                                  (Dollars in thousands)
Condensed Statements of Income
     Income
        Management fees from subsidiaries ..........................................        $     -         $   249         $ 3,086
        Dividends received from banking subsidiaries ...............................          3,000           2,480           4,266
        Interest income ............................................................            156             241             428
        Other income ...............................................................            156               4               4
                                                                                            -------         -------         -------
           Total income ............................................................          3,312           2,974           7,784
                                                                                            -------         -------         -------
     Expenses
        Salaries and employee benefits .............................................              -               -           1,868
        Premises and equipment .....................................................             49              48             683
        Supplies ...................................................................              -               -              80
        Directors' fees ............................................................              -               -              62
        Interest expense ...........................................................            899             890             675
        Other expenses .............................................................            296             203           1,447
                                                                                            -------         -------         -------
           Total expenses ..........................................................          1,244           1,141           4,815
                                                                                            -------         -------         -------
     Income before income taxes and equity in
        undistributed earnings of subsidiaries .....................................          2,068           1,833           2,969
     Income tax (benefit) ..........................................................           (317)           (246)           (441)
     Equity in undistributed earnings (loss) of banking subsidiaries ...............            531           2,920          (2,507)
     Equity in undistributed (loss) earnings of nonbanking subsidiary ..............           (344)             10             108
                                                                                            -------         -------         -------
     Net income ....................................................................        $ 2,572         $ 5,009         $ 1,011
                                                                                            =======         =======         =======

                                                                                                   Years Ended December 31,
                                                                                                   ------------------------
                                                                                              2007          2006            2005
                                                                                              ----          ----            ----
                                                                                                  (Dollars in thousands)
Condensed Statements of Cash Flows
     Operating activities
        Net income .................................................................        $ 2,572         $ 5,009         $ 1,011
           Adjustments to reconcile net income to net
               cash provided by operating activities
                  Equity in undistributed (earnings) loss
                    of subsidiaries ................................................           (187)         (2,930)          2,399
                  Depreciation and amortization ....................................             49              48             354
                  (Increase) decrease in other assets ..............................           (729)          2,071          (2,071)
                  (Decrease) increase in other liabilities .........................           (774)            262               9
                                                                                            -------         -------         -------
                    Net cash provided by
                       operating activities ........................................            931           4,460           1,702
                                                                                            -------         -------         -------
     Investing activities
        Net decrease (increase) in loans to nonbanking subsidiaries ................              -           3,813           1,070
        Investments in banking subsidiaries ........................................              -            (719)         (3,000)
        Investment in nonbanking subsidiary ........................................              -               -            (218)
        Purchases of premises and equipment ........................................            (36)           (826)         (2,580)
                                                                                            -------         -------         -------
                    Net cash provided (used) by investing activities ...............            (36)          2,268          (4,728)
                                                                                            -------         -------         -------
     Financing activities
        (Decrease) increase in short-term borrowings, net ..........................              -          (2,000)          2,000
        Sale of common stock .......................................................             93              16              14
        Exercise of stock options ..................................................            428             385             146
        Common stock repurchases and cancelled .....................................           (657)              -               -
        Cash dividends paid ........................................................         (2,142)         (1,952)         (1,761)
                                                                                            -------         -------         -------
                    Net cash provided (used) by financing activities ...............         (2,278)         (3,551)            399
                                                                                            -------         -------         -------
     (Decrease) increase in cash and cash equivalents ..............................         (1,383)          3,177          (2,627)
     Cash and cash equivalents, beginning ..........................................          4,541           1,364           3,991
                                                                                            -------         -------         -------
     Cash and cash equivalents, ending .............................................        $ 3,158         $ 4,541         $ 1,364
                                                                                            =======         =======         =======

NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                              Years Ended December 31,
                                                                              ------------------------
                                                                 2007                                         2006
                                                                 ----                                         ----
                                              Fourth     Third        Second      First      Fourth   Third       Second      First
                                              Quarter    Quarter      Quarter    Quarter     Quarter  Quarter     Quarter    Quarter
                                              -------    -------      -------    -------     -------  -------     -------    -------
                                                                     (Dollars in thousands, except per share)
Interest and dividend income ..............   $ 10,059    $ 10,124   $  9,751   $  9,433   $  9,722   $  9,616   $  9,103   $  8,613
Interest expense ..........................      4,519       4,672      4,434      4,191      4,307      4,072      3,736      3,386
                                              --------    --------   --------   --------   --------   --------   --------   --------

Net interest income .......................      5,540       5,452      5,317      5,242      5,415      5,544      5,367      5,227
Provision for loan losses .................      2,230         375        175        375        995        665        675        615
                                              --------    --------   --------   --------   --------   --------   --------   --------

Net interest income after provision .......      3,310       5,077      5,142      4,867      4,420      4,879      4,692      4,612
Noninterest income ........................        463       1,739      2,055      1,823      2,354      1,958      2,060      1,933
Gains (losses) on sales of securities .....          -           -        712          2          -          -          -          1
Noninterest expenses ......................      4,973       5,411      5,601      5,114      5,062      4,906      4,632      4,627
                                              --------    --------   --------   --------   --------   --------   --------   --------

Income (loss) before income taxes .........     (1,200)      1,405      2,308      1,578      1,712      1,931      2,120      1,919
Provision for income taxes ................       (425)        533        838        573        478        730        747        718
                                              --------    --------   --------   --------   --------   --------   --------   --------

Net income (loss) .........................   $   (775)   $    872   $  1,470   $  1,005   $  1,234   $  1,201   $  1,373   $  1,201
                                              ========    ========   ========   ========   ========   ========   ========   ========

Earnings (loss) per share
Basic .....................................   $  (0.17)   $   0.20   $   0.33   $   0.23   $   0.28   $   0.27   $   0.31   $   0.27
Diluted ...................................      (0.17)       0.19       0.32       0.22       0.27       0.27       0.30       0.27

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         There were no disagreements with or changes in accountants.


Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

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

Management's Annual Report on Internal Control Over Financial Reporting

         Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). The Corporation's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Corporation's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Corporation's assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Corporation are made only in accordance with the authorizations of the Corporation's management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation's assets that could have a material impact on the financial statements.

         Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Corporation conducted an evaluation of the effectiveness of internal control over financial reporting as of December 31, 2007, based on the framework in "Internal Control - Integrated Framework" promulgated by the Committee of Sponsoring Organizations of the Treadway Commission and the interpretive guidance issued by the Securities and Exchange Commission in Release No. 34-55929. Based on this evaluation, management concluded that the Corporation's internal control over financial reporting was effective as of December 31, 2007.

         This annual report does not include an attestation report of the Corporation's independent registered public accounting firm regarding internal control over financial reporting because management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

         In  connection  with  management's  evaluation  required  by  17  C.F.R
240.13a-15(d) or 240.15d-15(d) of the Corporation's internal control over financial reporting, management has determined that there has been no change in the Corporation's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.



Item 9B. Other Information

         No information required to be disclosed in a report on Form 8-K during the fourth quarter of 2007 was not so disclosed.


                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance

         The information set forth under the captions "Management - Directors," "Management - Executive Officers," "Committees of the Board of Directors - Audit Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement to be used in conjunction with the 2008 Annual Meeting of Shareholders (the "Proxy Statement"), which will be filed within 120 days of the Corporation's fiscal year end, is incorporated herein by reference.

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


Code of Ethics


         The Corporation has adopted a code of ethics (as defined by 17 C.F.R. 229.406) that applies to its principal executive officer and principal financial officer. The code of ethics is posted on the Corporation's website at www.communitybanksharesinc.com.

Item 11. Executive Compensation

         The information set forth under the caption "Management Compensation" in the 2008 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

         Equity Compensation Plan Information. The following table sets forth aggregated information as of December 31, 2007 about all of the Corporation's compensation plans (including individual compensation arrangements) under which
equity   securities  of  the  Corporation  are  authorized  for  issuance.

                                                                                                             Number of securities
                                                                                                            remaining available for
                                                                                       Weighted average     future issuance under
                                                               Number of securities to exercise price of    equity compensation
                                                               be issued upon exercise    outstanding         plans (excluding
                                                               of outstanding options,  options, warrants   securities reflected in
                                                                 warrants and rights        and rights            column (a))
Plan Category                                                             (a)                 (b)                    (c)
-------------                                                  -----------------------  -----------------   ------------------------

Equity compensation plans approved by security holders ........          402,661          $   14.80               308,500

Equity compensation plans not approved by security holders ....               NA                 NA                    NA
                                                                         -------          ---------               -------

Total .........................................................          402,661          $   14.80               308,500
                                                                         =======          =========               =======


         The Corporation's shareholder approved 1997 Stock Option Plan, which authorized issuance of up to 785,600 shares terminated on March 16, 2007. Options outstanding under the 1997 Plan may be exercised until termination dates of the individual awards, but no further grants of options, warrants or rights may be made under the 1997 Plan. The shareholder approved 2007 Equity Plan authorized issuance of up to 350,000 shares.

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

Item 15. Exhibits and Financial Statement Schedules

(a)  (1) All financial statements:

Consolidated Balance Sheets, December 31, 2007 and 2006
Consolidated Statements of Income, Years Ended December 31, 2007, 2006 and 2005 Consolidated Statements of Changes in Shareholders' Equity, Years Ended December
  31, 2007, 2006 and 2005
Consolidated  Statements of Cash Flows,  Years Ended December 31, 2007, 2006 and
  2005
Notes to Consolidated Financial Statements

(2) Financial statement schedules:

Quarterly Data for 2007 and 2006

(3)
Exhibit No.       Description
(from item 601
 of S-K)

   3.1 Articles of Incorporation, as amended (incorporated by reference to exhibits filed in the Registrant's Form 10-QSB for the quarter ended September 30, 1997).
   3.2 Bylaws, as amended (incorporated by reference to Registrant's Form 8-K, filed August 29, 2007).
   4 Stock certificate (incorporated by reference to exhibits filed in the Registrant's Registration Statement on Form S-2, filed September 11, 1995, Commission File No. 33-96746).
   10.1 1997 Stock Option Plan, as amended (incorporated by reference to exhibits to Registrant's Form S-8 (File No. 333-118119)).
   10.2 2007 Equity Plan (incorporated by reference to exhibits filed with Registrant's Form 10-Q for the quarter ended June 30, 2007.)
   10.3 Lease for site of Florence National Bank (incorporated by reference to Registrant's Form 10-K for the year ended December 31, 1999).

   10.4           Indenture,  dated as of March 1, 2004,  between Registrant and
                  Wells  Fargo  Bank,  National  Association   (incorporated  by
                  reference to exhibits  filed with  Registrant's  Form 10-Q for the quarter  ended March 31, 2004  ("First  Quarter  2004 Form
                  10-Q")).
   10.5           Amended and  Restated  Declaration  of Trust,  dated March 10,
                  2004, among the Trustees and Administrators  named therein and
                  SCB Capital  Trust I  (incorporated  by reference to the First
                  Quarter 2004 Form 10-Q).
   10.6           Guaranty  Agreement,  dated  as of  March  10,  2004,  between
                  Registrant   and  Wells  Fargo  Bank,   National   Association
                  (incorporated  by  reference  to the First  Quarter  2004 Form
                  10-Q).
   10.7           Form of  Employment  Agreement  between  the  Corporation  and
                  Samuel L. Erwin  (incorporated  by  reference to the 2004 Form
                  10-K).
   10.8           Form of Employment  Agreement between the Corporation and each of William W.  Traynham and Michael A Wolfe  (incorporated  by reference to the 2004 Form 10-K).
   21             Subsidiaries of the registrant
   23             Consent of J. W. Hunt and Company, LLP
   31.1           Rule 13a-14(a) / 15d-14(a)  Certifications  of Chief Executive
                  Officer
   31.2           Rule 13a-14(a) / 15d-14(a)  Certifications  of Chief Financial
                  Officer
   32             18 U.S.C. Section 1350 Certifications

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                           DATED: March 24, 2008

By: s/ Samuel L. Erwin
-----------------------
Samuel L. Erwin
Chief Executive Officer



By  s/ William W. Traynham
--------------------------
William W. Traynham
Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

s/E. J. Ayers, Jr.
-------------------------------------                 Date: March 24, 2008
E. J. Ayers, Jr., Director

s/Alvis J. Bynum
-------------------------------------                 Date: March 24, 2008
Alvis J. Bynum, Director

s/Martha Rose C. Carson
-------------------------------------                 Date: March 24, 2008
Martha Rose C. Carson, Director

s/Anna O. Dantzler
-------------------------------------                 Date: March 24, 2008
Anna O. Dantzler, Director

s/Thomas B. Edmunds
-------------------------------------                 Date: March 24, 2008
Thomas B. Edmunds, Director

s/Samuel L. Erwin
-------------------------------------                 Date: March 24, 2008
Samuel L. Erwin, Director

s/Charles E. Fienning
-------------------------------------                 Date: March 24, 2008
Charles E. Fienning, Director

s/J. M. Guthrie
-------------------------------------                 Date: March 24, 2008
J. M. Guthrie, Director


-------------------------------------                 Date:
Richard L. Havekost, Director

s/John V. Nicholson
-------------------------------------                 Date: March 24, 2008
John V. Nicholson, Director

s/Samuel F. Reid, Jr.
-------------------------------------                 Date: March 24, 2008
Samuel F. Reid, Jr., Director

s/Charles P. Thompson, Jr.
-------------------------------------                 Date: March 24, 2008
Charles P. Thompson, Jr., Director

s/Wm. Reynolds Williams
-------------------------------------                 Date: March 24, 2008
Wm. Reynolds Williams, Director

                                  EXHIBIT INDEX

Exhibit No.       Description
(from item 601
 of S-K)

   3.1            Articles  of  Incorporation,   as  amended   (incorporated  by
                  reference to exhibits  filed in the  Registrant's  Form 10-QSB for the quarter ended September 30, 1997).
   3.2            Bylaws, as amended  (incorporated by reference to Registrant's
                  Form 8-K, filed August 29, 2007).
   4              Stock certificate (incorporated by reference to exhibits filed in the Registrant's  Registration Statement on Form S-2, filed
                  September 11, 1995, Commission File No. 33-96746).
   10.1           1997 Stock Option Plan, as amended  (incorporated by reference to exhibits to Registrant's Form S-8 (File No. 333-118119)).
   10.2           2007 Equity Plan  (incorporated by reference to exhibits filed with  Registrant's  Form 10-Q for the  quarter  ended June 30,
                  2007.)
   10.3           Lease for site of  Florence  National  Bank  (incorporated  by reference  to  Registrant's  Form  10-K  for  the  year  ended
                  December 31, 1999).
   10.4           Indenture,  dated as of March 1, 2004,  between Registrant and
                  Wells  Fargo  Bank,  National  Association   (incorporated  by
                  reference to exhibits  filed with  Registrant's  Form 10-Q for the quarter  ended March 31, 2004  ("First  Quarter  2004 Form
                  10-Q")).
   10.5           Amended and  Restated  Declaration  of Trust,  dated March 10,
                  2004, among the Trustees and Administrators  named therein and
                  SCB Capital  Trust I  (incorporated  by reference to the First
                  Quarter 2004 Form 10-Q).
   10.6           Guaranty  Agreement,  dated  as of  March  10,  2004,  between
                  Registrant   and  Wells  Fargo  Bank,   National   Association
                  (incorporated  by  reference  to the First  Quarter  2004 Form
                  10-Q).
   10.7           Form of  Employment  Agreement  between  the  Corporation  and
                  Samuel L. Erwin  (incorporated  by  reference to the 2004 Form
                  10-K).
   10.8           Form of Employment  Agreement between the Corporation and each of William W.  Traynham and Michael A Wolfe  (incorporated  by reference to the 2004 Form 10-K).
   21             Subsidiaries of the registrant
   23             Consent of J. W. Hunt and Company, LLP
   31.1           Rule 13a-14(a) / 15d-14(a)  Certifications  of Chief Executive
                  Officer
   31.2           Rule 13a-14(a) / 15d-14(a)  Certifications  of Chief Financial
                  Officer
   32             18 U.S.C. Section 1350 Certifications