Form 10-Q
period 2008-03-31
COMMUNITY BANKSHARES INC /SC/
filed 2008-05-13
CIK 894508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2008      Commission File No. 000-22054


                           COMMUNITY BANKSHARES, INC.
            --------------------------------------------------------------------
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

         Yes [X]  No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

         Large accelerated filer   [ ]        Accelerated filer          [ ]

         Non-accelerated filer     [ ]        Smaller reporting company  [X]
         (Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value,4,455,056 shares outstanding on May 2, 2008.

                           COMMUNITY BANKSHARES, INC.

                                    FORM 10-Q

                                      Index

                                                                                                                     Page
PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets                                                                           3
                  Consolidated Statements of Income                                                                     4
                  Consolidated Statements of Changes in Shareholders' Equity                                            5
                  Consolidated Statements of Cash Flows                                                                 6
                  Notes to Unaudited Consolidated Financial Statements
                                                                                                                        7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of
                    Operations                                                                                         13

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                           23

Item 4T.          Controls and Procedures                                                                              24

PART II -         OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds
                                                                                                                       24

Item 6.           Exhibits
                                                                                                                       25

SIGNATURES                                                                                                             26

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheets

                                                                                                      (Unaudited)
                                                                                                       March 31,        December 31,
                                                                                                          2008               2007
                                                                                                          -----              ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks .................................................................         $  18,887          $  18,701
     Federal funds sold ......................................................................            23,405              6,985
                                                                                                       ---------          ---------
            Total cash and cash equivalents ..................................................            42,292             25,686
     Interest-bearing deposits with other banks ..............................................               641                911
     Securities available-for-sale ...........................................................            59,333             57,868
     Securities held-to-maturity (estimated fair value $1,650 for 2008
          and $1,650 for 2007) ...............................................................             1,650              1,650
     Other investments .......................................................................             3,768              3,209
     Loans held for sale .....................................................................             4,655              3,509
     Loans receivable ........................................................................           452,467            464,039
         Less, allowance for loan losses .....................................................            (5,735)            (5,343)
                                                                                                       ---------          ---------
            Net loans ........................................................................           446,732            458,696
     Premises and equipment - net ............................................................            10,708             10,820
     Accrued interest receivable .............................................................             3,323              3,547
     Net deferred income tax assets ..........................................................             1,290              1,357
     Goodwill ................................................................................             4,321              4,321
     Core deposit intangible assets ..........................................................             2,284              2,345
     Prepaid expenses and other assets .......................................................             3,616              2,648
                                                                                                       ---------          ---------

            Total assets .....................................................................         $ 584,613          $ 576,567
                                                                                                       =========          =========

Liabilities
     Deposits
         Noninterest bearing .................................................................         $  58,591          $  57,738
         Interest-bearing ....................................................................           417,474            423,969
                                                                                                       ---------          ---------
            Total deposits ...................................................................           476,065            481,707
     Short-term borrowings ...................................................................             9,124              9,893
     Long-term debt ..........................................................................            42,177             29,679
     Accrued interest payable ................................................................             1,430              1,501
     Accrued expenses and other liabilities ..................................................             1,505                142
                                                                                                       ---------          ---------
            Total liabilities ................................................................           530,301            522,922
                                                                                                       ---------          ---------

Shareholders' equity
     Common stock - no par value; 12,000,000 shares authorized; issued and
         outstanding - 4,457,556 for 2008 and 4,446,456 for 2007 .............................            30,476             30,505
     Retained earnings .......................................................................            23,379             22,812
     Accumulated other comprehensive income ..................................................               457                328
                                                                                                       ---------          ---------
            Total shareholders' equity .......................................................            54,312             53,645
                                                                                                       ---------          ---------

            Total liabilities and shareholders' equity .......................................         $ 584,613          $ 576,567
                                                                                                       =========          =========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Income

                                                                                                                 (Unaudited)
                                                                                                             Three Months Ended
                                                                                                                  March 31,
                                                                                                            2008               2007
                                                                                                            -----              ----
                                                                                                           (Dollars in thousands,
                                                                                                              except per share)
Interest and dividend income
     Loans, including fees ...........................................................                 $8,441                 $8,157
     Interest-bearing deposits with other banks ......................................                     11                     33
     Debt securities .................................................................                    746                  1,016
     Dividends .......................................................................                     59                     47
     Federal funds sold ..............................................................                    181                    180
                                                                                                       ------                 ------
         Total interest and dividend income ..........................................                  9,438                  9,433
                                                                                                       ------                 ------

Interest expense
     Deposits
     Time deposits $100M and over ....................................................                  1,243                    993
     Other deposits ..................................................................                  2,233                  2,645
                                                                                                       ------                 ------
         Total interest expense on deposits ..........................................                  3,476                  3,638
     Short-term borrowings ...........................................................                     59                    116
     Long-term debt ..................................................................                    491                    437
                                                                                                       ------                 ------
         Total interest expense ......................................................                  4,026                  4,191
                                                                                                       ------                 ------

Net interest income ..................................................................                  5,412                  5,242
Provision for loan losses ............................................................                    470                    375
                                                                                                       ------                 ------
Net interest income after provision ..................................................                  4,942                  4,867
                                                                                                       ------                 ------

Noninterest income
     Service charges on deposit accounts .............................................                    927                    891
     Mortgage brokerage income .......................................................                    522                    655
     Net securities gains ............................................................                     34                      2
     Other ...........................................................................                    284                    277
                                                                                                       ------                 ------
         Total noninterest income ....................................................                  1,767                  1,825
                                                                                                       ------                 ------

Noninterest expenses
     Salaries and employee benefits ..................................................                  2,847                  2,934
     Premises and equipment ..........................................................                    623                    562
     Advertising .....................................................................                    161                    143
     Supplies ........................................................................                     97                    125
     Other ...........................................................................                  1,258                  1,350
                                                                                                       ------                 ------
         Total noninterest expenses ..................................................                  4,986                  5,114
                                                                                                       ------                 ------

Income before income taxes ...........................................................                  1,723                  1,578
Income tax expense ...................................................................                    622                    573
                                                                                                       ------                 ------
Net income ...........................................................................                 $1,101                 $1,005
                                                                                                       ======                 ======

Per share
     Net income ......................................................................                 $ 0.25                 $ 0.23
     Net income - diluted ............................................................                   0.25                   0.22
     Cash dividends declared .........................................................                   0.12                   0.12

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Changes in Shareholders' Equity

                                                                     (Unaudited)

                                                                     Common Stock
                                                                     ------------                          Accumulated
                                                              Number of                     Retained   Other Comprehensive
                                                               Shares         Amount        Earnings       Income (Loss)     Total
                                                               ------         ------        --------       -------------     -----
                                                                              (Dollars in thousands, except per share)

Balance, January 1, 2007 ................................     4,441,220     $   30,603     $   22,382     $     (361)    $   52,624
                                                                                                                         ----------
Comprehensive income
    Net income ..........................................             -              -          1,005              -          1,005
                                                                                                                         ----------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income
      taxes of $48 ......................................             -              -              -             99             99
    Reclassification adjustment for losses (gains)
      realized in income, net of
      income taxes of $1 ................................             -              -              -             (1)            (1)
                                                                                                                         ----------
        Total other comprehensive income (loss) .........             -              -              -              -             98
                                                                                                                         ----------
          Total comprehensive income ....................             -              -              -              -          1,103
                                                                                                                         ----------
Share-based compensation ................................             -             27              -              -             27
Proceeds of sale of common stock ........................           500              8              -              -              8
Exercise of employee stock options ......................        26,782            232              -              -            232
Cash dividends declared, $.12 per share .................             -              -           (536)             -           (536)
                                                             ----------     ----------     ----------     ----------     ----------
Balance, March 31, 2007 .................................     4,468,502     $   30,870     $   22,851     $     (263)    $   53,458
                                                             ==========     ==========     ==========     ==========     ==========


Balance, January 1, 2008 ................................     4,446,456     $   30,505     $   22,812     $      328     $   53,645
                                                                                                                         ----------
Comprehensive income
    Net income ..........................................             -              -          1,101              -          1,101
                                                                                                                         ----------
    Unrealized holding gains and losses
      on available-for-sale securities arising
      during the period, net of income
      taxes of $79 ......................................             -              -              -            151            151
    Reclassification adjustment for losses (gains)
      realized in income, net of
      income taxes of $12 ...............................             -              -              -            (22)           (22)
                                                                                                                         ----------
        Total other comprehensive income (loss) .........             -              -              -              -            129
                                                                                                                         ----------
          Total comprehensive income ....................             -              -              -              -          1,230
                                                                                                                         ----------
Share-based compensation ................................             -              7              -              -              7
Proceeds of sale of common stock ........................        10,600            119              -              -            119
Exercise of employee stock options ......................         1,000             11              -              -             11
Common stock repurchased and cancelled ..................       (13,700)          (166)             -              -           (166)
Restricted stock grants to employees ....................        13,200              -              -              -              -
Cash dividends declared, $.12 per share .................             -              -           (534)             -           (534)
                                                             ----------     ----------     ----------     ----------     ----------
Balance, March 31, 2008 .................................     4,457,556     $   30,476     $   23,379     $      457     $   54,312
                                                             ==========     ==========     ==========     ==========     ==========






See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Cash Flows

                                                                                                                (Unaudited)
                                                                                                            Three Months Ended
                                                                                                                 March 31,
                                                                                                          2008                2007
                                                                                                          -----               ----
                                                                                                          (Dollars in thousands)
Operating activities
     Net income ..............................................................................          $  1,101           $  1,005
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Depreciation and amortization ....................................................               300                289
            Net accretion of securities ......................................................               (51)                (8)
            Provision for loan losses ........................................................               470                375
            Net securities gains .............................................................               (34)                (2)
            Proceeds of sales of loans held for sale .........................................            26,473             36,283
            Originations of loans held for sale ..............................................           (27,097)           (35,415)
            Gains on sales of loans held for sale ............................................              (522)              (656)
            Losses on sales of foreclosed assets .............................................                 -                  5
            Decrease (increase) in accrued interest receivable ...............................               224                 (1)
            (Increase) decrease in prepaid expenses and other assets .........................              (975)               828
            Decrease in accrued interest payable .............................................               (71)                (5)
            Increase (decrease) in accrued expenses and other liabilities ....................             1,281               (709)
            Provision for off balance sheet credit exposure ..................................               115                 72
            Share-based compensation .........................................................                 7                 27
                                                                                                        --------           --------
                Net cash provided by operating activities ....................................             1,221              2,088
                                                                                                        --------           --------

Investing activities
     Net decrease in interest-bearing deposits with other banks ..............................               270                231
     Purchases of available-for-sale securities ..............................................           (27,043)            (1,966)
     Maturities, calls and paydowns of available-for-sale securities .........................            25,859              5,635
     Proceeds of sales of other investments ..................................................               116                238
     Purchases of other investments ..........................................................              (675)              (337)
     Net decrease (increase) in loans made to customers ......................................            11,444            (15,016)
     Purchases of premises and equipment .....................................................              (127)              (276)
     Proceeds from sales of foreclosed assets ................................................                24                379
                                                                                                        --------           --------
                Net cash provided (used) by investing activities .............................             9,868            (11,112)
                                                                                                        --------           --------

Financing activities
     Net decrease in deposits ................................................................            (5,642)           (13,851)
     Net decrease in short-term borrowings ...................................................              (769)              (823)
     Proceeds from issuing long-term debt ....................................................            15,000              7,500
     Repayment of long-term debt .............................................................            (2,502)            (4,003)
     Proceeds from sale of stock .............................................................               119                  8
     Exercise of employee stock options ......................................................                11                232
     Common stock repurchased and cancelled ..................................................              (166)                 -
     Cash dividends paid .....................................................................              (534)              (536)
                                                                                                        --------           --------
                Net cash provided (used) by financing activities .............................             5,517            (11,473)
                                                                                                        --------           --------
Increase (decrease) in cash and cash equivalents .............................................            16,606            (20,497)
Cash and cash equivalents, beginning of period ...............................................            25,686             46,724
                                                                                                        --------           --------
Cash and cash equivalents, end of period .....................................................          $ 42,292           $ 26,227
                                                                                                        ========           ========




See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Cash Flows (continued)

                                                                                                               (Unaudited)
                                                                                                            Three Months Ended
                                                                                                                March 31,
                                                                                                         2008                 2007
                                                                                                         ----                 ----
                                                                                                         (Dollars in thousands)
Supplemental disclosures of cash flow information
     Cash payments for interest ..........................................................               $4,097               $4,196
                                                                                                         ======               ======
     Cash payments for income taxes ......................................................               $    1               $   48
                                                                                                         ======               ======

Supplemental disclosures of non-cash investing activities
     Transfers of loans receivable to foreclosed assets ..................................               $   50               $  276
                                                                                                         ======               ======

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Accounting Principles - A summary of significant accounting policies and the audited financial statements for 2007 are included in Community Bankshares, Inc.'s (the "Company" or "CBI") Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission.

Management Opinion - The interim financial statements in this report are unaudited. In the opinion of management, all the adjustments necessary to present a fair statement of the results for the interim period have been made. Such adjustments are of a normal and recurring nature. The results of operations for any interim period are not necessarily indicative of the results to be expected for an entire year. These interim financial statements should be read in conjunction with the annual financial statements and notes thereto contained in the 2007 Annual Report on Form 10-K.

Nonperforming Loans - As of March 31, 2008, there were $6,929,000 in nonaccrual loans and $192,000 in loans 90 or more days past due and still accruing interest.

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

                                                                                                             (Unaudited)
                                                                                                          Three Months Ended
                                                                                                               March 31,
                                                                                                       2008                 2007
                                                                                                       ----                 ----
                                                                                                         (Dollars in thousands,
                                                                                                      except per share amounts)

Net income per share, basic
  Numerator - net income ...........................................................              $    1,101              $    1,005
                                                                                                  ==========              ==========
  Denominator
    Weighted average common shares issued and outstanding ..........................               4,449,501               4,448,546
                                                                                                  ==========              ==========

               Net income per share, basic .........................................              $      .25              $      .23
                                                                                                  ==========              ==========

Net income per share, assuming dilution
  Numerator - net income ...........................................................              $    1,101              $    1,005
                                                                                                  ==========              ==========
  Denominator
    Weighted average common shares issued and outstanding ..........................               4,449,501               4,448,546
    Effect of dilutive stock options ...............................................                   9,748                  62,091
                                                                                                  ----------              ----------
               Total shares ........................................................               4,459,249               4,510,637
                                                                                                  ==========              ==========
               Net income per share, assuming dilution .............................              $      .25              $      .22
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

At March 31, 2008, the Company awarded 13,200 shares of restricted stock and 45,650 stock appreciation rights to certain employees under the 2007 Equity Plan. The restricted shares will vest in five years. The SARs will vest 20% per year over the next five years. Compensation expense for the awards will be recognized beginning in April 2008.


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


Fair Value Measurements

The Company implemented Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," ("SFAS No. 157") as required on January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date, and establishes a framework for measuring fair value. It also establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, eliminates the consideration of large position discounts for financial instruments quoted in active markets, requires consideration of the Company's creditworthiness when valuing its liabilities, and expands disclosures about instruments measured at fair value. The following is a summary of the measurement attributes applicable to financial assets and liabilities that are measured at fair value on a recurring basis:

                                                             Fair Value Measurement at Reporting Date Using
                                                             ----------------------------------------------
                                                             Quoted Prices
                                                               in Active          Significant
                                                              Markets for            Other           Significant
                                                               Identical          Observable        Unobservable
                                                                Assets              Inputs             Inputs
Description                               March 31, 2008       (Level 1)           (Level 2)          (Level 3)
-----------                               --------------       ---------           ---------          ---------
                                                                              (Dollars in thousands)
Assets
   Securities available-for-sale .......                       $      -            $ 59,333            $      -
   Deriviatives ........................                              -                  20                   -
Liabilities
   Derivatives .........................                              -                  20                   -

Pricing for the Company's securities available-for-sale is obtained from an independent third-party that uses a process that may incorporate current market prices, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, other reference data and industry and economic events that a market participant would be expected to use in valuing the securities. Not all of the inputs listed apply to each individual security at each measurement date. The independent third party assigns specific securities into an "asset class" for the purpose of assigning the applicable level of the fair value hierarchy used to value the securities. The techniques used after adoption of SFAS No. 157 are consistent with the methods used previously.

No cumulative effect adjustments were required upon initial application of SFAS No. 157. Available-for-sale securities continue to be measured at fair value with unrealized gains or losses recorded in other comprehensive income.

The following is a summary of the measurement attributes applicable to assets and liabilities that are measured at fair value on a non-recurring basis:

                                                             Fair Value Measurement at Reporting Date Using
                                                             ----------------------------------------------
                                                             Quoted Prices
                                                               in Active          Significant
                                                              Markets for            Other           Significant
                                                               Identical          Observable        Unobservable
                                                                Assets              Inputs             Inputs
Description                               March 31, 2008       (Level 1)           (Level 2)          (Level 3)
-----------                               --------------       ---------           ---------          ---------
                                                                              (Dollars in thousands)
Collateral dependent impaired loans ....                       $      -              $    -            $  4,982
Foreclosed Assets ......................                              -                 879                   -
Goodwill ...............................                              -                   -               4,321
Core deposit intangibles ...............                              -                   -               2,284

Collateral dependent impaired loans consist of nonaccrual loans for which the underlying collateral provides the sole repayment source. The Company measures the amount of the impairment for such loans by determining the difference between the fair value of the underlying collateral and the recorded amount of the loan. The fair value of the underlying collateral generally is based on appraisals performed in accordance with applicable appraisal standards by independent appraisers engated by the Company. In many cases, management updates values reflected in older appraisals obtained at the time of loan origination and already in the Company's possession using its own knowledge, judgments and assumptions about current market and other conditions in lieu of obtaining a new independent appraisal. If the fair value of the collateral is less than the recorded amount of the loan, a valuation allowance is established for the difference; otherwise, no valuation allowance is established. The valuation allowance for impaired loans is a component of the allowance for loan losses. Periodically, management reevaluates the fair value of the collateral and makes adjustments to the valuation allowance as appropriate. However, if the fair value of the collateral subsequently recovers in value such that it exceeds the recorded loan amount, no adjustment is made in the loan's value for the excess. The amount of the valuation allowance for the Company's collateral dependent impaired loans was $1,947,000 as of March 31, 2008.

Foreclosed assets consist of assets acquired through, or in lieu of, loan foreclosure, are held for sale and initially were recorded at fair value, less estimated costs to sell at the date of acquisition, thus establishing a new cost basis. Loan losses arising from the acquisitions of such property are charged against the allowance for loan losses at the date the property is acquired. Subsequent to acquisition, valuations are performed periodically and the assets are carried at the lower of the new cost basis or fair value. Revenues and expenses from operations and changes in any subsequent valuation allowance are included in net foreclosed assets costs and expenses.

Goodwill was initially recorded as the difference between the purchase price and the fair values of tangible assets, separately identifiable intangible assets, and liabilities acquired in prior business combination transactions. Goodwill is tested for impairment no less than annually. The Company previously has not recognized any impairment of goodwill.

Core deposit intangibles represent the excess of the purchase price of core deposits over their fair values at the date of their acquisition in a purchase transaction. The core deposit intangible is amortized as a component of other expense over the estimated lives of the deposits acquired. During the first quarter of 2008, $61,000 of such amortization was included in net income.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities," ("SFAS No. 159" or the "Statement") which was effective for the Company as of January 1, 2008. Under the provisions of SFAS No. 159, entities may choose, but are not required, to measure many financial instruments and certain other items at their fair values, with changes in the fair values of those instruments reported in earnings. The Company has not elected to measure at fair value any financial instruments under the provisions of SFAS No. 159. The adoption of the Statement had no effect on the Company's financial statements.


New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 is effective for years beginning after December 31, 2008 and is to be applied prospectively with retrospective presentation and disclosure requirements for comparative financial statements. Early adoption is prohibited. SFAS No. 160 seeks to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements by separately identifying and reporting several financial statement components into amounts that are attributable to the reporting entity or that are attributable to noncontrolling interests. SFAS No. 160 also specifies the conditions under which an entity is required to deconsolidate its interest in a subsidiary. The Company currently has no consolidated subsidiaries that are not wholly owned nor are any transactions contemplated that would result in such a condition. Therefore, it is expected that the adoption of SFAS No. 160 in January 2009 will have no effect on the Company's consolidated financial statements.


          CAUTIONARY NOTICE WITH RESPECT TO FORWARD-LOOKING STATEMENTS

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

         All statements that are not historical facts are statements that could be "forward-looking statements." You can identify these forward-looking statements through the use of words such as "may," "will," "should," "could," "would," "expect," "anticipate," "assume," indicate," "contemplate," "seek," "plan," "predict," "target," "potential," "believe," "intend," "estimate," "project," "continue," or other similar words. Forward-looking statements include, but are not limited to, statements regarding the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

         CBI has adopted various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of CBI's financial statements. The significant accounting policies of CBI are described in detail in the notes to CBI's audited consolidated financial statements included in CBI's 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

         CBI is a holding company for a community bank and a mortgage company and, as a financial institution, believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the sections "Allowance for Loan Losses" and "Provision for Loan Losses" in the Annual Report on Form 10-K for 2007 for a detailed description of CBI's estimation process and methodology related to the allowance for loan losses.

RESULTS OF OPERATIONS

Changes in Financial Condition

         During the three months ended March 31, 2008, deposits decreased by $5,642,000, or 1.2%, primarily due to a net seasonal outflow of deposits related to local government tax receipts. Long-term debt increased by $12,498,000, or 42.1%. Federal funds sold increased by $16,420,000, or 235.1%, and loans decreased by $11,572,000, or 2.5%. during the period. Real estate construction loans decreased by $4,660,000 or 9.34%, and commercial, financial and agricultural loans decreased by $3,382,000, or 4.75% during the first quarter of 2008.

         The seasonal outflows of local governmental deposits is a well-understood, recurring event as local governments accumulate annual tax receipts near year end and then begin withdrawing the funds for use or allocation. Early in the quarter, $15 million in long-term financing was obtained from the Federal Home Loan Bank of Atlanta to provide management with the flexibility to reduce some higher cost time deposits and provide liquidity for anticipated demand for new loans. However, demand over the first quarter for loans declined related to the overall slowdown in business activity. Temporarily the surplus liquidity was maintained in federal funds, but early in the second quarter management decided to purchase a combination of U.S. Agency and Government Sponsored Enterprise mortgage backed pass-through bonds in order to lock a positive spread on the new debt.


Earnings Performance

         For the quarter ended March 31, 2008, CBI earned consolidated net income of $1,101,000, compared with $1,005,000 for the comparable period of 2007, an increase of $96,000 or 9.6%. Basic earnings per share were $.25 for the 2008 period, compared with $.23 for the 2007 quarter. Diluted earnings per share were $.25 for the 2008 period and $.22 for the 2007 period.

         Net interest income for the first quarter of 2008 was $170,000 more than the amount reported for the first quarter of 2007. The positive effects of higher average amounts of loans and higher rates earned on securities in 2008 were substantially offset by lower yields on loans. However, primarily by reducing the rates paid for savings and interest bearing transaction deposits aggressively, interest expense for the first quarter of 2008 was $165,000 lower than for the 2007 period. The Federal Reserve's Open Market Committee (the "Committee") lowered interest rates 100 basis points during the last four months of 2007 and 200 basis points through the first quarter of 2008. The Company's funding sources primarily are short-term deposits, and rates associated with those sources, as well as any short-term borrowings and long-term debt incurred during the 2008 period, have also been affected by those actions. The net interest margin for the first quarter of 2008 at 3.97% was 4 basis points lower than for the prior year period.

         The results for the 2008 period were affected unfavorably by the regular evaluation of the Company's allowance for loan losses, which resulted in an increase of $95,000 in the provision for loan losses compared with the same period of 2007.

         Noninterest income for the 2008 first quarter was $58,000 less than for the same period of 2007, primarily due to a decrease of $133,000 in mortgage brokerage income. However, noninterest expense reductions in the mortgage division substantially offset the reduction in fee income. Service charges assessed on deposit accounts and for other services increased by $36,000 in the 2008 period over the prior year amount.

         Noninterest expense for the first quarter of 2008 was $128,000 less than for the same period of 2007, primarily due to a decrease of $87,000 in salaries and employee benefits that resulted largely from the elimination of the mortgage division's wholesale operations in the first quarter of 2008.

                                                                                   Summary Income Statement
                                                                                   ------------------------
                                                                                    (Dollars in thousands)
For the Three Months Ended March 31,                             2008              2007          Dollar Change    Percentage Change
                                                                 ----              ----          -------------    -----------------
Interest income ............................................    $9,438            $9,433            $    5              0.1%
Interest expense ...........................................     4,026             4,191              (165)            -3.9%
                                                                ------            ------            ------
Net interest income ........................................     5,412             5,242               170              3.2%
Provision for loan losses ..................................       470               375                95             25.3%
Noninterest income .........................................     1,767             1,825               (58)            -3.2%
Noninterest expenses .......................................     4,986             5,114              (128)            -2.5%
Income tax expense .........................................       622               573                49              8.6%
                                                                ------            ------            ------
Net income .................................................    $1,101            $1,005            $   96              9.6%
                                                                ======            ======            ======

Net Interest Income

         Net interest income is the amount of interest income earned on interest earning assets (loans, securities, interest bearing deposits in other banks, and federal funds sold), less the interest expense incurred on interest bearing liabilities (interest bearing deposits, short-term borrowings, and long-term debt), and is the principal source of the Company's earnings. Net interest income is affected by the level of interest rates, volume and mix of interest earning assets and interest bearing liabilities and the relative funding of those assets.

         Interest income for the first quarter of 2008 was substantially unchanged from the first quarter of 2007. However, the individual components of interest income changed significantly, reflecting management's decisions about the Company's investments in the various categories of earning assets. Interest income from loans increased to $8,441,000 in the 2008 period from $8,157,000 in the 2007 period due to a higher average volume of loans outstanding in the 2008 period. The amount of interest earned on investment securities in the first quarter of 2008 decreased by $258,000, or 24.3%, from the amount earned in the 2007 period due to lower average volumes in the current year. Although the average amount of federal funds sold in the 2008 quarter increased by 58.8% over the prior year period, the interest income from those assets was just $1,000, or ..6%, more than in the prior year period due to a reduction of 192 basis points in the yield associated with those assets.

         Interest expense for deposits decreased to $3,476,000 from $3,638,000 for the 2007 period. The decrease primarily was caused by lower average amounts of savings deposits and lower rates paid for interest bearing transaction accounts and savings deposits. Higher average amounts of time deposits in the 2008 period resulted in an increase of $226,000 in interest expense for those deposits. The rate paid for those deposits was substantially unchanged from the prior year rate.

         The average rate paid for all interest bearing deposits was 3.28% during the 2008 period, compared with 3.56% during the 2007 period. The Company has lowered the rates offered for its various deposit products in conjunction with the overall decline in market interest rates paid for deposits.

         In the first quarter of 2008, interest expense for long-term debt, which includes junior subordinated debentures and advances obtained from the Federal Home Loan Bank of Atlanta, totaled $491,000, an increase of $54,000, or 12.4%, from the amount for the same period of 2007. Average amounts of long-term debt outstanding increased by $11,069,000, or 42.1%, and the average rate paid for those funds decreased by 145 basis points. During the 2008 period,

$15,000,000 of long-term fixed-rate debt was acquired at a weighted average interest rate of 2.35%. The debt had a weighted average life of 7.5 years at the time it was acquired.

         Interest expense for short-term borrowings in the first quarter of 2008 was $59,000, a decrease of $57,000, or 49.1%, from the amount for the same period of 2007, as a result of a slight decrease in the average amount of those borrowings and a 193 basis point reduction in the rate paid.

                                                                            Average Balances, Yields and Rates
                                                                               Three Months Ended March 31,
                                                                               ----------------------------

                                                                     2008                                      2007
                                                     --------------------------------------   --------------------------------------
                                                                   Interest                                   Interest
                                                      Average       Income /       Yields /     Average        Income /    Yields /
                                                     Balances       Expense       Rates (1)    Balances        Expense     Rates (1)
                                                     --------       -------       ---------    --------        -------     ---------
                                                                                (Dollars in thousands)
Assets
Interest bearing deposits with other banks .......     $   1,358    $    11        3.26%        $  2,547       $    33       5.25%
Investment securities - taxable ..................        56,342        766        5.47%          84,722         1,020       4.88%
Investment securities - tax exempt (2) ...........         4,261         39        3.68%           4,750            43       3.67%
Federal funds sold ...............................        22,474        181        3.24%          14,155           180       5.16%
Loans, including loans held for sale (2)(3) ......       464,498      8,441        7.31%         423,632         8,157       7.81%
                                                       ---------    -------                     --------       -------
          Total interest earning assets ..........       548,933      9,438        6.92%         529,806         9,433       7.22%
Cash and due from banks ..........................        20,432                                  17,330
Allowance for loan losses ........................        (5,625)                                 (4,864)
Premises and equipment ...........................        10,771                                  10,313
Intangible assets ................................         6,634                                   6,880
Other assets .....................................         7,189                                   7,497
                                                       ---------                               ---------
          Total assets ...........................     $ 588,334                               $ 566,962
                                                       =========                               =========

Liabilities and shareholders' equity
Interest bearing deposits
      Interest bearing transaction accounts ......     $  79,736    $   168        0.85%       $  77,051       $   259       1.36%
      Savings ....................................        86,297        375        1.75%          96,148           672       2.83%
      Time deposits ..............................       259,749      2,933        4.54%         241,571         2,707       4.54%
                                                       ---------    -------                    ---------       -------
          Total interest bearing deposits ........       425,782      3,476        3.28%         414,770         3,638       3.56%
Short-term borrowings ............................        11,590         59        2.05%          11,826           116       3.98%
Long-term debt ...................................        37,345        491        5.29%          26,276           437       6.74%
                                                       ---------    -------                    ---------       -------
          Total interest bearing liabilities .....       474,717      4,026        3.41%         452,872         4,191       3.75%
Noninterest bearing demand deposits ..............        57,351                                  59,068
Other liabilities ................................         1,881                                   1,820
Shareholders' equity .............................        54,385                                  53,202
                                                       ---------                               ---------
          Total liabilities and
            shareholders' equity .................     $ 588,334                               $ 566,962
                                                       =========                               =========

Interest rate spread .............................                                 3.51%                                     3.47%
Net interest income and net yield
      on earning assets ..........................                  $ 5,412        3.97%                       $ 5,242       4.01%

----------------------------------
(1)   Yields and rates are annualized.
(2) Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
(3) Nonaccruing loans are included in the loan balance and income from such loans is recognized on a cash basis. The amounts of such loans and income are not material.

Provision and Allowance for Loan Losses

         The provision for loan losses for the 2008 first quarter was $470,000, an increase of $95,000, or 25.3%, from the $375,000 provided for the same period of 2007. This increase was caused by increases in nonaccrual and potential problem loans during the 2008 first quarter, as discussed later in this section. Also contributing to the increase in provision was slowing of the economy in our market areas.

         Net charge-offs during the three months ended March 31, 2008 were $78,000, compared with $76,000 for the same period of 2007. The allowance for loan losses as of March 31, 2008 was 1.27% of loans outstanding, compared with 1.15% as of December 31, 2007 and 1.17% as of March 31, 2007.

         The activity in the allowance for loan losses is summarized in the following table:

                                                                              Three Months                             Three Months
                                                                                  Ended            Year Ended              Ended
                                                                                March 31,         December 31,            March 31,
                                                                                  2008                2007                  2007
                                                                                  ----                ----                  ----
                                                                                              (Dollars in thousands)
Allowance at beginning of period ..................................           $   5,343            $   4,662             $   4,662
Provision for loan losses .........................................                 470                3,155                   375
Net charge-offs ...................................................                 (78)              (2,474)                  (76)
                                                                              ---------            ---------             ---------
Allowance at end of period ........................................           $   5,735            $   5,343             $   4,961
                                                                              =========            =========             =========
Allowance as a percentage of loans outstanding ....................                1.27%                1.15%                 1.17%

Loans at end of period ............................................           $ 452,467            $ 464,039             $ 424,328
                                                                              =========            =========             =========

         Non-performing loans, consisting of nonaccrual loans and loans 90 or more days past due which are still accruing interest, totaled $6,929,000 as of March 31, 2008, compared with $6,542,000 as of December 31, 2007. The majority of non-performing loans as of March 31, 2008 and December 31, 2007 were secured by commercial and residential real estate and other collateral. Accordingly, the amount of such non-performing loans does not reflect the amount of probable loss that management estimates will be incurred with respect to those loans. The amount of such estimated loss is included in the allowance for loan losses.

         Following is a summary of non-performing loans as of March 31, 2008 and December 31, 2007:

                                                        March 31,   December 31,
                                                          2008            2007
                                                          ----            ----
                                                         (Dollars in thousands)
Non-performing loans
  Nonaccrual loans ..................................     $6,929      $   6,542
  Past due 90 days or more and still accruing .......        192              -
                                                          ------      ---------
                Total ...............................     $7,121      $   6,542
                                                          ======      =========
Non-performing loans as a percentage of:
  Loans outstanding .................................       1.57%          1.41%
  Allowance for loan losses .........................     124.17%        122.44%


         The following table shows quarterly changes in non-performing and potential problem loans since December 31, 2005. Potential problem loans are loans as to which information about the borrowers' possible credit problems causes management to have serious doubts about their ability to comply with current repayment terms, which may result in subsequent classification of such loans as non-performing loans.

                                                         90 Days or
                                                         More Past Due        Total      Percentage                    Percentage
                                          Nonaccrual       and Still      Nonperforming   of Total        Potential     of Total
                                            Loans           Accruing          Loans        Loans        Problem Loans     Loans
                                            -----           --------          -----        -----        -------------     -----
                                                                           (Dollars in thousands)
December 31, 2005 ..................     $ 11,651          $   729         $ 12,380        2.99%         $ 29,313         7.08%
Net change .........................        3,128              949            4,077                        (2,767)
                                         --------          -------         --------                      --------
March 31, 2006 .....................       14,779            1,678           16,457        3.94%           26,546         6.36%
Net change .........................       (3,628)          (1,476)          (5,104)                       (3,461)
                                         --------          -------         --------                      --------
June 30, 2006 ......................       11,151              202           11,353        2.71%           23,085         5.51%
Net change .........................       (2,483)             175           (2,308)                         (219)
                                         --------          -------         --------                      --------
September 30, 2006 .................        8,668              377            9,045        2.19%           22,866         5.55%
Net change .........................       (3,954)            (145)          (4,099)                       (7,475)
                                         --------          -------         --------                      --------
December 31, 2006 ..................        4,714              232            4,946        1.21%           15,391         3.76%
Net change .........................        1,612              (65)           1,547                        (1,143)
                                         --------          -------         --------                      --------
March 31, 2007 .....................        6,326              167            6,493        1.53%           14,248         3.36%
Net change .........................       (1,169)            (167)          (1,336)                          385
                                         --------          -------         --------                      --------
June 30, 2007 ......................        5,157                -            5,157        1.15%           14,633         3.27%
Net change .........................        2,323                -            2,323                         1,332
                                         --------          -------         --------                      --------
September 30, 2007 .................        7,480                -            7,480        1.64%           15,965         3.50%
Net change .........................         (938)               -             (938)                         (810)
                                         --------          -------         --------                      --------
December 31, 2007 ..................        6,542                -            6,542        1.41%           15,155         3.27%
Net change .........................          387              192              579                         6,880
                                         --------          -------         --------                      --------
March 31, 2008 .....................     $  6,929          $   192         $  7,121         1.57%        $ 22,035         4.87%
                                         ========          =======         ========                      ========

         During the first quarter of 2008, nonaccrual loans increased by $387,000. The primary drivers of this increase included approximately $2.6 million of loans that were moved into nonaccrual status. Of this amount, approximately $1.7 million represents two relationships, both of which are real estate secured coastal properties. Other elements of the increase were attributable to a large number of smaller dollar volume loans that were moved into nonaccrual status as a result of normal risk management processes. One major relationship of approximately $1.6 million, a commercial business loan in our Florence region that had been in nonaccrual status, was paid off during the quarter without loss to the bank. Other loans were removed from nonaccrual status by chargeoffs or payoffs.

         The $6.9 million increase in potential problem loans during the quarter resulted from management concerns about changes to the overall economic conditions in our various markets and improvements in our risk management processes for loan review. The Bank's primary loan review function is now in-house rather than outsourced and this provides for a more timely and more broadly based assessment of risk in the loan portfolio. Although these loans do have a higher than normal credit concern for management, the amounts do not represent management's expectations of potential losses.


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


Noninterest Income

         Noninterest income for the first quarter of 2008 decreased by $58,000, or 3.2%, from the $1,825,000 reported for the 2007 period. Mortgage brokerage income decreased by $133,000 or 20.3%, from $655,000 for the 2007 period, due to continuing weakness in the residential real estate market, a decrease in the number of loans originated and sold during the quarter, and the elimination of the mortgage banking subsidiary's wholesale lending division during the 2008 first quarter. The Company in mid-2006 refocused its mortgage-lending efforts to emphasize production for sale of conventional one-to-four family mortgages, and limited wholesale mortgage production to a select group of high-quality originators. However, due to recent conditions in the wholesale market, management decided early in the first quarter of 2008 to exit the wholesale lending business entirely.

         Service charges on deposit accounts increased by $36,000 over the first quarter of 2007, primarily as a result of increased volumes of overdraft fee income. Net securities gains increased in the 2008 period due to the issuer-initiated early redemptions of securities that were purchased at a discount. Because interest rates have decreased quickly in a short period of time, many issuers of debt securities have seized the opportunity to refinance and, accordingly, have initiated such redemptions.


Noninterest Expenses

         Salaries and employee benefits for the first quarter of 2008 were $87,000, or 3.0%, less than in the same 2007 period. This decrease resulted primarily from the elimination of the mortgage brokerage subsidiary's wholesale dvision in the first quarter of 2008. Partially offsetting those cost reductions, the Bank opened a new branch office in northeast Richland County during the first quarter of 2008.


Income Taxes

         Income tax expense for the first quarter of 2008 increased $49,000, or 8.6%, over the amount for the first quarter of 2007. The average tax rate for 2008 was 36.1% compared with 36.3% for the 2007 period.


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

         The Bank has further sources of liquidity which include several large federal funds borrowing lines with correspondent banks and significant unused additional borrowing capacity for short and long-term debt with the Federal Home Loan Bank of Atlanta.

         Total deposits as of March 31, 2008 were $476,065,000, a decrease of $5,642,000, or 1.2%, from the amount as of December 31, 2007. As of March 31, 2008 the loan to deposit ratio was 95.0%, compared with 96.3% at December 31, 2007 and 90.3% at March 31, 2007. Loans held-for-sale have not been included in the numerator of the calculation of the loan to deposit ratio.

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

         The March 31, 2008 risk-based capital ratios for CBI and the Bank are presented in the following table, compared with the "well capitalized" (Bank only) and minimum ratios under the regulatory definitions and guidelines:

                                                                                             March 31, 2008
                                                                                             --------------
                                                                            Tier 1           Total Capital          Leverage
                                                                            ------           -------------          --------

Community Bankshares, Inc. ...........................................      12.77%               14.02%               9.84%
Community Resource Bank ..............................................      11.44%               12.69%               8.77%
Minimum "well capitalized" requirement ...............................       6.00%               10.00%               6.00%
Minimum requirement ..................................................       4.00%                8.00%               5.00%


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

Variable Interest Entity

         As discussd under "Results of Operations - Net Interest Income" and in the notes to unaudited consolidated financial statements under "Variable Interest Entities," as of March 31, 2008, CBI held an equity interest in, and guarantees the liabilities of, a non-consolidated variable interest entity, SCB Capital Trust I.

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

         The following table sets forth the contractual amounts of commitments which represent credit risk:

                                            March 31, 2008
                                            --------------
                                            (Dollars in
                                             thousands)
Loan commitments .......................      $61,536
Standby letters of credit ..............        1,591


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

         Derivative financial instruments are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. The following table includes the notional principal amounts of rate lock commitments and forward sales contracts as of March 31, 2008, and the estimated fair values of those financial instruments included in other assets and liabilities in the balance sheet as of that date.


                                                         March 31, 2008
                                                         --------------
                                                                   Estimated
                                                                   Fair Value
                                                     Notional      Asset
                                                      Amount      (Liability)
                                                      ------      -----------
                                                     (Dollars in thousands)
Rate lock commitments to potential borrowers
  to originate mortgage loans to be
  held for sale ..................................     $12,087      $   (20)
Forward sales contracts with investors
  of mortgage loans to be held for sale ..........     $12,087      $    20

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

         CBI's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. According to the model, as of March 31, 2008, CBI is positioned so that net interest income would decrease $14,000 and net income would decrease $11,000 in the next twelve months if interest rates rose 100 basis points. Conversely, net interest income would increase $14,000 and net income would increase $11,000 in the next twelve months if interest rates declined 100 basis points. In the current interest rate environment, it is not expected that there will be any large decreases in market interest rates in the immediate future.
 Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions CBI and its customers could undertake in response to changes in interest rates.

         As of March 31, 2008 there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2007. The foregoing disclosures related to the market risk of CBI should be read in connection with Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2007 Annual Report on Form 10-K.

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

         In connection with management's evaluation required by 17 C.F.R. 240.13a-15(d) or 240.15d-15(d) of the Company's internal control over financial reporting, management has determined that there has been no change in the Company's internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II--OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Sales of Unregistered Securities

         On February 1 and February 4, 2008, the Company sold 600 and 10,000 shares, respectively, of its common stock to an executive officer and a director for aggregate sales prices of $6,720 and $112,000, respectively. Issuance of the securities was not registered under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) thereof because no public offering was involved.

(c)  Purchases of Securities

                                     ISSUER PURCHASES OF EQUITY SECURITIES (1)
                                     -----------------------------------------
                                                                                                      (c) Total        (d) Maximum
                                                                                                      Number of          Number of
                                                                                                  Shares Purchased         Shares
                                                                                                     as Part of         That May Yet
                                                           (a) Total                                  Publicly          Be Purchased
                                                            Number of            (b) Average          Announced          Under the
                                                              Shares               Price per           Plans or          Plans or
       Period                                               Purchased                Share             Programs          Programs
                                                            ---------                -----             --------          --------
2/1/08 - 2/28/08 ............................                 5,200               $   12.18              5,200            448,700
3/1/08 - 3/31/08 ............................                 8,500               $   12.11              8,500            440,200
                                                             ------                                     ------            -------
Total .......................................                13,700               $   12.14             13,700            440,200
                                                             ======                                     ======            =======

(1) On July 30, 2007, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. The program expires on July 30, 2008.

Item 6.  Exhibits

Exhibits            10-1 Employment  Agreement between the Company and Samuel L.
                    Erwin, as amended December 6, 2007 in accordance with Internal Revenue Code Section 409A and regulations thereunder.

                    10-2 Employment Agreement between the Company and William W. Traynham, as amended December 7, 2007 in accordance with Internal Revenue Code Section 409A and regulations thereunder.

                    10-3 Employment Agreement between the Company and Michael A. Wolfe, as amended December 7, 2007 in accordance with Internal Revenue Code Section 409A and regulations thereunder.

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

                                                             DATED: May 12, 2008

COMMUNITY BANKSHARES, INC.

By:  s/  Samuel L. Erwin
     -------------------------------------------
         Samuel L. Erwin
         Chief Executive Officer

By:  s/  William W. Traynham
     --------------------------------------------
         William W. Traynham
         President and Chief Financial Officer
         (Principal Accounting Officer)

                                  EXHIBIT INDEX

                    10-1 Employment Agreement between the Company and Samuel L. Erwin, as amended December 6, 2007 in accordance with Internal Revenue Code Section 409A and regulations thereunder.

                    10-2 Employment Agreement between the Company and William W. Traynham, as amended December 7, 2007 in accordance with Internal Revenue Code Section 409A and regulations thereunder.

                    10-3 Employment Agreement between the Company and Michael A. Wolfe, as amended December 7, 2007 in accordance with Internal Revenue Code Section 409A and regulations thereunder.

                    31-1 Rule 13a-14(a)/15d-14(a) Certification of principal executive officer

                    31-2 Rule 13a-14(a)/15d-14(a) Certification of principal financial officer

                    32 Certifications Pursuant to 18 U.S.C. Section 1350