Form 10-Q
period 2008-06-30
COMMUNITY BANKSHARES INC /SC/
filed 2008-08-07
CIK 894508

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2008       Commission File No. 000-22054


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

         Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Common Stock, no par or stated value, 4,450,556 shares outstanding on July 15, 2008.

                           COMMUNITY BANKSHARES, INC.

                                    FORM 10-Q

                                      Index

                                                                                                                     Page
PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets                                                                           3
                  Consolidated Statements of Income                                                                     4
                  Consolidated Statements of Changes in Shareholders' Equity                                            5
                  Consolidated Statements of Cash Flows                                                                 6
                  Notes to Unaudited Consolidated Financial Statements                                                  7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations                13
Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                           26
Item 4T.          Controls and Procedures                                                                              26

PART II -         OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                                          27
Item 4.           Submission of Matters to a Vote of Security Holders                                                  27
Item 6.           Exhibits                                                                                             28

SIGNATURES                                                                                                             29

                         PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements

COMMUNITY BANKSHARES, INC.
Consolidated Balance Sheets

                                                                                                      (Unaudited)
                                                                                                        June 30,        December 31,
                                                                                                          2008              2007
                                                                                                          ----              ----
                                                                                                          (Dollars in thousands)
Assets
     Cash and due from banks .................................................................         $  23,860          $  18,701
     Federal funds sold ......................................................................             7,631              6,985
                                                                                                       ---------          ---------
            Total cash and cash equivalents ..................................................            31,491             25,686
     Interest-bearing deposits with other banks ..............................................               364                911
     Securities available-for-sale ...........................................................            78,463             57,868
     Securities held-to-maturity (estimated fair value $1,650 for 2008
          and $1,650 for 2007) ...............................................................             1,650              1,650
     Other investments .......................................................................             3,768              3,209
     Loans held for sale .....................................................................             5,392              3,509
     Loans receivable ........................................................................           446,268            464,039
         Less, allowance for loan losses .....................................................            (5,939)            (5,343)
                                                                                                       ---------          ---------
            Net loans ........................................................................           440,329            458,696
     Premises and equipment - net ............................................................            10,904             10,820
     Accrued interest receivable .............................................................             3,212              3,547
     Net deferred income tax assets ..........................................................             2,079              1,357
     Goodwill ................................................................................             4,321              4,321
     Core deposit intangible assets ..........................................................             2,222              2,345
     Prepaid expenses and other assets .......................................................             2,690              2,648
                                                                                                       ---------          ---------
            Total assets .....................................................................         $ 586,885          $ 576,567
                                                                                                       =========          =========
Liabilities
     Deposits
         Noninterest bearing .................................................................         $  59,342          $  57,738
         Interest-bearing ....................................................................           422,998            423,969
                                                                                                       ---------          ---------
            Total deposits ...................................................................           482,340            481,707
     Short-term borrowings ...................................................................             6,333              9,893
     Long-term debt ..........................................................................            42,174             29,679
     Accrued interest payable ................................................................             1,193              1,501
     Accrued expenses and other liabilities ..................................................             1,747                142
                                                                                                       ---------          ---------
            Total liabilities
                                                                                                         533,787            522,922
                                                                                                       ---------          ---------
Shareholders' equity
     Common stock - no par value; 12,000,000 shares authorized; issued and
         outstanding - 4,450,556 for 2008 and 4,446,456 for 2007 .............................            30,399             30,505
     Retained earnings .......................................................................            23,773             22,812
     Accumulated other comprehensive income ..................................................            (1,074)               328
                                                                                                       ---------          ---------
            Total shareholders' equity .......................................................            53,098             53,645
                                                                                                       ---------          ---------
            Total liabilities and shareholders' equity .......................................         $ 586,885          $ 576,567
                                                                                                       =========          =========

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Income

                                                                                                (Unaudited)
                                                                                            Period Ended June 30,
                                                                                Three Months                      Six Months
                                                                                ------------                      ----------
                                                                           2008              2007            2008             2007
                                                                           ----              ----            ----             ----
                                                                                (Dollars in thousands, except per share)

Interest and dividend income
     Loans, including fees .....................................          $ 7,728          $ 8,628          $16,169          $16,785
     Interest bearing deposits with other banks ................                1               13               12               46
     Debt securities ...........................................              929              984            1,675            2,000
     Dividends .................................................               63               46              122               93
     Federal funds sold ........................................               89               80              270              260
                                                                          -------          -------          -------          -------
            Total interest and dividend income .................            8,810            9,751           18,248           19,184
                                                                          -------          -------          -------          -------

Interest expense
     Deposits
         Time deposits $100M and over ..........................            1,055            1,080            2,298            2,073
         Other deposits ........................................            1,823            2,692            4,056            5,337
                                                                          -------          -------          -------          -------
            Total interest expense on deposits .................            2,878            3,772            6,354            7,410
     Short-term borrowings .....................................               29              187               88              303
     Long-term debt ............................................              461              475              952              912
                                                                          -------          -------          -------          -------
            Total interest expense .............................            3,368            4,434            7,394            8,625
                                                                          -------          -------          -------          -------

Net interest income ............................................            5,442            5,317           10,854           10,559
Provision for loan losses ......................................              540              175            1,010              550
                                                                          -------          -------          -------          -------
Net interest income after provision ............................            4,902            5,142            9,844           10,009
                                                                          -------          -------          -------          -------

Noninterest income
     Service charges on deposit accounts .......................              892              939            1,819            1,830
     Mortgage loan brokerage income ............................              473              744              995            1,399
     Net securities gains ......................................                -                -               34                2
     Gains on sales of other investments .......................                -              712                -              712
     Other .....................................................              332              372              616              649
                                                                          -------          -------          -------          -------
            Total noninterest income ...........................            1,697            2,767            3,464            4,592
                                                                          -------          -------          -------          -------

Noninterest expenses
     Salaries and employee benefits ............................            2,918            3,084            5,765            6,018
     Premises and equipment ....................................              578              619            1,201            1,181
     Advertising ...............................................              188              138              349              281
     Supplies ..................................................               97              110              194              235
     Other .....................................................            1,320            1,650            2,578            3,000
                                                                          -------          -------          -------          -------
            Total noninterest expenses .........................            5,101            5,601           10,087           10,715
                                                                          -------          -------          -------          -------

Income before income taxes .....................................            1,498            2,308            3,221            3,886
Income tax expense .............................................              571              838            1,193            1,411
                                                                          -------          -------          -------          -------
Net income .....................................................          $   927          $ 1,470          $ 2,028          $ 2,475
                                                                          =======          =======          =======          =======

Per share
     Net income ................................................          $  0.21          $  0.33          $  0.46          $  0.56
     Net income - diluted ......................................             0.20             0.32             0.45             0.55
     Cash dividends declared ...................................             0.12             0.12             0.24             0.24

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Changes in Shareholders' Equity

                                                                   (Unaudited)

                                                                   Common Stock
                                                                   ------------                          Accumulated
                                                             Number of                     Retained  Other Comprehensive
                                                              Shares         Amount        Earnings      Income (Loss)       Total
                                                              ------         ------        --------      -------------       -----
                                                                           (Dollars in thousands, except per share)

Balance, January 1, 2007 ................................     4,441,220     $   30,603     $   22,382     $     (361)    $   52,624
                                                                                                                         ----------
Comprehensive income
    Net income ..........................................             -              -          2,475              -          2,475
                                                                                                                         ----------
    Unrealized holding gains and (losses)
       on available-for-sale securities arising
       during the period, net of income taxes of $174 ...             -              -              -           (351)          (351)
    Reclassification adjustment for losses (gains)
       realized in income, net of income taxes of $1 ....             -              -              -             (1)            (1)
                                                                                                                         ----------
        Total other comprehensive income (loss) ... .....             -              -              -              -           (352)
                                                                                                                         ----------
          Total comprehensive income ....................             -              -              -              -          2,123
                                                                                                                         ----------
Share-based compensation ................................             -             27              -              -             27
Proceeds of sale of common stock ........................           500              8              -              -              8
Exercise of employee stock options ......................        41,836            406              -              -            406
Cash dividends declared, $.24 per share .................             -              -         (1,075)             -         (1,075)
                                                             ----------     ----------     ----------     ----------     ----------
Balance, June 30, 2007 ..................................     4,483,556     $   31,044     $   23,782     $     (713)    $   54,113
                                                             ==========     ==========     ==========     ==========     ==========


Balance, January 1, 2008 ................................     4,446,456     $   30,505     $   22,812     $      328     $   53,645
                                                                                                                         ----------
Comprehensive income
    Net income ..........................................             -              -          2,028              -          2,028
                                                                                                                         ----------
    Unrealized holding gains and (losses)
       on available-for-sale securities arising
       during the period, net of income taxes of $711 ...             -              -              -         (1,380)        (1,380)
    Reclassification adjustment for losses (gains)
       realized in income, net of income taxes of $12 ...             -              -              -            (22)           (22)
                                                                                                                         ----------
        Total other comprehensive income (loss) .........             -              -              -              -         (1,402)
                                                                                                                         ----------
          Total comprehensive income ....................             -              -              -              -            626
                                                                                                                         ----------
Share-based compensation ................................             -             18              -              -             18
Proceeds of sale of common stock ........................        10,600            119              -              -            119
Exercise of employee stock options ......................         1,000             11              -              -             11
Common stock repurchased and cancelled ..................       (20,700)          (254)             -              -           (254)
Restricted stock grants to employees ....................        13,200              -              -              -              -
Cash dividends declared, $.24 per share .................             -              -         (1,067)             -         (1,067)
                                                             ----------     ----------     ----------     ----------     ----------
Balance, June 30, 2008 ..................................     4,450,556     $   30,399     $   23,773     $   (1,074)    $   53,098
                                                             ==========     ==========     ==========     ==========     ==========



See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Cash Flows

                                                                                                               (Unaudited)
                                                                                                            Six Months Ended
                                                                                                                June 30,
                                                                                                                --------
                                                                                                         2008                 2007
                                                                                                         -----                ----
                                                                                                          (Dollars in thousands)
Operating activities
     Net income ............................................................................           $  2,028            $  2,475
     Adjustments to reconcile net income to net
         cash provided by operating activities
            Provision for loan losses ......................................................              1,010                 550
            Depreciation and amortization ..................................................                571                 537
            Net accretion of securities ....................................................                (86)                (15)
            Net securities gains ...........................................................                (34)                 (2)
            Gains on sales of other investments ............................................                  -                (712)
            Proceeds of sales of loans held for sale .......................................             48,533              77,439
            Originations of loans held for sale ............................................            (49,421)            (75,926)
            Gains on sales of loans held for sale ..........................................               (995)             (1,399)
            Decrease in accrued interest receivable ........................................                335                 284
            (Increase) decrease in other assets ............................................                (94)                868
            Gains on sales of foreclosed assets ............................................               (101)                (48)
            Decrease in accrued interest payable ...........................................               (308)                (53)
            Increase (decrease) in other liabilities .......................................              1,458                (647)
            Provision for off balance sheet credit exposure ................................                160                 144
            Share-based compensation .......................................................                 18                  27
                                                                                                       --------            --------
                Net cash provided by operating activities ..................................              3,074               3,522
                                                                                                       --------            --------

Investing activities
     Net decrease in interest-bearing deposits with other banks ............................                547               1,477
     Purchases of available-for-sale securities ............................................            (60,371)             (1,966)
     Maturities, calls and paydowns of available-for-sale securities .......................             37,772               7,546
     Proceeds of sales of other investments ................................................                116               1,182
     Purchases of other investments ........................................................               (675)               (338)
     Net decrease (increase) in loans made to customers ....................................             17,280             (38,831)
     Purchases of premises and equipment ...................................................               (532)               (530)
     Proceeds from sales and other disposals of premises and equipment .....................                  -                  44
     Proceeds from sales of foreclosed assets ..............................................                217                 578
                                                                                                       --------            --------
                Net cash used by investing activities ......................................             (5,646)            (30,838)
                                                                                                       --------            --------

Financing activities
     Net increase (decrease) in deposits ...................................................                633              (3,376)
     Net (decrease) increase in short-term borrowings ......................................             (3,560)              6,000
     Proceeds from issuing long-term debt ..................................................             15,000               7,500
     Repayment of long-term debt ...........................................................             (2,505)             (4,005)
     Exercise of employee stock options ....................................................                 11                 406
     Sale of common stock ..................................................................                119                   8
     Common stock repurchased and cancelled ................................................               (254)                  -
     Cash dividends paid ...................................................................             (1,067)             (1,075)
                                                                                                       --------            --------
                Net cash provided by financing activities ..................................              8,377               5,458
                                                                                                       --------            --------
Increase (decrease) in cash and cash equivalents ...........................................              5,805             (21,858)
Cash and cash equivalents, beginning of period .............................................             25,686              46,724
                                                                                                       --------            --------
Cash and cash equivalents, end of period ...................................................           $ 31,491            $ 24,866
                                                                                                       ========            ========


See accompanying notes to unaudited consolidated financial statements.

COMMUNITY BANKSHARES, INC.
Consolidated Statements of Cash Flows (continued)

                                                                                                               (Unaudited)
                                                                                                            Six Months Ended
                                                                                                                 June 30,
                                                                                                         2008                 2007
                                                                                                         -----                ----
                                                                                                           (Dollars in thousands)
Supplemental disclosures of cash flow information
     Cash payments for interest ..........................................................               $7,702               $8,678
                                                                                                         ======               ======
     Cash payments for income taxes ......................................................               $  897               $1,625
                                                                                                         ======               ======

Supplemental disclosures of non-cash investing activities
     Transfers of loans receivable to foreclosed assets ..................................               $   77               $1,127
                                                                                                         ======               ======

See accompanying notes to unaudited consolidated financial statements.


COMMUNITY BANKSHARES, INC.

Notes to Unaudited Consolidated Financial Statements

Accounting Principles - A summary of significant accounting policies and the audited financial statements for 2007 are included in Community Bankshares, Inc.'s (the "Company" or "CBI") Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. Certain amounts in the 2007 financial statements have been reclassified to conform to the current presentation.

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

Nonperforming Loans - As of June 30, 2008, there were $8,976,000 in nonaccrual loans and $7,000 in loans 90 or more days past due and still accruing interest.

Earnings Per Share - Basic earnings per share is computed by dividing net income applicable to common shares by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing applicable net income by the weighted average number of shares outstanding and any dilutive potential common shares and dilutive stock options. It is assumed that all dilutive stock options are exercised at the beginning of each period and that the proceeds are used to purchase shares of the Company's common stock at the average market price during the period. Net income per share basic and net income per share, assuming dilution, were computed as follows:

                                                                                            (Unaudited)
                                                                                        Period Ended June 30,
                                                                                        ---------------------
                                                                         Three Months                           Six Months
                                                                         ------------                           ----------
                                                                    2008               2007                2008              2007
                                                                    ----               ----                ----              ----
                                                                             (Dollars in thousands, except per share amounts)

Net income per share, basic
  Numerator - net income ...............................         $      927         $    1,470         $    2,028         $    2,475
                                                                 ==========         ==========         ==========         ==========
  Denominator
     Weighted average common shares
       issued and outstanding ..........................          4,453,360          4,476,229          4,451,408          4,462,464
                                                                 ==========         ==========         ==========         ==========

       Net income per share, basic .....................         $      .21         $      .33         $      .46         $      .56
                                                                 ==========         ==========         ==========         ==========

Net income per share, assuming dilution
  Numerator - net income ...............................         $      927         $    1,470         $    2,028         $    2,475
                                                                 ==========         ==========         ==========         ==========
  Denominator
     Weighted average common shares
       issued and outstanding ..........................          4,453,360          4,476,229          4,451,408          4,462,464
     Effect of dilutive stock options ..................             96,660             49,123             80,049             52,981
                                                                 ----------         ----------         ----------         ----------
               Total shares ............................          4,550,020          4,525,352          4,531,457          4,515,445
                                                                 ==========         ==========         ==========         ==========

       Net income per share, assuming dilution .........         $      .20         $      .32         $      .45         $      .55
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

         On March 31, 2008, the Company awarded 13,200 shares of restricted stock and 45,650 stock appreciation rights ("SARS") to certain employees under the 2007 Equity Plan. The restricted shares will vest in five years. The SARs will vest 20% per year over the next five years. Recognition of compensation expense for these awards began in the second quarter of 2008. Accordingly, $18,000 of such expenses are included in salaries and employee benefits in the statements of income. The Company's 2007 Equity Compensation Plan provides that in the event of a change in control, such as the pending merger plan with First Citizens discussed below, outstanding and unvested options, SARs, or other types of equity compensation become immediately vested.

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

                                                                     Fair Value Measurement at Reporting Date Using
                                                                     ----------------------------------------------
                                                                  Quoted Prices
                                                                     in Active         Significant
                                                                    Markets for           Other            Significant
                                                                     Identical         Observable         Unobservable
                                                                      Assets             Inputs              Inputs
Description                                     June 30, 2008       (Level 1)          (Level 2)           (Level 3)
-----------                                     -------------       ---------          ---------           ---------
Assets                                                                   (Dollars in thousands)
      Securities available-for-sale .......                         $       -          $78,463            $        -
      Derivatives .........................                                 -                7                     -
Liabilities
      Derivatives .........................                                 -                7                     -

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

         The following is a summary of the measurement attributes applicable to assets and liabilities that are measured at fair value on a non-recurring basis:

                                                                   Fair Value Measurement at Reporting Date Using
                                                                   ----------------------------------------------
                                                                 Quoted Prices
                                                                   in Active          Significant
                                                                  Markets for            Other           Significant
                                                                   Identical          Observable        Unobservable
                                                                    Assets              Inputs             Inputs
Description                                   June 30, 2008       (Level 1)           (Level 2)          (Level 3)
-----------                                   -------------       ---------           ---------          ---------
                                                                      (Dollars in thousands)
Collateral dependent impaired loans                               $       -           $       -            $ 8,976
Foreclosed Assets                                                         -                 813                  -
Goodwill                                                                  -                   -              4,321
Core deposit intangibles                                                  -                   -              2,222

         Collateral dependent impaired loans consist of nonaccrual loans for which the underlying collateral provides the sole repayment source. The Company measures the amount of the impairment for such loans by determining the difference between the fair value of the underlying collateral and the recorded amount of the loan. The fair value of the underlying collateral generally is based on appraisals performed in accordance with applicable appraisal standards by independent appraisers engaged by the Company. In many cases, management updates values reflected in older appraisals obtained at the time of loan origination and already in the Company's possession using its own knowledge, judgments and assumptions about current market and other conditions in lieu of obtaining a new independent appraisal. If the fair value of the collateral is less than the recorded amount of the loan, a valuation allowance is established for the difference; otherwise, no valuation allowance is established. The valuation allowance for impaired loans is a component of the allowance for loan losses. Periodically, management reevaluates the fair value of the collateral and makes adjustments to the valuation allowance as appropriate. However, if the fair value of the collateral subsequently recovers in value such that it exceeds the recorded loan amount, no adjustment is made in the loan's value for the excess. The amount of the valuation allowance for the Company's collateral dependent impaired loans was $1,168,000 as of June 30, 2008.

         Foreclosed assets consist of assets acquired through, or in lieu of, loan foreclosure, and are held for sale and initially were recorded at fair value, less estimated costs to sell at the date of acquisition, thus establishing a new cost basis. Loan losses arising from the acquisitions of such property are charged against the allowance for loan losses at the date the property is acquired. Subsequent to acquisition, valuations are performed periodically and the assets are carried at the lower of the new cost basis or fair value. Revenues and expenses from operations and changes in any subsequent valuation allowance are included in net foreclosed assets costs and expenses.

         Goodwill was initially recorded as the difference between the purchase price and the fair values of tangible assets, separately identifiable intangible assets, and liabilities acquired in prior business combination transactions. Goodwill is tested for impairment no less than annually. The Company previously has not recognized any impairment of goodwill.

         Core deposit intangibles represent the excess of the purchase price of core deposits over their fair values at the date of their acquisition in a purchase transaction. The core deposit intangible is amortized as a component of other expense over the estimated lives of the deposits acquired. During the first two quarters of 2008, $123,000 of such amortization was included in net income.

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

Proposed Merger Transaction

         On June 25, 2008, the Company, Community Resource Bank, N. A., (CRB) and First Citizens Bank and Trust Company, Inc., (FCB) a wholly-owned subsidiary of First Citizens Bancorporation, Inc. executed a definitive agreement to merge, subject to approvals by regulatory agencies and the Company's shareholders. The transaction, which is expected to close in the fourth quarter of 2008, requires FCB to pay the Company's shareholders $21.00 in cash for each outstanding share of the Company's common stock. FCB will be the surviving corporation of the merger, and the Company and CRB will cease to exist.

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

         All statements that are not historical facts are statements that could be "forward-looking statements." You can identify these forward-looking statements through the use of words such as "may," "will," "should," "could," "would," "expect," "anticipate," "assume," "indicate," "contemplate," "seek," "plan," "predict," "target," "potential," "believe," "intend," "estimate," "project," "continue," or other similar words. Forward-looking statements include, but are not limited to, statements regarding the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, income, business operations and proposed services.

         These forward-looking statements are based on current expectations, estimates and projections about the banking industry, management's beliefs, and assumptions made by management. Such information includes, without limitation, discussions as to estimates, expectations, beliefs, plans, strategies, and objectives concerning future financial and operating performance. These statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from those expressed or forecasted in such forward-looking statements. The risks and uncertainties include, but are not limited to:

     o    future economic and business conditions;
     o    lack of  sustained  growth in the  economies of the  Company's  market areas;
     o    government monetary and fiscal policies;
     o the effects of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
     o the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services, as well as competitors that offer banking products and services by mail, telephone, computer and/or the Internet;
     o    credit risks;
     o    higher than anticipated levels of defaults on loans;
     o    misperceptions by depositors about the safety of their deposits;
     o    capital adequacy;
     o the failure of assumptions underlying the establishment of the allowance for loan losses and other estimates, including the value of collateral securing loans;
     o    availability of liquidity sources;
     o the risks of opening new offices, including, without limitation, the related costs and time of building customer relationships and integrating operations as part of these endeavors and the failure to achieve expected gains, revenue growth and/or expense savings from such endeavors;
     o changes in laws and regulations, including tax, banking and securities laws and regulations;
     o    changes in accounting policies, rules and practices;

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

         CBI is a holding company for a community bank and a mortgage company and, as a financial institution, believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of its consolidated financial statements. Refer to the sections "Allowance for Loan Losses" and "Provision for Loan Losses" under
Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations in CBI's Annual Report on Form 10-K for 2007 for a detailed description of CBI's estimation process and methodology related to the allowance for loan losses.


CHANGES IN FINANCIAL CONDITION

         The first six months of 2008 were very difficult for most financial institutions. The real estate-related credit crisis, coupled with the significant actions by the Federal Reserve Board to lower short-term interest rates, made this period challenging. Higher levels of uncertainty have become the normal state of affairs. In such an environment, opportunities to lend money prudently decreased significantly. Yields on securities issued by government agencies and government-sponsored enterprises, which would ordinarily be considered safe investments, continue to be depressed and offer yields that are, for short-term instruments, too low to generate improvement in net interest margins.

         In response to these conditions, the Company tightened its loan underwriting standards. These measures, combined with lower levels of economic activity, led to a decrease of $17,771,000, or 3.8%, in loans receivable during the six months ended June 30, 2008. Loans receivable were 82.1% and 86.2% of earning assets as of June 30, 2008 and December 31, 2007, respectively. To offset the reduction in loan interest income the Company increased its portfolio of available-for-sale securities by $20,595,000 during the 2008 six-month period. Available-for-sale securities were 14.4% and 10.8% of earning assets as of June 30, 2008 and December 31, 2007, respectively. Investments in mortgage-backed securities issued by government-sponsored enterprises (FNMA and FHLMC) increased by approximately $30,000,000 and securities issued by government agencies decreased by approximately $9,500,000. Despite an increase in the weighted-average maturity of the available-for-sale portion of the investment portfolio from 1.39 years at December 31, 2007 to 5.32 years at June 30, 2008, that portfolio's weighted average yield decreased by 27 basis points during the period. Federal funds sold increased by $559,000 and other investments increased by $1,883,000 during the six months.

         Deposits  increased by only  $633,000,  or .13%,  from the December 31,
2007 amount, short-term borrowings decreased by $3,560,000, or 36.0%, and long-term debt increased by $12,495,000, or 42.1%. Management believes it is likely that market interest rates will begin to increase later in 2008. Consequently, the Company chose to secure relatively longer-term financing by borrowing $15,000,000 in two convertible advances from the Federal Home Loan Bank of Atlanta "FHLB") in February 2008. One advance of $7.5 million has an initial fixed rate until February 2009, after which it may be converted to variable at the option of the FHLB on a quarterly basis. The other advance of $7.5 million has an initial fixed rate until February 2010, at which time it may be converted to variable at the option of the FHLB on a one time basis. If the FHLB exercises its options to convert the instruments to variable rates, the Company has the right to prepay the advances without penalty on the initial reset date or any subsequent reset date. The weighted average rate paid for these funds was 2.35%, or about 149 basis points less than the average rate paid for time deposits during the second quarter of 2008. The Company has pre-existing advances from the FHLB totaling $16,700,000 which have a weighted average rate of 5.16%. Of those advances, $14,700,000 remains convertible to variable rates at the option of the FHLB.

RESULTS OF OPERATIONS

Earnings Performance

Three Months Ended June 30, 2008 and 2007

         For the quarter ended June 30, 2008, CBI recorded net income of $927,000 compared with $1,470,000 for the comparable period of 2007. The $543,000 decrease is attributable primarily to $712,000 of non-recurring gains on the sale of other investments in the 2007 period, a $271,000 decrease in mortgage loan brokerage income and a $365,000 increase in the provision for loan losses. Partially offsetting these items were decreases of $500,000 in noninterest expenses and $267,000 in income tax expense.

                                                                               Summary Income Statement
                                                                               ------------------------
                                                                                (Dollars in thousands)
For the Three Months Ended June 30,                          2008              2007          Dollar Change   Percentage Change
-----------------------------------                          ----              ----          -------------   -----------------
Interest income ....................................       $ 8,810           $ 9,751           $  (941)             -9.7%
Interest expense ...................................         3,368             4,434            (1,066)            -24.0%
                                                           -------           -------            ------
Net interest income ................................         5,442             5,317               125               2.4%
Provision for loan losses ..........................           540               175               365             208.6%
Noninterest income .................................         1,697             2,767            (1,070)            -38.7%
Noninterest expenses ...............................         5,101             5,601              (500)             -8.9%
Income tax expense .................................           571               838              (267)            -31.9%
                                                           -------           -------            ------
Net income .........................................       $   927           $ 1,470           $  (543)            -36.9%
                                                           =======           =======            ======

Six Months Ended June 30, 2008 and 2007

         CBI's consolidated net income for the six months ended June 30, 2008 was $2,028,000, a decrease of $447,000 from the $2,475,000 recorded for the same period of 2007. Primarily responsible for this decline were a $460,000 increase in the provision for loan losses in the 2008 period and nonrecurring gains of $712,000 realized on the sale of other investments in the 2007 period. Partially offsetting those effects were a $295,000 increase in net interest income and reductions in the 2008 amounts of noninterest expenses and income tax expense totaling $628,000 and $218,000, respectively.

                                                                                Summary Income Statement
                                                                                ------------------------
                                                                                (Dollars in thousands)
For the Six Months Months Ended June 30,                     2008               2007          Dollar Change    Percentage Change
----------------------------------------                     ----               ----          -------------    -----------------
Interest income ....................................       $18,248            $19,184           $  (936)             -4.9%
Interest expense ...................................         7,394              8,625            (1,231)            -14.3%
                                                           -------            -------            ------
Net interest income ................................        10,854             10,559               295               2.8%
Provision for loan losses ..........................         1,010                550               460              83.6%
Noninterest income .................................         3,464              4,592            (1,128)            -24.6%
Noninterest expenses ...............................        10,087             10,715              (628)             -5.9%
Income tax expense .................................         1,193              1,411              (218)            -15.5%
                                                           -------            -------            ------
Net income .........................................       $ 2,028            $ 2,475           $  (447)            -18.1%
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

         The Federal Reserve Board lowered the federal funds interest rate by 100 basis points during the last four months of 2007 and by 200 basis points during the first quarter of 2008. Because most of the Company's earning assets and interest-bearing liabilities are relatively short-term instruments, yields on the various categories of interest-earning assets and rates paid for interest-bearing liabilities fell during those periods.

Three Months Ended June 30, 2008 and 2007

         Net interest income for the three months ended June 30, 2008 was $5,442,000, an increase of $125,000, or 2.4%, over the amount reported for the second quarter of 2007. Interest income and interest expense for the 2008 quarter were both significantly lower than during the same period of 2007, primarily due to lower interest rates earned on, or paid for, related assets and liabilities.

         The average yield on earning assets was 6.44% for the second quarter of 2008, compared with 7.30% for the second quarter of 2007. The average cost of time deposits fell to 3.84% for the second quarter of 2008, compared with 4.68% for the same period of 2007 and the average cost of all interest-bearing liabilities was 2.88% for the 2008 quarter and 3.89% for the same period of 2007. Accordingly, the interest rate spread (interest earning assets yield minus the rate paid for interest-bearing liabilities) for the 2008 second quarter widened to 3.56%, or 15 basis points more than for the same period of 2007. Net yield on earning assets (net interest income divided by average interest earning assets) for the 2008 quarter was 3.98%, unchanged from the same period of 2007.

         The mix of average earning assets and average interest-bearing liabilities changed slightly since the second quarter of 2007 as shown in the table "Average Balances, Yields and Rates Three Months Ended June 30, 2008 and 2007." Average amounts of interest earning assets were $14,328,000 higher in the 2008 period than in the 2007 period and the average amounts of interest-bearing liabilities were $13,011,000 higher in the 2008 three month period.

                                                                          Average Balances, Yields and Rates
                                                                              Three Months Ended June 30,
                                                                              ---------------------------

                                                                   2008                                        2007
                                                   ------------------------------------         ------------------------------------
                                                                 Interest                                    Interest
                                                   Average        Income /     Yields /          Average      Income /     Yields /
                                                  Balances        Expense      Rates (1)        Balances      Expense      Rates (1)
                                                  --------        -------      ---------        --------      -------      ---------
                                                                              (Dollars in thousands)
Assets
Interest bearing deposits with other banks ......   $ 1,314       $     1         0.31%          $  1,008     $    13         5.17%
Investment securities - taxable .................    74,900           954         5.12%            80,597         988         4.92%
Investment securities - tax exempt (2) ..........     4,139            38         3.69%             4,645          42         3.63%
Federal funds sold ..............................    17,216            89         2.08%             6,452          80         4.97%
Loans, including loans held for sale (2) (3) ....   452,786         7,728         6.86%           443,325       8,628         7.81%
                                                   --------       -------                        --------     -------
          Total interest earning assets .........   550,355         8,810         6.44%           536,027       9,751         7.30%
Cash and due from banks .........................    18,378                                        16,984
Allowance for loan losses .......................    (5,935)                                       (6,045)
Premises and equipment, net .....................    10,823                                         8,004
Intangible assets ...............................     6,572                                         5,907
Other assets ....................................     7,041                                        11,967
                                                   --------                                      --------
          Total assets ..........................  $587,234                                      $572,844
                                                   ========                                      ========

Liabilities and shareholders' equity
Interest bearing deposits
      Interest bearing transaction accounts .....  $ 78,110       $   162         0.83%          $ 72,862     $   273         1.50%
      Savings ...................................    84,939           283         1.34%            89,660         627         2.80%
      Time deposits .............................   254,889         2,433         3.84%           246,329       2,872         4.68%
                                                   --------       -------                        --------     -------
          Total interest bearing deposits .......   417,938         2,878         2.77%           408,851       3,772         3.70%
Short-term borrowings ...........................     9,506            29         1.23%            18,056         187         4.15%
Long-term debt ..................................    42,175           461         4.40%            29,701         475         6.41%
                                                   --------       -------                        --------     -------
          Total interest bearing liabilities ....   469,619         3,368         2.88%           456,608       4,434         3.89%
Noninterest bearing demand deposits .............    61,013                                        59,693
Other liabilities ...............................     2,119                                         2,307
Shareholders' equity ............................    54,483                                        54,236
                                                   --------                                      --------
          Total liabilities and
              shareholders' equity ..............  $587,234                                      $572,844
                                                   ========                                      ========

Interest rate spread ............................                                 3.56%                                       3.41%
Net interest income and net yield
      on earning assets .........................                 $ 5,442         3.98%                       $ 5,317         3.98%

(1)  Yields and rates are annualized.
(2) Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
(3) Nonaccruing loans are included in the average balances and income from such loans is recognized on a cash basis.

Six Months Ended June 30, 2008 and 2007

         Net interest income for the six months ended June 30, 2008 increased by $295,000, or 2.8% over the amount for the same period of 2007. Both interest income and interest expense decreased significantly in the 2008 period. However, interest expense decreased further during the period due to the Company's aggressive asset and liability management strategy of lowering rates paid for interest bearing liabilities. For the 2008 year-to-date period, the interest rate spread increased by 9 basis points and the net yield on earning assets decreased by 3 basis points as compared with the same period of 2007.

                                                                          Average Balances, Yields and Rates
                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                   2008                                        2007
                                                  -------------------------------------         ------------------------------------
                                                                 Interest                                    Interest
                                                   Average        Income /     Yields /          Average      Income /     Yields /
                                                  Balances        Expense      Rates (1)        Balances      Expense      Rates (1)
                                                  --------        -------      ---------        --------      -------      ---------
                                                                              (Dollars in thousands)
Assets
Interest bearing deposits with other banks ....  $   1,336      $     12        1.81%          $   1,773      $     46       5.23%
Investment securities - taxable ...............     65,621         1,720        5.27%             82,648         2,008       4.90%
Investment securities - tax exempt (2) ........      4,200            77        3.69%              4,697            85       3.65%
Federal funds sold ............................     19,845           270        2.74%             10,282           260       5.10%
Loans, including loans held for sale (2) (3) ..    458,642        16,169        7.09%            433,533        16,785       7.81%
                                                 ---------      --------                       ---------      --------
          Total interest earning assets .......    549,644        18,248        6.68%            532,933        19,184       7.26%
Cash and due from banks .......................     19,405                                        17,156
Allowance for loan losses .....................     (5,780)                                       (5,458)
Premises and equipment ........................     10,797                                         8,694
Intangible assets .............................      6,603                                         6,849
Other assets ..................................      7,115                                         9,745
                                                 ---------                                     ---------
          Total assets ........................  $ 587,784                                     $ 569,919
                                                 =========                                     =========

Liabilities and shareholders' equity
Interest bearing deposits
      Interest bearing transaction accounts ...  $  78,923      $    330        0.84%          $  74,945      $    532       1.43%
      Savings .................................     85,618           658        1.55%             92,886         1,299       2.82%
      Time deposits ...........................    257,319         5,366        4.19%            243,963         5,579       4.61%
                                                 ---------      --------                       ---------      --------
          Total interest bearing deposits .....    421,860         6,354        3.03%            411,794         7,410       3.63%
Short-term borrowings .........................     10,548            88        1.68%             14,958           303       4.08%
Long-term debt ................................     39,760           952        4.82%             27,998           912       6.57%
                                                 ---------      --------                       ---------      --------
          Total interest bearing liabilities ..    472,168         7,394        3.15%            454,750         8,625       3.82%
Noninterest bearing demand deposits ...........     59,182                                        59,382
Other liabilities .............................      2,000                                         2,065
Shareholders' equity ..........................     54,434                                        53,722
                                                 ---------                                     ---------
          Total liabilities and
            shareholders' equity ..............  $ 587,784                                     $ 569,919
                                                 =========                                     =========

Interest rate spread ..........................                                 3.53%                                        3.44%
Net interest income and net yield
      on earning assets .......................                 $ 10,854        3.97%                         $ 10,559       4.00%

(1)  Yields and rates are annualized.
(2) Yields on tax-exempt securities and loans have not been stated on a tax-equivalent basis.
(3) Nonaccruing loans are included in the average balances and income from such loans is recognized on a cash basis.

Provision and Allowance for Loan Losses

         The provision for loan losses for the 2008 three month period was $540,000, an increase of $365,000, or 208.6%, over the $175,000 recorded for the same period of 2007. The provision for loan losses increased to $1,010,000 for the 2008 six month period from $550,000 for the 2007 six month period, an increase of $460,000 or 83.6%.

         The activity in the allowance for loan losses is summarized in the following table:

                                                                             Six Months            Year Ended          Six Months
                                                                                Ended             December 31,           Ended
                                                                            June 30, 2008             2007           June 30, 2007
                                                                            -------------             ----           -------------
                                                                                             (Dollars in thousands)
Allowance at beginning of period ..................................           $   5,343             $   4,662             $   4,662
Provision for loan losses .........................................               1,010                 3,155                   550
Net charge-offs ...................................................                (414)               (2,474)                  521
                                                                              ---------             ---------             ---------
Allowance at end of period ........................................           $   5,939             $   5,343             $   5,733
                                                                              =========             =========             =========
Allowance as a percentage of loans outstanding ....................                1.33%                 1.15%                 1.28%

Loans at end of period ............................................           $ 446,268             $ 464,039             $ 447,945
                                                                              =========             =========             =========

         Following is a summary of non-performing loans as of June 30, 2008 and December 31, 2007:

                                                        June 30,    December 31,
                                                          2008          2007
                                                          ----          ----
                                                          (Dollars in thousands)
Non-performing loans
  Nonaccrual loans ..................................     $8,976      $   6,542
  Past due 90 days or more and still accruing .......          7              -
                                                          ------      ---------
                Total ...............................     $8,983      $   6,542
                                                          ======      =========
Non-performing loans as a percentage of:
  Loans outstanding .................................       2.01%          1.41%
  Allowance for loan losses .........................     151.25%        122.44%

         The following table shows quarterly changes in nonperforming and potential problem loans since December 31, 2005. Potential problem loans are loans as to which information about the borrowers' possible credit problems causes management to have serious doubts about the their ability to comply with current repayment terms and which may result in subsequent classification of such loans as non-performing loans.

                                                     90 Days or
                                                   More Past Due        Total        Percentage                      Percentage
                                    Nonaccrual       and Still      Nonperforming     of Total        Potential       of Total
                                      Loans           Accruing          Loans          Loans        Problem Loans       Loans
                                      -----           --------          -----          -----        -------------       -----
                                                                        (Dollars in thousands)
December 31, 2005 ............      $ 11,651         $    729         $ 12,380         2.99%         $ 29,313           7.08%
Net change ...................         3,128              949            4,077                         (2,767)
                                    --------         --------         --------                       --------
March 31, 2006 ...............        14,779            1,678           16,457         3.94%           26,546           6.36%
Net change ...................        (3,628)          (1,476)          (5,104)                        (3,461)
                                    --------         --------         --------                       --------
June 30, 2006 ................        11,151              202           11,353         2.71%           23,085           5.51%
Net change ...................        (2,483)             175           (2,308)                          (219)
                                    --------         --------         --------                       --------
September 30, 2006 ...........         8,668              377            9,045         2.19%           22,866           5.55%
Net change ...................        (3,954)            (145)          (4,099)                        (7,475)
                                    --------         --------         --------                       --------
December 31, 2006 ............         4,714              232            4,946         1.21%           15,391           3.76%
Net change ...................         1,612              (65)           1,547                         (1,143)
                                    --------         --------         --------                       --------
March 31, 2007 ...............         6,326              167            6,493         1.53%           14,248           3.36%
Net change ...................        (1,169)            (167)          (1,336)                           385
                                    --------         --------         --------                       --------
June 30, 2007 ................         5,157                -            5,157         1.15%           14,633           3.27%
Net change ...................         2,323                -            2,323                          1,332
                                    --------         --------         --------                       --------
September 30, 2007 ...........         7,480                -            7,480         1.64%           15,965           3.50%
Net change ...................          (938)               -             (938)                          (810)
                                    --------         --------         --------                       --------
December 31, 2007 ............         6,542                -            6,542         1.41%           15,155           3.27%
Net change ...................           387              192              579                          6,880
                                    --------         --------         --------                      --------
March 31, 2008 ...............         6,929              192            7,121         1.57%           22,035           4.87%
Net change ...................         2,047             (185)           1,862                          2,566
                                    --------         --------         --------                       --------
June 30, 2008 ................      $  8,976         $      7         $  8,983         2.01%         $ 24,601           5.51%
                                    ========         ========         ========                       ========

         During the second quarter of 2008, nonperforming loans increased by $1,862,000 while potential problem loans increased by $2,566,000. The largest component of the increase in nonaccrual loans was a $900,000 residential construction loan. The remaining increase was composed of a variety of different real estate and commercial loans from which management does not anticipate major additional losses. The increase in potential problem loans is related to the bank's ongoing internal loan review program and the anticipated impact of general economic conditions.

         Management will continue to monitor the levels of non-performing loans and address the weaknesses in these credits to enhance the ultimate collection or recovery of these assets. Management considers the levels and trends in non-performing assets and potential problem loans in determining how the provision and allowance for loan losses is estimated and adjusted. In the opinion of management, the Company's allowance for loan losses at June 30, 2008 is adequate to provide for losses that may be inherent in the loan portfolio.

Noninterest Income

         Noninterest income for the 2008 second quarter was $1,697,000, a decrease of $1,070,000 from the $2,767,000 reported for the same 2007 period. The Company realized a one-time $712,000 gain on the sale of other investments during the 2007 period, primarily from the sale of surplus stock of a correspondent bank which resulted from the merger of the Company's four bank subsidiaries into one bank late in 2006. Mortgage loan brokerage income was $271,000 lower during the 2008 period.

         For the six months ended June 30, 2008, noninterest income decreased $1,128,000, or 24.6%, from noninterest income of $4,592,000 for the first six months of 2007. Again, this decrease resulted primarily from the one-time gain from the sale of other investments that occurred in 2007. Mortgage loan brokerage income for the first six months of 2008 decreased $404,000 compared with the same period of 2007, as originations of such loans decreased by approximately 34.9%, consistent with the overall slowing of the real estate market in the Company's market area and due to the Company's decision in early 2008 to discontinue its wholesale mortgage operation.


Noninterest Expenses

         Noninterest expenses for the second quarter of 2008 decreased by $500,000, or 8.9%, from the amounts reported for the same period of 2007. Salaries and employee benefits expenses decreased by $166,000, or 5.4%, in the 2008 period, primarily due to the discontinuation of the mortgage division's wholesale lending operation in early first quarter of 2008.

         Noninterest expenses for the first six months of 2008 were $628,000, or 5.9%, less than for the same period of 2007. Salaries and employee benefits for the 2008 six month period were $253,000, or 4.2%, less than for the same period of 2007, primarily due to the elimination of the mortgage division's wholesale lending operations. In addition, expenses were reduced by the elimination of loan production costs associated with wholesale lending, notably yield spread payments to brokers. Other factors contributing to the lower noninterest expenses were various non-recurring expenses recorded in 2007 including consulting costs related to preparation of a strategic plan and a deposit related fraud loss. These same factors also impacted the quarterly periods.


Income Taxes

         Income tax expense was $267,000 lower in the 2008 second quarter than for the 2007 period, as a result of lower taxable income before taxes. Income tax expense for the 2008 six month period was $218,000 less than for the same period of 2007 due to lower net income before taxes.


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

         Total deposits as of June 30, 2008 were $482,340,000, an increase of $633,000 over the amount as of December 31, 2007. During the first six months of 2008, funds moved from noninterest bearing demand deposit, interest-bearing transaction and savings accounts into time deposit accounts. As of June 30, 2008 the loan to deposit ratio, excluding loans held for sale, was 92.5%, compared with 96.3% at December 31, 2007 and 93.3% at June 30, 2007.

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

         The June 30, 2008 risk-based capital ratios for CBI and the bank are presented in the following table, compared with the "well capitalized" requirement for the bank and minimum ratios under the regulatory definitions and guidelines:

                                                     June 30, 2008
                                                     -------------
                                          Tier 1     Total Capital      Leverage
                                          ------     -------------      --------

Community Bankshares, Inc.                 13.42%        14.67%          10.08%
Community Resource Bank                    11.85%        13.10%           8.87%
Minimum "well capitalized" requirement      6.00%        10.00%           6.00%
Minimum requirement                         4.00%         8.00%           5.00%


         As shown in the table above, each of the capital ratios exceeds the minimum regulatory requirement and the bank exceeds the requirement to be considered "well capitalized." In the opinion of management, the current and projected capital positions of CBI and the bank are adequate.


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

Variable Interest Entity

         As discussed under "Capital Resources" and in the notes to unaudited consolidated financial statements under "Variable Interest Entity," as of June 30, 2008, CBI held an equity interest in, and guarantees the liabilities of, a non-consolidated variable interest entity, SCB Capital Trust I.

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

         The following table sets forth the contractual amounts of commitments which represent credit risk:

                                                   June 30, 2008
                                                   -------------
                                                   (Dollars in
                                                    thousands)
Loan commitments ..............................     $ 62,826
Standby letters of credit .....................        1,150

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

         Derivative financial instruments are written in amounts referred to as notional amounts. Notional amounts only provide the basis for calculating payments between counterparties and do not represent amounts to be exchanged between parties or a measure of financial risk. The following table includes the notional principal amounts of rate lock commitments and forward sales contracts as of June 30, 2008, and the estimated fair values of those financial instruments included in other assets and liabilities in the balance sheet as of that date.

                                                          June 30, 2008
                                                          -------------
                                                                   Estimated
                                                                   Fair Value
                                                     Notional        Asset
                                                      Amount      (Liability)
                                                      ------      -----------
                                                       (Dollars in thousands)
Rate lock commitments to potential borrowers
  to originate mortgage loans to be
  held for sale ...................................   $ 4,266              $ (7)
Forward sales contracts with investors
  of mortgage loans to be held for sale ...........   $ 4,266               $ 7

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

         CBI's Asset/Liability Committee uses a simulation model to assist in achieving consistent growth in net interest income while managing interest rate risk. According to the model, as of June 30, 2008, CBI is positioned so that net interest income would increase $21,000 and net income would increase $11,000 in the next twelve months if interest rates rose 100 basis points. Conversely, net interest income would decrease $21,000 and net income would decrease $11,000 in the next twelve months if interest rates declined 100 basis points. Computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions CBI and its customers could undertake in response to changes in interest rates.

         As of June 30, 2008 there was no significant change from the interest rate sensitivity analysis for the various changes in interest rates calculated as of December 31, 2007. The foregoing disclosures related to the market risk of CBI should be read in connection with Item 7 - Management's Discussion and Analysis of Financial Position and Results of Operations included in the 2007 Annual Report on Form 10-K.


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

                           PART II--OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(c) Purchases of securities

                                                                       (c) Total       (d) Maximum
                                                                       Number of        Number of
                                                                   Shares Purchased       Shares
                                                                      as Part of       That May Yet
                                    (a) Total                         Publicly         Be Purchased
                                     Number of     (b) Average        Announced          Under the
                                      Shares         Price per         Plans or          Plans or
             Period                 Purchased          Share           Programs          Programs
             ------                 ---------          -----           --------          --------
4/1/08 - 4/30/08                     2,500           $ 12.85             2,500          437,700
5/1/08 - 5/31/08                     4,500           $ 12.28             4,500          433,200
6/1/08 - 6/30/08                         -           $     -                 -          433,200
                                     -----                               -----
Total                                7,000           $ 12.49             7,000
                                     =====                               =====

(1) On July 30, 2007, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company's common stock. The program was originally set to expire on July 30, 2008. However, the program was terminated early under the terms of the Agreement and Plan of Merger entered into with First Citizens Bank and Trust Company, Inc. on June 25, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

         On Tuesday, May 20, 2008, the shareholders of Community Bankshares, Inc. held their regular annual meeting. At the meeting, one matter was submitted to a vote with results as follows:

1. Election of four directors to hold office for three year terms and one director to hold office for a one-year term:

                                                                           SHARES VOTED
                                                                            AGAINST OR                       BROKER
         DIRECTORS                                       FOR           AUTHORITY WITHHELD                   NON-VOTES
                                                         ---           ------------------                   ---------
         Three year term:
           Thomas B. Edmunds                         3,341,862                14,888                        1,087,282
           Henrietta C. Guthrie                      3,341,900                14,850                        1,087,282
           Wm. Reynolds Williams                     3,226,450               130,300                        1,087,282
           Charles E. Fienning                       3,341,651                15,099                        1,087,282

         One year term:
         James Richard Williamson                    3,341,860                14,890                        1,087,282

         The following directors continue to serve until the expiration of their terms at the annual meetings to be held in the years indicated and were not voted on at the 2008 annual meeting: E. J. Ayers, Jr. - 2009; Alvis J. Bynum - 2009; J. V. Nicholson, Jr. - 2009; Charles P. Thompson, Jr. - 2009; Samuel L.

Erwin - 2010; Anna O. Dantzler - 2010; Richard L. Havekost - 2010; and Samuel F. Reid, Jr. - 2010.


Item 6.  Exhibits

Exhibits       2    Agreement  and Plan of Merger,  dated June 25, 2008,  by and among Community  Bankshares,  Inc., Community Resource Bank,
                    N. A.,  and  First  Citizens  Bank and Trust  Company,  Inc.
                    (Incorporated  by reference to  Registrant's  Form 8-K filed
                    July 1, 2008)

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

                                                           DATED: August 7, 2008

COMMUNITY BANKSHARES, INC.

By:  s/  Samuel L. Erwin
     -------------------------------------------
        Samuel L. Erwin
         Chief Executive Officer

By:  s/  William W. Traynham
     -------------------------------------------
         William W. Traynham
         President and Chief Financial Officer
         (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibits       2    Agreement  and Plan of Merger,  dated June 25, 2008,  by and among Community  Bankshares,  Inc., Community Resource Bank,
                    N. A.,  and  First  Citizens  Bank and Trust  Company,  Inc.
                    (Incorporated  by reference to  Registrant's  Form 8-K filed
                    July 1, 2008)

               31-1 Rule   13a-14(a)/15d-14(a)    Certification   of   principal
                    executive officer

               31-2 Rule   13a-14(a)/15d-14(a)    Certification   of   principal
                    financial officer

               32   Certifications Pursuant to 18 U.S.C. Section 1350